Form 10-Q
period 2015-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2015-06-22
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37372

Collegium Pharmaceutical, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	03-0416362 (I.R.S. Employer Identification Number)

780 Dedham Street, Suite 800 Canton, MA (Address of principal executive offices)	02021 (Zip Code)

(781) 713-3699
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 12, 2015 there were 20,665,597 shares of Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

Forward-looking statements are inherently subject to risks, uncertainties and assumptions; they are not guarantees of performance. You should not place undue reliance on these statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•                  our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•                  our plans to commercialize our product candidates;

•                  the size and growth potential of the markets for our product candidates, and our ability to service those markets;

•                  our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•                  the rate and degree of market acceptance of our product candidates;

•                  the outcome of any patent infringement or other litigation that may be brought against us, including the ongoing litigation with Purdue Pharma, L.P.;

•                  our ability to attract collaborators with development, regulatory and commercialization expertise;

•                  the success, cost and timing of our product development activities, studies and clinical trials;

•                  our ability to obtain funding for our operations beyond this offering;

•                  regulatory developments in the United States and foreign countries;

•                  our ability to operate our business without infringing the intellectual property rights of others;

•                  the performance of our third-party suppliers and manufacturers;

•                  the success of competing products that are or become available;

•                  the loss of key scientific or management personnel;

•                  our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•                  the accuracy of our estimates regarding expenses, future revenue, capital requirements and need for additional financing; and

•                  our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our product candidates.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

See the section entitled “Risk Factors” in our Current Report on Form 8-K, filed with the United States Securities and Exchange Commission (the “SEC”) on June 19, 2015 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$44,989	$1,634
Refundable PDUFA fee	—	2,335
Prepaid expenses and other current assets	1,838	527
Total current assets	46,827	4,496
Property and equipment, net	468	514
Restricted cash	97	80
Total assets	$47,392	$5,090
Liabilities, convertible redeemable preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$2,180	$2,208
Accrued expenses	2,732	1,956
Current portion of deferred rent and lease note payable	45	59
Current portion of term loan payable	1,750	1,194
Convertible bridge notes with related parties	—	5,000
Total current liabilities	6,707	10,417

Lease incentive obligation	93	101
Term loan payable, long-term	6,146	6,813
Total liabilities	12,946	17,331
Commitments and Contingencies (See note 8)
Series A convertible redeemable preferred stock, $0.001 par value; authorized shares — 18,498,419 at March 31, 2015 and December 31, 2014; issued and outstanding shares — 9,232,334 at March 31, 2015 and December 31, 2014; liquidation preference of $11,345 at March 31, 2015 and $12,781 at December 31, 2014	11,345	12,781
Series B convertible redeemable preferred stock, $0.001 par value; authorized shares — 27,324,237 at March 31, 2015 and December 31, 2014; issued and outstanding shares — 27,324,237 at March 31, 2015 and December 31, 2014; liquidation preference of $45,905 at March 31, 2015 and $51,212 at December 31, 2014	45,905	51,212
Series C convertible redeemable preferred stock, $0.001 par value; authorized shares — 8,658,344 at March 31, 2015 and December 31, 2014; issued and outstanding shares — 8,658,008 at March 31, 2015 and December 31, 2014; liquidation preference of $12,000 at March 31, 2015 and $13,114 at December 31, 2014	12,000	13,114
Series D convertible redeemable preferred stock, $0.001 par value; authorized shares — 41,666,667 at March 31, 2015 and none at December 31, 2014; issued and outstanding shares — 41,666,667 at March 31, 2015 and none at December 31, 2014; liquidation preference of $50,411 at March 31, 2015 and none at December 31, 2014	50,411	—
Shareholders’ deficit:
Common stock, $0.001 par value; authorized shares — 113,000,000 at March 31, 2015 and 72,000,000 at December 31, 2014; issued and outstanding shares — 1,121,778 at March 31, 2015 and 1,006,219 at December 31, 2014	1	1
Additional paid-in capital	20,234	12,407
Accumulated deficit	(105,447)	(101,753)
Treasury stock	(3)	(3)
Total shareholders’ deficit	(85,215)	(89,348)
Total liabilities, convertible redeemable preferred stock and shareholders’ deficit	$47,392	$5,090

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three months ended, March 31,
	2015	2014
Operating expenses:
Research and development	$1,445	$3,269
General and administrative	2,185	475
Total operating expenses	3,630	3,744
Loss from operations	(3,630)	(3,744)
Other expense:
Interest expense, net	155	29
Gain on extinguishment	(91)	—
Total other expense, net	64	29
Net loss	$(3,694)	$(3,773)
Earning (loss) per share-basic	$0.34	$(5.03)
Earnings (loss) per share-diluted	$(0.65)	$(5.03)
Weighted-average shares-basic	1,001,704	912,616
Weighted-average shares-diluted	7,554,524	912,616

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net loss	$(3,694)	$(3,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	48
Lease incentive	(8)	(8)
Stock-based compensation expense	113	5
Non-cash interest expense	—	1
Accrual of back end fees related to note payable	—	(16)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,317)	20
Refundable PDUFA fee	2,335	—
Accounts payable	(28)	(56)
Accrued expenses	872	8
Net cash used in operating activities	(1,681)	(3,771)
Investing activities
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	44,807	—
(Repayment of) borrowing from term note	(202)	1,044
Repayment of lease note payable	(13)	(14)
Restricted cash	(16)	—
Proceeds from the exercise of common stock options	460	1
Net cash provided by financing activities	45,036	1,031

Net increase (decrease) in cash and cash equivalents	43,355	(2,740)
Cash and cash equivalents at beginning of period	1,634	7,551
Cash and cash equivalents at end of period	$44,989	$4,811

Supplemental disclosure of non-cash activities
Accruals of dividends and accretion to redemption value	$1,226	$814
Repayment of term note with proceeds of note payable	$—	$944
Conversion of bridge note to preferred stock	$5,000	$—
Cash paid for interest	$101	$20
Cash paid for taxes	$1	$—

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the ‘‘Company’’) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Canton, Massachusetts. The Company is a specialty pharmaceutical company developing and planning to commercialize next-generation abuse-deterrent products that incorporate the Company’s patented DETERx® platform technology for the treatment of chronic pain and other diseases. The Company’s lead product candidate, Xtampza ERTM, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. Xtampza has received Fast Track status from the U.S. Food and Drug Administration (‘‘FDA’’). The Company’s new drug application (‘‘NDA’’) filing for Xtampza was accepted by the FDA on February 10, 2015.

The Company’s operations are subject to certain risks and uncertainties. The risks include negative outcome of clinical trials, inability or delay in completing clinical trials or obtaining regulatory approvals, changing market conditions for products being developed by the Company, the need to retain key personnel and protect intellectual property, patent infringement litigation and the availability of additional capital financing on terms acceptable to the Company.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements of Collegium Pharmaceutical, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.  The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-203208), as amended, which was declared effective by the Securities and Exchange Commission (“SEC”) on May 6, 2015 (the “2015 Registration Statement”).

Initial Public Offering

In May 2015, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,670,000 shares of its common stock at a public offering price of $12.00 per share, including 870,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price. The Company received proceeds from the IPO of approximately $74.4 million, after deducting underwriting discounts and commissions but prior to deducting expenses payable by the Company.

In connection with preparing for the IPO, the Company’s Board of Directors and stockholders approved a one-for-6.9 reverse stock split of the Company’s common stock. The reverse stock split became effective in April 2015. All share and per share amounts in the condensed interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock in May 2015, resulting in an additional 12,591,456 shares of common stock of the Company becoming outstanding. The significant increase in common stock outstanding in May 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations in future periods.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date of the filing of this Form 10-Q.

Critical Accounting Policies

Earnings (Loss) per Common Share

Earnings (loss) per common share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and participating securities. All series of preferred stock contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Earnings available to common shareholders and participating convertible redeemable preferred shares is allocated first to the preferred stock based upon the distribution criteria in the Company’s Articles of Incorporation then the remainder to the common stockholders. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

Diluted earnings per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates earnings first to preferred shareholders based on dividend rights and then to common and preferred shareholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted earnings (loss) gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, convertible redeemable preferred stock and the potential issuance of stock upon the conversion of the Company’s convertible notes. Common stock equivalent shares are excluded from the computation of diluted earnings (loss) per share if their effect is antidilutive.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date of the ASU by one year. Based on the FASB’s proposed decision, the Company would be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and would be permitted to adopt the ASU early, but not before the original public organization effective date (annual periods beginning after December 15, 2016). Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its financial statements.

3. Net Loss Per Common Share

	Three months ending March 31,
	2015	2014
Numerator:
Net loss	$(3,694)	$(3,773)
Extinguishment of preferred stock - see note 6	31,806	—
Accretion of preferred stock - see note 6	(23,931)	(814)
Earnings attributable to participating preferred stock shareholders	(3,839)	—
Earnings attributable to common stockholders - basic	$342	$(4,587)
Effect of Preferred Shares (Series A, B and C)	$(5,273)	$—
Earnings attributable to common stockholders - diluted	$(4,931)	$(4,587)
Denominator:
Weighted-average number of common shares used in earnings per share - basic	1,001,704	912,616
Effect of Preferred Shares	6,552,820	—
Weighted-average number of common shares used in earnings per share - Diluted	7,554,524	912,616

Earnings per share - basic	$0.34	$(5.03)
Earnings per share - diluted	$(0.65)	$(5.03)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	Three months ended March 31,
	2015	2014

Stock Options	803,565	317,019
Warrants	18,809	6,262
Redeemable convertible preferred stock	6,038,636	6,552,820
Unvested restricted stock	78,141	54,832

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accrued development costs	$994	$970
Accrued audit and legal	833	249
Accrued compensation	659	635
Accrued interest	34	71
Accrued other	212	31
Total accrued expenses	$2,732	$1,956

5. Convertible Bridge Note with Related Party

In November and December 2014 the Company entered into a Note Purchase Agreement (the “Bridge Notes”) allowing for the issuance of $5,000 of convertible promissory notes to a group of investors (the “Holders”) bearing interest at a rate per annum of 6.0%. The Holders are related parties of the Company. All notes become due and payable at the earlier to occur of a qualified financing, a deemed liquidation event and November 2015.  In connection with the Series D convertible preferred stock financing (see note 6), the Bridge Notes converted into Series D convertible preferred stock.  Upon the conversion, the Company recognized a gain on extinguishment of $91.

6. Convertible Preferred Stock

In March 2015, the Company issued and sold an aggregate of 41,666,667 shares of Series D convertible preferred stock for aggregate consideration of $50,000, comprised of $45,000 in cash and conversion of $5,000 in Bridge Notes. The accrued interest on the convertible notes was waived.

Concurrently with the issuance of the Series D Preferred Stock, the Company amended and restated its Articles of Incorporation (the “Amended Articles”).   The Company made certain amendments to the terms of the Series A, Series B and Series C Preferred Stock (together, the “Prior Preferred Stock”). Prior to the Amended Articles the Series A, Series B and Series C accrued dividends at a rate of 4.5%, 8.0% and 8.0% per annum, respectively, per share. All accrued and unpaid dividends on the Prior Preferred Stock were automatically cancelled and forfeited and the Prior Preferred Stock no longer accrue dividends. Prior to the cancellation and forfeiture of accrued dividends, the Prior Preferred Stock had accrued dividends of $622 during 2015. The holders of outstanding shares of Prior Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors.  The mandatory conversion for all series of Prior Preferred Stock was modified so as to occur upon an initial public offering with gross proceeds in excess of $50,000. The amendments to the Prior Preferred Stock were treated as an extinguishment which resulted in a gain on extinguishment of $31,806. The gain on extinguishment was added to net loss to arrive at income available to common stockholders in the calculation of earnings per share. During the three months ended March 31, 2015, total accretion for preferred stock was $23,931.

As of March 31, 2015, the Series D Preferred Stock had rights, preferences, privileges and restrictions as follows:

Voting

The holders of shares of Series D are entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series D held by such holder are convertible as of the record date. Except as provided by law or otherwise, the holders of shares of Series D vote together with the holders of shares of the Prior Preferred Stock and Common Stock as a single class. The holders of record of Series D exclusively and as a separate class are entitled to elect one director of the Company. The Company cannot amend, alter or repeal the preferences, special rights or other powers of the Series D without the written consent or affirmative vote of not less than a majority of the then outstanding shares of the Series D.

Dividends

From and after the issuance of any shares of Series D, dividends on the Series D will accrue at a rate of 12% per annum per share. The Series D accruing dividends accrue from day to day, whether or not declared by the Board of Directors of the Corporation and shall be cumulative and compound quarterly.  The Corporation shall not declare, pay or set aside any dividends on shares of Prior Preferred Stock or Common Stock, other than dividends on shares of Common Stock payable in shares of Common Stock, unless the holders of the Series D Preferred Stock then outstanding shall first receive the Series D Accruing Dividend.  In the event a dividend is declared on Series A, Series B, Series C or Common Stock, an additional dividend will be paid on all outstanding shares of Series D in a per share amount equal, on an as-if-converted to Common Stock basis, to the amount paid or set aside for each share of Series A, Series B, Series C or Common Stock.  The Company has recorded cumulative accrued dividends for Series D of $411, as of March 31, 2015.

Conversion

Each share of Series D is convertible at the option of the holder at any time into such number of fully paid and nonassessable shares of Common Stock as determined by dividing the original issue price by its conversion price of $1.20.  At the date and time, or upon the occurrence of an event, specified by vote or written consent of (i) at least 60% of the voting power of the outstanding shares Prior Preferred Stock, voting or consenting together in a single class on an as-converted to Common Stock basis, and (ii) a majority of the then outstanding shares of the Series D, all outstanding shares of all series of Preferred Stock shall automatically be converted into shares of Common Stock, at the then effective conversion rate.

Conversion is mandatory upon an IPO with proceeds in excess of $50,000.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company or a Deemed Liquidation Event, the holders of Series D are entitled to be paid out an amount per share equal to one time the Series D original issue price of $1.20 plus unpaid accrued dividends.

Participation

In the event of liquidation, payment to the holders of Series D shall precede payment to the holders of Series C, which shall precede payment to holders of Series B, which shall precede payment to the holders of Series A. Holders of Series D shall be paid at their Original Issuance Price plus any unpaid accrued dividends. In the event that the amount to be distributed to the shareholders is in excess of the Series A, Series B, Series C and Series D liquidation preferences, the preferred holders shall participate on an as-converted basis with the Common Stock holders in the distribution of the remaining asset.

Redemption

The Company shall require a redemption of Series D in the event of a deemed liquidation event, including (i) merger or consolidation, (ii) sale or transfer of substantially all of the Company’s assets or (iii) sale or exchange or transfer by the Company’s shareholders of a majority of the voting power of the Company unless the requisite holders (as defined in the Company’s articles of incorporation) elect otherwise.

There is an optional redemption feature on or after August 27, 2019 for the Series D, upon a vote of at least a majority of the holders of the Series D voting as a single class. The payment is equal to the original issuance price of the Series D plus unpaid accrued dividends on the date of the redemption. Optional redemption shall be paid in three installments.

Protective Provision

At any time when there are shares of Series D outstanding the Company will not engage in certain activities (including enter into a liquidating event) without written consent of a majority of the Series D holders.

7. Stock-based Compensation

In July 2014, the Company adopted the 2014 Stock Incentive Plan (the “Plan”), under which 525,700 shares of common stock are authorized for issuance to employees, officers, directors, consultants and advisors of the Company. In connection with the Company’s reincorporation into Virginia in July 2014, each outstanding option to purchase shares of common stock under the Company’s 2012 Stock Incentive Plan and 2002 Stock Plan, was automatically terminated and replaced with an option to purchase shares of common stock under the Plan having the same vesting terms and exercise price as the option that was replaced. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options (“ISOs”) and non-qualified options (“NQs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock options generally vest over a four year period of service; however, certain options contain performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

In April 2015, the Plan was amended to increase the maximum number of shares of common stock that may be issued to 2,700,000 shares. In addition, an “evergreen provision” was added to the Plan that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. The annual increase will be added on the first day of each fiscal year beginning with the fiscal year ending December 31, 2016, and on each anniversary thereof until the expiration of the Plan equal to 4% of the outstanding shares of our common stock on December 31st of the immediately preceding fiscal year (or such lesser number of shares of common stock as determined by the board of directors).

Restricted common stock

A summary of the Company’s restricted stock activity for the three months ended March 31, 2015 and related information is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2014	15,387	$0.69
Vested	(9,709)	0.69
Unvested at March 31, 2015 (1)	5,678	$0.69

(1)         Excludes 72,463 shares of unvested restricted stock remaining from the early exercise of stock options as of March 31, 2015.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	281,029	$0.69
Granted	638,095	5.73
Exercised	(115,559)	3.98
Canceled	—	—
Outstanding at March 31, 2015	803,565	$4.23	9.3	$1,761
Exercisable at March 31, 2015	132,057	$1.71	7.3	$621
Vested and expected to vest at March 31, 2015	778,817	$4.32	9.4	$1,636

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.6%	1.8%
Dividend yield	—	—
Volatility	77%	77%
Expected term (years)	6.25	6.25

8. Commitments and Contingencies

The Company’s NDA filing for Xtampza is a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the ‘‘Orange Book’’), in this case OxyContin OP. In connection with the 505(b)(2) process, the Company certified to the FDA and notified Purdue Pharma, L.P. (‘‘Purdue’’), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin OP in the Orange Book. Under the Hatch-Waxman Act of 1984 (the ‘‘Hatch-Waxman Act’’), Purdue can elect to sue the Company for infringement, and if they do, receive a stay of up to 30 months before the FDA can issue a final approval for Xtampza, unless the stay is earlier terminated. On March 24, 2015, Purdue sued the Company in the District of Delaware asserting infringement of four patents. On March 26, 2015, Purdue filed a second suit against the Company in the District of Massachusetts asserting infringement of the same four patents.  At this time the Company is unable to provide meaningful quantification of how this potential litigation may impact its future financial condition, results of operations, or cash flows.

In March 2015, the Company amended its lease to include an additional 9,660 square feet of space for a total of 19,335 square feet. In addition, the lease term was extended and now terminates on the date that is 5 years following the date, which has not yet been determined, on which the landlord delivers the expansion space with certain improvements substantially completed. At the Company’s election, the lease term may be extended for an additional 5-year term.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this quarterly report, including those set forth under “Forward-looking Statements” and “Risk Factors”, and under the heading “Risk Factors” in the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015.

OVERVIEW

We are a specialty pharmaceutical company developing and planning to commercialize next-generation abuse-deterrent products that incorporate our patented DETERx platform technology for the treatment of chronic pain and other diseases. Our lead product candidate, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. Xtampza has received Fast Track status from the U.S. Food and Drug Administration, or FDA. Our new drug application, or NDA, filing for Xtampza was accepted by the FDA on February 10, 2015. On February 25, 2015, the FDA set a Prescription Drug User Fee Act, or PDUFA, goal date of October 12, 2015 for completion of its review of the Xtampza NDA.

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $2.5 billion in U.S. sales in 2014. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including a head-to-head clinical trial comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.

In addition, our preclinical studies and clinical trials have shown that the contents of the Xtampza capsule can be removed from the capsule and sprinkled on food, directly into the mouth or administered through feeding tubes, without compromising their drug release profile, safety or abuse-deterrent characteristics. By contrast, OxyContin OP, which is formulated in hard tablets, has a black box warning label stating that crushing, dissolving, or chewing can cause rapid release and absorption of a potentially fatal dose of the active ingredient. We believe that Xtampza, if approved, can address the pain management needs of the approximately 11 million patients in the United States who suffer from chronic pain and have difficulty swallowing.

Since 2010, when we divested our former subsidiary, Onset Therapeutics, LLC, to PreCision Dermatology, Inc., we have devoted substantially all of our resources to the development of our patented DETERx platform technology, the preclinical and clinical advancement of our product candidates, and the creation and protection of related intellectual property. Since 2011, we have not generated any revenue from product sales as we currently have no approved products, and we continue to incur significant research, development and other expenses related to our ongoing operations. Prior to our initial public offering of common stock, or IPO, in May 2015, we funded our operations primarily through the private placement of preferred stock, convertible notes and commercial bank debt.

Outlook

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $3.7 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $105.4 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we seek regulatory approval for, and, if approved, begin to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•                  conduct clinical trials of our product candidates;

•                  continue scale-up and improvement of our manufacturing processes;

•                  continue our research and development efforts;

•                  manufacture preclinical study and clinical trial materials;

•                  maintain, expand and protect our intellectual property portfolio;

•                  seek regulatory approvals for our product candidates that successfully complete clinical trials;

•                  hire additional clinical, quality control and technical personnel to conduct our clinical trials;

•                  hire additional scientific personnel to support our product development efforts;

•                  implement operational, financial and management systems; and

•                  hire additional general and administrative personnel to operate as a public company.

If we obtain regulatory approval for Xtampza, we expect to incur significant commercialization expenses related to marketing, manufacturing, distribution, product sales and reimbursement functions. Initially we plan to detail Xtampza to approximately 10,000 physicians who write more than 50% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 100 sales representatives. In addition, we plan to deploy a separate, focused sales team to detail Xtampza to nursing homes, hospices and other institutions treating large populations of the elderly and other patients who need chronic pain relief and have difficulty swallowing. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in the 2015 Registration Statement related to accrued expenses, impairment of long-lived assets, convertible redeemable preferred stock, stock-based compensation and income taxes. There were no changes to these critical accounting policies in the quarter ended March 31, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the 2015 Registration Statement.

RESULTS OF OPERATIONS

Comparison of the Three Months ended March 31, 2015 and March 31, 2014

Research and development expenses were $3.3 million for the quarter ended March 31, 2014 (the “2014 Quarter”), compared to $1.4 million for the quarter ended March 31, 2015 (the “2015 Quarter”).  The $1.8 million decrease was primarily related to:

•                  a decrease in clinical trial costs of $2.2 million due to the completion of clinical trials with Xtampza during 2014; and

•                  an increase in manufacturing costs of $300,000, mainly due to costs incurred for validation batches of Xtampza.

General and administrative expenses were $475,000 for the 2014 Quarter compared to $2.2 million for the 2015 Quarter. The $1.7 million increase was primarily related to:

•                  an increase in professional fees of $660,000 primarily due to audit and accounting fees;

•                  an increase in salaries & wages of $499,000 primarily due to headcount and bonuses;

•                  an increase in commercial costs of $220,000 primarily due to consultant costs related to analytics and strategies for commercialization of Xtampza; and

•                  an increase in legal and consulting fees of $115,000 primarily due to costs related to litigation.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception.  Since inception, we have funded our operations primarily through the private placements of our preferred stock, convertible notes and commercial bank debt.  As of March 31, 2015, we had $45.0 million in cash and cash equivalents.

In March 2015, we issued 41,666,667 shares of Series D convertible preferred stock in exchange for aggregate consideration of $50.0 million, including $45.0 million in cash. In connection with this financing, convertible notes with related parties in the aggregate principal amount of $5.0 million automatically converted to an aggregate of 4,166,667 shares of Series D convertible preferred stock.

In May 2015, we closed our IPO, which resulted in the sale of 6,670,000 shares of our common stock at a public offering price of $12.00 per share, including 870,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price. We received proceeds from the IPO of approximately $74.4 million, after deducting underwriting discounts and commission but prior to deducting expenses payable by the Company

Although it is difficult to predict future liquidity requirements, we believe that the net proceeds from the IPO, together with our existing cash resources, will be sufficient to fund our operations into mid-2017, including the commercialization of Xtampza, if approved, and the continuation of our development of our other product candidates. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Cash flows

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in cash used in the 2015 Quarter compared to the 2014 Quarter was primarily due to receipt of the refundable PDUFA fee which was paid in the fourth quarter of 2014. We expect cash used in operating activities to increase for the foreseeable future as we seek regulatory approval for, and, prepare to commercialize Xtampza by establishing sales, marketing and distribution capabilities and fund research, development and clinical activities for additional product candidates.

Investing activities.  There were no investing activities in either the 2015 Quarter or 2014 Quarter.

Financing activities.  The cash provided by financing activities for the 2015 Quarter primarily represent net proceeds of $44.8 million from the sale Series D convertible preferred stock. The cash provided by financing activities for the 2014 Quarter primarily reflects approximately $1.1 million drawdown of a term note payable.

Funding requirements

Since 2011, we have not generated any product revenue. We do not know when, or if, we will generate any revenue as we seek regulatory approval for, and potentially begin to commercialize, Xtampza. We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, Xtampza and our other product candidates, and begin to commercialize any approved products. We are subject to all of the risks common to the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from our pharmaceutical products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing shareholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•     the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•     the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•     the timing and costs associated with manufacturing Xtampza and our other product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•     the number and characteristics of product candidates that we pursue;

•     the cost of patent infringement litigation, including the Company’s litigation with Purdue Pharma, L.P., or Purdue, relating to Xtampza or our other product candidates, which may be expensive to defend and delay the commercialization of Xtampza or our other product candidates;

•     our need to expand our research and development activities, including our need and ability to hire additional employees;

•     our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;

•     the effect of competing technological and market developments; and

•     the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the final prospectus included in the 2015 Registration Statement.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash and cash equivalents consisting of cash and money market funds of $45.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We filed the NDA for Xtampza as a 505(b)(2) application, which allows us to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), in this case OxyContin OP. The 505(b)(2) process requires that we certify to the FDA and notify Purdue, as the holder of the NDA and any other Orange Book-listed patent owners, that we do not infringe any of the patents listed for OxyContin OP in the Orange Book, or that the patents are invalid. We made such certification and provided such notice on February 11, 2015 and such certification documented why Xtampza does not infringe any of the 11 Orange Book listed patents for OxyContin OP, five of which stand invalidated by the Federal District Court for the Southern District of New York, subject to a pending appeal. Under the Hatch-Waxman Act of 1984, Purdue had the option to sue us for infringement and receive a stay of up to 30 months before the FDA can issue a final approval for Xtampza, unless the stay is earlier terminated.

Purdue exercised its option and elected to sue us for infringement in the District of Delaware on March 24, 2015 asserting infringement of three of Purdue’s Orange Book-listed patents (all of which stand invalidated subject to a pending appeal by Purdue) and a non-Orange Book-listed patent, and accordingly, received a stay of up to 30 months before the FDA can issue a final approval for Xtampza, unless the stay is earlier terminated. On March 26, 2015, Purdue filed a second suit against us in the District of Massachusetts asserting infringement of the same four patents.

We have engaged experienced litigation counsel who worked carefully with us to construct a strategy to prevail in such litigation as expeditiously as possible. On April 6, 2015, in the District of Delaware case, we filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, to transfer venue to the Southern District of New York where three of the patents have already been invalidated. Purdue’s opposition to our motion was filed on April 23, 2015 and our reply in support of the motion was filed on May 4, 2015. The complaint in the District of Massachusetts case has not yet been served. We plan to continue to take all steps necessary to vigorously defend ourselves against these claims. The strength of our defenses will depend on the patents asserted and the interpretation of these patents. However, we could be unsuccessful in advancing non-infringement and invalidity arguments in our defense. Purdue need only prove infringement by a preponderance of the evidence, which is a low burden of proof.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results. These and other risks are described under the heading “Risk Factors” in the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

In March 2015, we issued 41,666,667 shares of our Series D convertible preferred stock to TPG Biotechnology Partners IV, L.P., RA Capital Healthcare Fund, LP, the Longitude Funds, Skyline Venture Partners V, L.P., Frazier Healthcare VI, L.P., the Boston Millennia Funds and certain other investors, at a purchase price of $1.20 per share, for an aggregate purchase price of approximately $50.0 million.

In March 2015, we granted options to purchase an aggregate of 638,095 shares of our common stock with an exercise price of $5.73 per share to 24 employees and 1 director.

We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about the Company.

USE OF PROCEEDS

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-203208) that was declared effective by the SEC on May 6, 2015, which registered an aggregate of 6,670,000 shares of our common stock.  On May 12, 2015, 6,670,000 shares of common stock were sold on our behalf at an initial public offering price of $12.00 per share, including 870,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price, for aggregate gross proceeds of $74.4 million.  As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering have been sold prior to termination. Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers. Wells Fargo Securities, LLC acted as lead manager and Needham & Company, LLC acted as co-manager in the offering.

The net proceeds of the offering to us, after deducting underwriting discounts and commissions of $5.6 million and estimated offering expenses payable by us totaling $2.6 million, were approximately $71.8 million.  On May 12, 2015, the closing date of the offering, we received the proceeds from the offering, $3.5 million of which have been utilized for general corporate purposes, including working capital.

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

There has been no material change in the use of proceeds from the IPO as described in the 2015 Registration Statement under “Use of Proceeds”.

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date: June 22, 2015	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date: June 22, 2015	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

3.1

Second Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on May 12, 2015.

3.2	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc. , incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on May 12, 2015.
4.1

Seventh Amended and Restated Stockholders Agreement, dated March 6, 2015, by and among Collegium Pharmaceutical, Inc. and certain of its shareholders, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-203208), filed on April 27, 2015.

4.2

Eighth Amended and Restated Investor Rights Agreement, dated March 6, 2015, by and among Collegium Pharmaceutical, Inc. and certain of its shareholders, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-203208), filed on April 27, 2015.

4.3

Amendment No. 1 to the Sixth Amended and Restated Stockholders Agreement, dated January 29, 2015, by and among Collegium Pharmaceutical, Inc. and certain of its shareholders, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-203208), filed on April 27, 2015.

10.1

Offer Letter, dated January 29, 2015, by and between Collegium Pharmaceutical, Inc. and Garen Bohlin, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-203208), filed on April 27, 2015.

10.2

Confidential Offer Letter, dated January 30, 2015, by and between Collegium Pharmaceutical, Inc. and Paul Brannelly, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-203208), filed on April 27, 2015.

10.3

Series D Convertible Preferred Stock Purchase Agreement, dated March 6, 2015, by and among Collegium Pharmaceutical, Inc. and the purchasers thereto, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-203208), filed on April 27, 2015.

10.4

First Amendment to Lease, dated March 24, 2015, by and between Park at 95, LLC (as successor in interest to 780 Dedham Street Holdings, LLC) and Collegium Pharmaceutical, Inc. , incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-203208), filed on April 27, 2015.

10.5

Confidential Offer Letter, dated March 23, 2015, by and between Collegium Pharmaceutical, Inc. and Barry Duke, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-203208), filed on April 27, 2015.

31.1

Certification of Chief Executive Officer pursuant to Rules 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rules 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

†                                         XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.