Form 10-Q
period 2015-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2015-08-12
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2015 there were 20,687,829 shares of Common Stock, $0.001 par value per share, outstanding.

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

•         the outcome of any patent infringement or other litigation that may be brought against us, including litigation with Purdue Pharma, L.P.;

•         our ability to attract collaborators with development, regulatory and commercialization expertise;

•         the success, cost and timing of our product development activities, studies and clinical trials;

•         our ability to obtain funding for our operations;

•         regulatory developments in the United States and foreign countries;

•         our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our product candidates;

•         our ability to operate our business without infringing the intellectual property rights of others;

•         the performance of our third-party suppliers and manufacturers;

•         the success of competing products that are or become available;

•         the loss of key scientific or management personnel;

•         our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•         the accuracy of our estimates regarding expenses, future revenue, capital requirements and need for additional financing.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$112,413	$1,634
Refundable PDUFA fee	—	2,335
Prepaid expenses and other current assets	1,219	527
Total current assets	113,632	4,496
Property and equipment, net	445	514
Restricted cash	97	80
Total assets	$114,174	$5,090
Liabilities, convertible redeemable preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$2,239	$2,208
Accrued expenses	1,671	1,956
Current portion of deferred rent and lease note payable	30	59
Current portion of term loan payable	2,250	1,194
Convertible bridge notes with related parties	—	5,000
Total current liabilities	6,190	10,417

Lease incentive obligation	85	101
Term loan payable, long-term	5,480	6,813
Total liabilities	11,755	17,331
Commitments and contingencies (See note 8)
Series A convertible redeemable preferred stock, $0.001 par value; authorized shares — none at June 30, 2015 and 18,498,419 at December 31, 2014; issued and outstanding shares — none at June 30, 2015 and 9,232,334 at December 31, 2014; liquidation preference of none at June 30, 2015 and $12,781 at December 31, 2014	—	12,781
Series B convertible redeemable preferred stock, $0.001 par value; authorized shares — none at June 30, 2015 and 27,324,237 at December 31, 2014; issued and outstanding shares — none at June 30, 2015 and 27,324,237 at December 31, 2014; liquidation preference of none at June 30, 2015 and $51,212 at December 31, 2014	—	51,212
Series C convertible redeemable preferred stock, $0.001 par value; authorized shares — none at June 30, 2015 and 8,658,344 at December 31, 2014; issued and outstanding shares — none at June 30, 2015 and 8,658,008 at December 31, 2014; liquidation preference of none at June 30, 2015 and $13,114 at December 31, 2014	—	13,114
Series D convertible redeemable preferred stock, $0.001 par value; authorized shares — none at June 30, 2015 and December 31, 2014; issued and outstanding shares — none at June 30, 2015 and December 31, 2014; liquidation preference of none at June 30, 2015 and December 31, 2014	—	—
Shareholders’ equity (deficit):
Common stock, $0.001 par value; authorized shares — 113,000,000 at June 30, 2015 and 72,000,000 at December 31, 2014; issued and outstanding shares — 20,687,787 at June 30, 2015 and 1,006,219 at December 31, 2014	20	1
Additional paid-in capital	212,523	12,407
Accumulated deficit	(110,121)	(101,753)
Treasury stock	(3)	(3)
Total shareholders’ equity (deficit)	102,419	(89,348)
Total liabilities, convertible redeemable preferred stock and shareholders’ equity (deficit)	$114,174	$5,090

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three months ended, June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$1,641	$3,565	$3,086	$6,834
General and administrative	2,934	523	5,120	999
Total operating expenses	4,575	4,088	8,206	7,833
Loss from operations	(4,575)	(4,088)	(8,206)	(7,833)
Other expense:
Interest expense, net	99	29	254	59
Gain on extinguishment	—	—	(91)	—
Total other expense, net	99	29	163	59
Net loss	$(4,674)	$(4,117)	$(8,369)	$(7,892)
Net loss per share—basic and diluted	$(0.45)	$(5.33)	$(0.18)	$(10.36)
Weighted-average number of common shares used in net loss per share-basic and diluted	11,791,546	926,239	6,426,431	919,465

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net loss	$(8,369)	$(7,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	95
Lease incentive	(16)	(17)
Stock-based compensation expense	714	11
Non-cash interest expense	7	4
Accrual of back end fees related to note payable	—	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(692)	18
Refundable PDUFA fee	2,335	—
Accounts payable	32	1,012
Accrued expenses	(195)	811
Net cash used in operating activities	(6,092)	(5,972)
Investing activities
Purchases of property and equipment	(23)	—
Net cash used in investing activities	(23)	—
Financing activities
Proceeds from issuance of common stock, net of issuance costs of $2,408	72,029	—
Proceeds from issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	44,807	—
(Repayment of) borrowing from term note	(368)	1,044
Repayment of lease note payable	(29)	(31)
Restricted cash	(16)	—
Proceeds from the exercise of stock options	471	1
Net cash provided by financing activities	116,894	1,014

Net increase (decrease) in cash and cash equivalents	110,779	(4,958)
Cash and cash equivalents at beginning of period	1,634	7,551
Cash and cash equivalents at end of period	$112,413	$2,593

Supplemental disclosure of non-cash activities
Preferred stock conversion to common stock	$120,302	$—
Accruals of dividends and accretion to redemption value	$24,572	$1,637
Conversion of bridge note to preferred stock	$5,000	$—
Cash paid for interest	$202	$46
Cash paid for taxes	$2	$—
Repayment of term note with proceeds of note payable	$—	$944

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Canton, Massachusetts. The Company is a specialty pharmaceutical company developing and planning to commercialize next-generation abuse-deterrent products that incorporate the Company’s patented DETERx® platform technology for the treatment of chronic pain and other diseases. The Company’s lead product candidate, Xtampza ERTM, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. Xtampza has received Fast Track status from the U.S. Food and Drug Administration (“FDA”). The Company’s new drug application (“NDA”) filing for Xtampza was accepted by the FDA on February 10, 2015.  On February 25, 2015, the FDA set a Prescription Drug User Fee Act, or PDUFA, goal date of October 12, 2015 for completion of its review of the Xtampza NDA.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include negative outcome of clinical trials, inability or delay in completing clinical trials or obtaining regulatory approvals, changing market conditions for products being developed by the Company, the need to retain key personnel and protect intellectual property, patent infringement litigation and the availability of additional capital financing on terms acceptable to the Company.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements of Collegium Pharmaceutical, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.  The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus dated May 6, 2015 (“Prospectus”) filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) on May 7, 2015 in conjunction with the Company’s initial public offering of common stock.

Initial Public Offering

In May 2015, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,670,000 shares of its common stock at a public offering price of $12.00 per share, including 870,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price. The Company received proceeds from the IPO of approximately $72.0 million, after deducting underwriting discounts, commissions and expenses payable by the Company.

In connection with preparing for the IPO, the Company’s Board of Directors and shareholders approved a one-for-6.9 reverse stock split of the Company’s common stock. The reverse stock split became effective in April 2015. All share and per share amounts in the condensed interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock in May 2015, resulting in an additional 12,591,456 shares of common stock of the Company becoming outstanding. The significant increase in common stock outstanding in May 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations in future periods.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Through the date of the filing of this Form 10-Q, the Company has concluded that no subsequent events have occured that require disclosure, except as described in Note 9.

Critical Accounting Policies

Earnings (Loss) per Common Share

Earnings (loss) per common share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and participating securities. All series of preferred stock contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Earnings available to common shareholders and participating convertible redeemable preferred shares is allocated first to the preferred stock based upon the distribution criteria in the Company’s Articles of Incorporation then the remainder to the common shareholders. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

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

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”), Topic 605, Revenue Recognition , and creates a new Topic 606, Revenue from Contracts with Customers.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  On July 9, 2015, the FASB approved a deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its financial statements.

3. Net Loss per Common Share

	Three months ended, June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(4,674)	$(4,117)	$(8,369)	$(7,892)
Extinguishment of preferred stock - see note 7	—	—	31,806	—
Accretion of prior preferred stock - see note 7		(823)	(23,327)	(1,637)
Accretion and dividends of series D preferred stock	(641)	—	(1,245)	—
Loss attributable to common shareholders—basic and diluted	$(5,315)	$(4,940)	$(1,135)	$(9,529)
Weighted-average number of common shares used in net loss per share-basic and diluted	11,791,546	926,239	6,426,431	919,465
Net loss per share-basic and diluted	$(0.45)	$(5.33)	$(0.18)	$(10.36)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Outstanding stock options	1,086,789	315,389	1,086,789	315,389
Warrants	2,445	6,262	2,445	6,262
Redeemable convertible preferred stock	—	6,552,820	—	6,552,820
Unvested restricted stock	164,539	41,684	164,539	41,684

4. Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy is now established that prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2015 and December 31, 2014.

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30 2015
Money market funds, included in cash equivalents	$104,911	$104,911	$—	$—

December 31, 2014
Money market funds, included in cash equivalents	$457	$457	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accrued compensation	$725	$635
Accrued development costs	647	970
Accrued audit and legal	145	249
Accrued interest	32	71
Accrued other	122	31
Total accrued expenses	$1,671	$1,956

6. Convertible Bridge Note with Related Party

In November and December 2014 the Company entered into a Note Purchase Agreement (the “Bridge Notes”) allowing for the issuance of $5,000 of convertible promissory notes to a group of investors (the “Holders”) bearing interest at a rate per annum of 6.0%. The Holders are related parties of the Company.  In connection with the Series D convertible preferred stock financing (see note 7), the Bridge Notes converted into Series D convertible preferred stock.  Upon the conversion, the Company recognized a gain on extinguishment of $91.

7. Convertible Preferred Stock

In March 2015, the Company issued and sold an aggregate of 41,666,667 shares of Series D convertible preferred stock for aggregate consideration of $50,000, comprised of $45,000 in cash and conversion of $5,000 in Bridge Notes. The accrued interest on the convertible notes was waived.

Concurrently with the issuance of the Series D Preferred Stock, the Company amended and restated its Articles of Incorporation (the “Amended Articles”).   The Company made certain amendments to the terms of the Series A, Series B and Series C Preferred Stock (together, the “Prior Preferred Stock”). Prior to the Amended Articles the Series A, Series B and Series C accrued dividends at a rate of 4.5%, 8.0% and 8.0% per annum, respectively, per share. All accrued and unpaid dividends on the Prior Preferred Stock were automatically cancelled and forfeited and the Prior Preferred Stock no longer accrued dividends. Prior to the cancellation and forfeiture of accrued dividends, the Prior Preferred Stock had accrued dividends of $622 during 2015. The holders of outstanding shares of Prior Preferred Stock were entitled to receive dividends, when, as and if declared by the Board of Directors.  The mandatory conversion for all series of Prior Preferred Stock was modified so as to occur upon an initial public offering with gross proceeds in excess of $50,000. The amendments to the Prior Preferred Stock were treated as an extinguishment which resulted in a gain on extinguishment of $31,806. The gain on extinguishment was added to net loss to arrive at income available to common shareholders in the calculation of earnings per share. During the six months and three months ended June 30, 2015, total accrued dividends and accretion for preferred stock was $1,245 and $641, respectively.

In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock in May 2015, resulting in an additional 12,591,456 shares of common stock of the Company becoming outstanding.

8. Stock-based Compensation

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

Restricted common stock

A summary of the Company’s restricted stock activity for the six months ended June 30, 2015 and related information is as follows:

	Shares	Weighted- average purchase price per share
Unvested at December 31, 2014	15,387	$0.69
Granted	194,694	5.73
Vested	(118,005)	5.19
Unvested at June 30, 2015 (1)	92,076	$5.57

(1)     Excludes 72,463 shares of unvested restricted stock remaining from the early exercise of stock options as of June 30, 2015.

Stock options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	281,029	$0.69
Granted	927,452	8.51
Exercised	(121,692)	3.89
Canceled	—	—
Outstanding at June 30, 2015	1,086,789	$7.01	9.3	$11,765
Exercisable at June 30, 2015	167,639	$2.29	7.8	$2,606
Vested and expected to vest at June 30, 2015	1,065,883	$7.13	9.4	$12,294

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Six months ended June 30,
	2015	2014
Risk-free interest rate	1.7%	1.8%
Dividend yield	—	—
Volatility	77%	77%
Expected term (years)	6.25	6.25

9. Commitments and Contingencies

The Company’s NDA filing for Xtampza is a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the ‘‘Orange Book’’), in this case OxyContin OP.  In connection with the 505(b)(2) process, the Company certified to the FDA and notified Purdue Pharma, L.P. (‘‘Purdue’’), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin OP in the Orange Book.  Under the Hatch-Waxman Act of 1984 (the ‘‘Hatch-Waxman Act’’), Purdue can elect to sue the Company for infringement, and if they do, receive a stay of up to 30 months before the FDA can issue a final approval for Xtampza, unless the stay is earlier terminated.  On March 24, 2015, Purdue sued the Company in the District of Delaware asserting infringement of four patents.  On March 26, 2015, Purdue filed a second suit against the Company in the District of Massachusetts asserting infringement of the same four patents.  On July 23, 2015, Purdue voluntarily dismissed the Massachusetts suit. On August 6, 2015, the Delaware court dismissed the suit in Delaware and issued a memorandum opinion finding the Delaware court lacks personal jurisdiction over the Company  Following the dismissal in Delaware, on August 6, 2015, the Company filed a complaint in the Southern District of New York asserting an action to obtain patent certainty, and requesting that the New York court find that Xtampza will not infringe any valid patent claim of the patents asserted by Purdue in the Delaware action.  Also on August 6, 2015, Purdue sued the Company in the District of Massachusetts asserting the same claims as the prior suit. On August 7, 2015, Purdue filed a motion in the Delaware court requesting reconsideration of the August 6, 2015 order that dismissed the case. In the motion requesting reconsideration, Purdue asks that the Delaware court find that it does have personal jurisdiction over the Company and then transfer the case to the District of Massachusetts. At this time the Company is unable to provide meaningful quantification of how this potential litigation may impact its future financial condition, results of operations, or cash flows.

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

Outlook

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $8.4 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $110.1 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we seek regulatory approval for, and, if approved, begin to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

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

The critical accounting policies we identified in the Prospectus related to accrued expenses, impairment of long-lived assets, convertible redeemable preferred stock, stock-based compensation and income taxes. There were no changes to these critical accounting policies in the quarter ended June 30, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the Prospectus.

RESULTS OF OPERATIONS

Comparison of the Six Months ended June 30, 2015 and June 30, 2014

Research and development expenses were $6.8 million for the six months ended June 30, 2014 (the “2014 Period”), compared to $3.1 million for the six months ended June 30, 2015 (the “2015 Period”).  The $3.7 million decrease was primarily related to:

•                  a decrease in clinical trial costs of $4.3 million due to the completion of clinical trials with Xtampza during 2014; and

•                  an increase in manufacturing costs of $379,000 mainly due to costs incurred for validation batches of Xtampza.

General and administrative expenses were $1.0 million for the 2014 Period compared to $5.1 million for the 2015 Period. The $4.1 million increase was primarily related to:

•                  an increase in salaries and wages of $1.7 million primarily due to headcount, bonuses and stock compensation expense;

•                  an increase in professional fees of $823,000 primarily due to audit, accounting and recruitment fees;

•                  an increase in commercial costs of $457,000 primarily due to consultant costs related to analytics and strategies for commercialization of Xtampza;

•                  an increase in legal and consulting fees of $536,000 primarily due to costs related to litigation; and

•                  an increase in insurance costs of $194,000 due to directors’ and officers’ insurance.

Comparison of the Three Months ended June 30, 2015 and June 30, 2014

Research and development expenses were $3.6 million for the quarter ended June 30, 2014 (the “2014 Quarter”), compared to $1.6 million for the quarter ended June 30, 2015 (the “2015 Quarter”).  The $2.0 million decrease was primarily related to:

•                  a decrease in clinical trial costs of $2.1 million due to the completion of clinical trials with Xtampza during 2014; and

•                  an increase in manufacturing costs of $124,000 mainly due to costs incurred for validation batches of Xtampza.

General and administrative expenses were $523,000 for the 2014 Quarter compared to $2.9 million for the 2015 Quarter. The $2.4 million increase was primarily related to:

•                  an increase in salaries and wages of $1.2 million primarily due to headcount, bonuses and stock compensation expense;

•                  an increase in legal and consulting fees of $402,000 primarily due to costs related to litigation;

•                  an increase in commercial costs of $237,000 primarily due to consultant costs related to analytics and strategies for commercialization of Xtampza;

•                  an increase in insurance costs of $182,000 due to directors’ and officers’ insurance; and

•                  an increase in professional fees of $129,000 primarily due to recruitment fees.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception.  Since inception, we have funded our operations primarily through the private placements of our preferred stock, our IPO, convertible notes and commercial bank debt.  As of June 30, 2015, we had $112.4 million in cash and cash equivalents.

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

In May 2015, we closed our IPO, which resulted in the sale of 6,670,000 shares of our common stock at a public offering price of $12.00 per share, including 870,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price. We received net proceeds from the IPO of approximately $72.0 million, after deducting underwriting discounts, commission and expenses payable by the Company

Although it is difficult to predict future liquidity requirements, we believe that the net proceeds from the IPO, together with our existing cash resources, will be sufficient to fund our operations into mid-2017, including the commercialization of Xtampza, if approved, and the continuation of our development of our other product candidates. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Cash flows

Operating activities.  The cash used was $6.1 million in the 2015 Period and $6.0 million in the 2014 Period. The change in both periods was primarily due to the change in net loss partially offset by changes in the working capital accounts. We expect cash used in operating activities to increase for the foreseeable future as we seek regulatory approval for, and, prepare to commercialize Xtampza by establishing sales, marketing, manufacturing and distribution capabilities and fund research, development and clinical activities for additional product candidates.

Investing activities.  The cash used in the 2015 Period was related to the purchase of property and equipment. There was no cash used in the 2014 Period.

Financing activities.  The cash provided by financing activities for the 2015 Period primarily represent net proceeds from the IPO and from the sale of Series D convertible preferred stock of $72.0 million and $44.8 million, respectively. The cash provided by financing activities for the 2014 Period primarily reflect approximately $1.1 million drawdown of a term note payable.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash and cash equivalents consisting of cash and money market funds of $112.4 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have engaged experienced litigation counsel who worked carefully with us to construct a strategy to prevail in such litigation as expeditiously as possible.  On April 6, 2015, in the District of Delaware case, we filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, to transfer venue to the Southern District of New York where three of the patents have already been invalidated.  On July 23, 2015, Purdue voluntarily dismissed the Massachusetts suit. On August 6, 2015, the Delaware court dismissed the suit in Delaware and issued a memorandum opinion finding the Delaware court lacks personal jurisdiction over the Company  Following the dismissal in Delaware, on August 6, 2015, the Company filed a complaint in the Southern District of New York asserting an action to obtain patent certainty, and requesting that the New York court find that Xtampza will not infringe any valid patent claim of the patents asserted by Purdue in the Delaware action.  Also on August 6, 2015, Purdue sued the Company in the District of Massachusetts asserting the same claims as the prior suit. On August 7, 2015, Purdue filed a motion in the Delaware court requesting reconsideration of the August 6, 2015 order that dismissed the case. In the motion requesting reconsideration, Purdue asks that the Delaware court find that it does have personal jurisdiction over the Company but transfer the case to the District of Massachusetts.  We plan to continue to take all steps necessary to vigorously defend ourselves against these claims.

Item 1A.  Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results. These and other risks are described below and under the heading “Risk Factors” in the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015.

Our success depends in large part on the success of our lead product candidate, Xtampza. We cannot give any assurance that we will receive regulatory approval for Xtampza, which is necessary before it can be commercialized.

To date, we have invested substantial resources in the development of our lead product candidate, Xtampza, and our business and future success are substantially dependent on our ability to successfully and timely obtain regulatory approval for and commercialize this product candidate, which may never occur.  We currently generate no revenues from sales of any drugs and we may never be able to develop or commercialize a marketable drug.

The regulatory approval process that Xtampza must undergo is rigorous, time-consuming and difficult to predict, and there is no guarantee that successful late-stage clinical trials, including the pivotal Phase 3 clinical trial we completed in July 2014, will result in FDA approval of our NDA for Xtampza, which was accepted for filing on February 10, 2015.  On February 25, 2015, the FDA set a PDUFA goal date of October 12, 2015 for completion of its review of Xtampza NDA.  However, pursuant to FDA guidance, the PDUFA goal date is flexible and subject to change based on the timing and materiality of any amendments to the NDA, the FDA’s existing workload, and other potential review issues.  There can be no assurances that the FDA will not extend the PDUFA goal date that has been established for completion of its review of the Xtampza NDA.

The FDA has announced a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (“AADPAC”) and the Drug Safety and Risk Management Advisory Committee (“DSaRM”), to discuss the Xtampza NDA.  The meeting is scheduled for September 11, 2015.  Part of the meeting will be closed to the public.

An advisory committee typically includes clinicians and other experts who evaluate the NDA and issue a recommendation to the FDA as to whether the application should be approved.  The FDA has published its agenda for the meeting in the August 10, 2015, Federal Register Notice.  The FDA has asked the committees to discuss the potential safety risks and the potential effects on efficacy associated with the extent of Xtampza’s food effect, and the potential fluctuations in oxycodone levels that may occur if the product is not taken consistently with the same amount of food.  In addition, the committees will be asked to review and discuss whether the data characterizing the abuse-deterrent properties support the likelihood that Xtampza will have a meaningful effect on abuse and whether potential benefits to the public from abuse-deterrence outweigh the potential risks to patients from the effect of food.

We cannot predict how the AADPAC and DSaRM will interpret the data and whether they will vote in favor of approval is uncertain.  The FDA is also not bound by the recommendations of the advisory committees, and the final decision regarding approval of Xtampza will be made by the FDA.  If the advisory committees recommend against approval of our NDA, we may not succeed in securing FDA approval for Xtampza.  If the committees vote in favor of approval, the FDA may ultimately decide not to approve our NDA application.  Even if the FDA approves Xtampza, matters discussed at the meeting of AADPAC and DSaRM could limit our ability to successfully commercialize Xtampza.

Any delay or impediment in our ability to obtain approval to commercialize Xtampza may cause us to be unable to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

            The net proceeds of the offering to us, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $2.4 million, were approximately $72.0 million.  On May 12, 2015, the closing date of the offering, we received the proceeds from the offering, $6.6 million of which have been utilized for the development of our commercial infrastructure, research and development of our other product candidates and general corporate purposes, including working capital.

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

There has been no material change in the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds”.

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date: August 12, 2015	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date: August 12, 2015	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

3.1

Second Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on May 12, 2015.

3.2	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on May 12, 2015.
10.1

Employment Agreement, dated August 4, 2015, by and between Michael Heffernan and Collegium Pharmaceutical, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on August 10, 2015.

10.2

Employment Agreement, dated August 4, 2015, by and between Paul Brannelly and Collegium Pharmaceutical, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on August 10, 2015.

10.3	Employment Agreement, dated August 4, 2015, by and between Barry S. Duke and Collegium Pharmaceutical, Inc. (filed herewith).
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document