Form 10-Q
period 2015-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2015-11-12
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 2015 there were 20,688,914 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•our plans to commercialize our product candidates;

•the size and growth potential of the markets for our product candidates, and our ability to service those markets;

•our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•the rate and degree of market acceptance of our product candidates;

•the outcome of any patent infringement or other litigation that may be brought against us, including litigation with Purdue Pharma, L.P.;

•our ability to attract collaborators with development, regulatory and commercialization expertise;

•the success, cost and timing of our product development activities, studies and clinical trials;

•our ability to obtain funding for our operations;

•regulatory developments in the United States and foreign countries;

•our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our product candidates;

•our ability to operate our business without infringing the intellectual property rights of others;

•the performance of our third-party suppliers and manufacturers;

•the success of competing products that are or become available;

•the loss of key scientific or management personnel;

•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•the accuracy of our estimates regarding expenses, future revenue, capital requirements and need for additional financing.

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

See (i) the section entitled “Risk Factors” in our Current Report on Form 8-K, filed with the United States Securities and Exchange Commission (the “SEC”), on June 19, 2015,  (ii) Part II, Item 1A in our Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2015, filed with the SEC on August 12, 2015 and (iii) those risks described from time to time in other reports which we file with the SEC, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$105,460	$1,634
Refundable PDUFA fee	—	2,335
Prepaid expenses and other current assets	866	527
Total current assets	106,326	4,496
Property and equipment, net	627	514
Restricted cash	97	80
Total assets	$107,050	$5,090
Liabilities, convertible redeemable preferred stock and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$3,237	$2,208
Accrued expenses	2,681	1,956
Current portion of deferred rent and lease note payable	15	59
Current portion of term loan payable	2,667	1,194
Convertible bridge notes with related parties	—	5,000
Total current liabilities	8,600	10,417
Lease incentive obligation	76	101
Term loan payable, long-term	4,813	6,813
Total liabilities	13,489	17,331
Commitments and contingencies (See Note 9)
Series A convertible redeemable preferred stock, $0.001 par value; authorized shares — none at September 30, 2015 and 18,498,419 at December 31, 2014; issued and outstanding shares — none at September 30, 2015 and 9,232,334 at December 31, 2014; liquidation preference of none at September 30, 2015 and $12,781 at December 31, 2014	—	12,781
Series B convertible redeemable preferred stock, $0.001 par value; authorized shares - none at September 30, 2015 and 27,324,237 at December 31, 2014; issued and outstanding shares - none at September 30, 2015 and 27,324,237 at December 31, 2014; liquidation preference of none at September 30, 2015 and $51,212 at December 31, 2014	—	51,212
Series C convertible redeemable preferred stock, $0.001 par value; authorized shares - none at September 30, 2015 and 8,658,344 at December 31, 2014; issued and outstanding shares - none at September 30, 2015 and 8,658,008 at December 31, 2014; liquidation preference of none at September 30, 2015 and $13,114 at December 31, 2014	—	13,114
Series D convertible redeemable preferred stock, $0.001 par value; authorized shares - none at September 30, 2015 and December 31, 2014; issued and outstanding shares - none at September 30, 2015 and December 31, 2014; liquidation preference of none at September 30, 2015 and December 31, 2014	—	—
Shareholders’ equity (deficit):
Common stock, $0.001 par value; authorized shares - 100,000,000 at September 30, 2015 and 72,000,000 at December 31, 2014; issued and outstanding shares - 20,687,829 at September 30, 2015 and 1,006,219 at December 31, 2014	20	1
Additional paid-in capital	213,027	12,407
Accumulated deficit	(119,483)	(101,753)
Treasury stock	(3)	(3)
Total shareholders’ equity (deficit)	93,561	(89,348)
Total liabilities, convertible redeemable preferred stock and shareholders’ equity (deficit)	$107,050	$5,090

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$3,358	$5,818	$6,444	$12,652
General and administrative	5,907	687	11,027	1,686
Total operating expenses	9,265	6,505	17,471	14,338
Loss from operations	(9,265)	(6,505)	(17,471)	(14,338)
Other expense:
Interest expense, net	97	51	350	110
Gain on extinguishment	-	-	(91)	-
Total other expense, net	97	51	259	110
Net loss	$(9,362)	$(6,556)	$(17,730)	$(14,448)
Net loss per share - basic and diluted	$(0.46)	$(7.85)	$(0.94)	$(18.26)
Weighted-average number of common shares used in net loss per share-basic and diluted	20,531,406	940,627	11,179,756	926,597

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2015	2014
Operating activities
Net loss	$(17,730)	$(14,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	141
Lease incentive	(25)	(25)
Stock-based compensation expense	1,217	16
Non cash interest expense	6	6
Accrual of back end fees related to note payable	-	(12)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(338)	(139)
Refundable PDUFA fee	2,335	—
Accounts payable	962	1,563
Accrued expenses	815	2,518
Net cash used in operating activities	(12,628)	(10,380)
Investing activities
Purchases of property and equipment	(175)	—
Net cash used in investing activities	(175)	—
Financing activities
Proceeds from issuance of common stock, net of issuance costs of $2,408	72,029	—
Proceeds from issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	44,807	—
(Repayment of) borrowing from term note	(619)	7,044
Repayment of lease note payable	(44)	(46)
Restricted cash	(16)	—
Proceeds from the exercise of stock options	472	9
Net cash provided by financing activities	116,629	7,007

Net increase (decrease) in cash and cash equivalents	103,826	(3,373)
Cash and cash equivalents at beginning of period	1,634	7,551
Cash and cash equivalents at end of period	$105,460	$4,178
Supplemental disclosure of non-cash activities
Preferred stock conversion to common stock	$120,302	$—
Accruals of dividends and accretion to redemption value	$24,572	$2,469
Conversion of bridge note to preferred stock	$5,000	$—
Cash paid for interest	$260	$46
Cash paid for taxes	$4	$—
Repayment of term note with proceeds of notes payable	$—	$944

See accompanying notes to the unaudited condensed financial statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the ‘‘Company’’) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Canton, Massachusetts. The Company is a specialty pharmaceutical company developing and planning to commercialize next-generation abuse-deterrent products that incorporate the Company’s patented DETERx® platform technology for the treatment of chronic pain and other diseases. The Company’s lead product candidate, Xtampza ER™, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. Xtampza has received Fast Track status from the U.S. Food and Drug Administration (‘‘FDA’’). The Company’s new drug application (‘‘NDA’’) filing for Xtampza was accepted by the FDA on February 10, 2015.  On February 25, 2015, the FDA set a Prescription Drug User Fee Act, or PDUFA, goal date of October 12, 2015 for completion of its review of the Xtampza NDA.    On November 6, 2015, the FDA granted tentative approval to the Xtampza NDA for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  With a tentative approval, the FDA has determined that Xtampza meets the required quality, safety and efficacy standards for approval but that it is subject to an automatic stay of up to 30 months as a result of patent litigation filed by Purdue Pharma, L.P (Purdue) in March 2015.

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the interim periods ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.  The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus dated May 6, 2015 (“Prospectus”) filed pursuant to Rule 424 (b) (4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) on May 7, 2015 in conjunction with the Company’s initial public offering of common stock.

Initial Public Offering

In May 2015, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,670,000 shares of its common stock at a public offering price of $12.00 per share, including 870,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price. The Company received proceeds from the IPO of approximately $72,029, after deducting underwriting discounts, commissions and expenses payable by the Company.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Through the date of the filing of this Form 10-Q, the Company has concluded that no subsequent events have occurred that require disclosure, except as described in Note 9.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”), Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, which amends existing guidance for measurement of inventory.  Current inventory guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. An entity should measure all inventory to which the amendments apply at the lower of cost and net realizable value.

Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in the ASU No. 2015-11 more closely align the measurement of inventory pursuant to GAAP with the measurement of inventory pursuant to International Financial Reporting Standards. The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on its condensed financial statements.

3. Net Loss per Common Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(9,362)	$(6,556)	$(17,730)	$(14,448)
Extinguishment of preferred stock - see note 7	—	—	31,806	—
Accretion of prior preferred stock - see note 7	—	(832)	(23,327)	(2,469)
Accretion and dividends of Series D preferred stock	—	—	(1,245)	—
Loss attributable to common shareholders — basic and diluted	$(9,362)	$(7,388)	$(10,496)	$(16,917)
Weighted-average number of common shares used in net loss per share—basic and diluted	20,531,406	940,627	11,179,756	926,597
Net loss per share—basic and diluted	$(0.46)	$(7.85)	$(0.94)	$(18.26)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Outstanding stock options	1,356,246	311,365	1,356,246	311,365
Warrants	2,445	18,810	2,445	18,810
Redeemable convertible preferred stock	-	6,552,820	-	6,552,820
Unvested restricted stock	153,589	28,536	153,589	28,536

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

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at September 30, 2015 and December 31, 2014.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Money market funds, included in cash equivalents	$104,911	$104,911	$—	$—

December 31, 2014
Money market funds, included in cash equivalents	$457	$457	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Accrued compensation	$1,169	$635
Accrued development costs	597	970
Accrued marketing	685	—
Accrued audit and legal	109	249
Accrued interest	31	71
Accrued other	90	31
Total accrued expenses	$2,681	$1,956

6.  Convertible Bridge Note with Related Party

In November and December 2014, the Company entered into a Note Purchase Agreement (the "Bridge Notes") allowing for the issuance of $5,000 of convertible promissory notes to a group of investors (the "Holders") bearing interest at a rate per annum of 6.0%. The Holders are related parties of the Company.  In connection with the Series D convertible preferred stock financing (see note 7), the Bridge Notes converted into Series D convertible preferred stock. Upon the conversion, the Company recognized a gain on extinguishment of $91.

7.  Convertible Preferred Stock

In March 2015, the Company issued and sold an aggregate of 41,666,667 shares of Series D convertible preferred stock for aggregate consideration of $50,000, comprised of $45,000 in cash and conversion of $5,000 in Bridge Notes.  The accrued interest on the convertible notes was waived.

Concurrently with the issuance of the Series D Preferred Stock, the Company amended and restated its Articles of Incorporation (the “Amended Articles”).   The Company made certain amendments to the terms of the Series A, Series B, and Series C Preferred Stock (together, the “Prior Preferred Stock”). Prior to the adoption of the Amended Articles, the Series A, Series B, and Series C Preferred Stock accrued dividends at a rate of 4.5%,  8.0% and 8.0% per annum, respectively, per share. All accrued and unpaid dividends on the Prior Preferred Stock were automatically cancelled and forfeited and the Prior Preferred Stock no longer accrued dividends. Prior to the cancellation and forfeiture of accrued dividends, the  Prior Preferred Stock had accrued dividends of $622 during 2015. The holders of outstanding shares of Prior Preferred Stock were entitled to receive dividends, when, as and if declared by the Board of Directors. The mandatory conversion for all series of Prior Preferred Stock was modified so as to occur upon an initial public offering with gross proceeds in excess of $50,000.  The amendments to the Prior Preferred Stock were treated as an extinguishment which resulted in a gain on extinguishment of $31,806. The gain on extinguishment was added to net loss to arrive at income available to common shareholders in the calculation of earnings per share. During the nine months and three months ended September 30, 2015, total accrued dividends and accretion for preferred stock was $24,572 and none, respectively.

In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock in May 2015, resulting in an additional 12,591,456 shares of common stock of the Company becoming outstanding.

8. Stock-based Compensation

In July 2014, the Company adopted the 2014 Stock Incentive Plan (the "Plan"), under which 525,700 shares of common stock are authorized for issuance to employees, officers, directors, consultants and advisors of the Company. In connection with the Company's reincorporation into Virginia in July 2014, each outstanding option to purchase shares of common stock under the Company’s 2012 Stock Incentive Plan and 2002 Stock Plan, was automatically terminated and replaced with an option to purchase shares of common stock under the Plan having the same vesting terms and exercise price as the option that was replaced. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options ("ISOs") and non-qualified options ("NQs"), restricted stock awards ("RSAs") and restricted stock units ("RSUs"). Stock options generally vest over a four year period of service; however, certain options contain performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

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

Restricted common stock

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2015 and related information is as follows:

		Weighted average
		purchase price
	Shares	per share
Unvested at December 31, 2014	15,387	$0.69
Granted	194,694	5.73
Vested	(128,955)	5.13
Unvested at September 30, 2015 (1)	81,126	$5.73

(1)Excludes 72,463 shares of unvested restricted stock remaining from the early exercise of stock options as of September 30, 2015.

Stock options

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise price	contractual	Intrinsic
	Shares	per share	term (years)	Value
Outstanding at December 31, 2014	281,029	$0.69
Granted	1,197,452	10.47
Exercised	(121,729)	3.89
Cancelled	(506)	2.06
Outstanding at September 30, 2015	1,356,246	$9.04	9.2	$17,722
Exercisable at September 30, 2015	208,438	$2.65	7.9	$4,056
Vested and expected to vest at September 30, 2015	1,341,543	$9.13	9.2	$18,595

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Nine months ended
	September 30,
	2015	2014
Risk-free interest rate	1.7%	1.8%
Dividend yield	-	-
Volatility	77%	77%
Expected term (years)	6.21	6.25

9.  Commitments and Contingencies

The Company’s NDA filing for Xtampza is a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the ‘‘Orange Book’’), in this case OxyContin OP.  In connection with the 505(b)(2) process, the Company certified to the FDA and notified Purdue Pharma, L.P. (‘‘Purdue’’), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin OP in the Orange Book.  Under the Hatch-Waxman Act of 1984 (the ‘‘Hatch-Waxman Act’’), Purdue can elect to sue the Company for infringement, and if they do, receive a stay of up to 30 months before the FDA can issue a final approval for Xtampza, unless the stay is earlier terminated. On March 24, 2015, Purdue sued the Company in the District of Delaware asserting infringement of four patents. On March 26, 2015, Purdue filed a second suit against the Company in the District of Massachusetts asserting infringement of the same four patents. On July 23, 2015, Purdue voluntarily dismissed the Massachusetts suit. On August 6, 2015, the Delaware court dismissed the suit in Delaware and issued a memorandum opinion finding the Delaware court lacks personal jurisdiction over the Company  Following the dismissal in Delaware, on August 6, 2015, the Company filed a complaint in the Southern District of New York asserting an action to obtain patent certainty, and requesting that the New York court find that Xtampza will not infringe any valid patent claim of the patents asserted by Purdue in the Delaware action.  Also on August 6, 2015, Purdue sued the Company in the District of Massachusetts asserting the same claims as the prior suit. On August 7, 2015, Purdue filed a motion in the Delaware court requesting reconsideration of the August 6, 2015 order that dismissed the case. In the motion requesting reconsideration, Purdue asked that the Delaware court find that it does have personal jurisdiction over the Company and then transfer the case to the District of Massachusetts. On October 7, 2015, the Delaware court transferred the case to the District of Massachusetts.  On November 9, 2015, the Company filed a motion for summary judgment, for which it requested expedited hearing in Massachusetts.  At this time the Company is unable to provide meaningful quantification of how this litigation may impact its future financial condition, results of operations, or cash flows.

In March 2015, the Company amended its lease to include an additional 9,660 square feet of space for a total of 19,335 square feet.  In addition, the lease term was extended and now terminates on the date that is  5  years following August 2015 which is the date that the landlord delivered the expansion space with certain improvements substantially completed. At the Company’s election, the lease term may be extended for an additional  5‐year term.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this quarterly report, including those set forth under “Forward-looking Statements” and “Risk Factors”, under the heading “Risk Factors” in the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015 and those risks described from time to time in other reports which we file with the SEC.

OVERVIEW

We are a specialty pharmaceutical company developing and planning to commercialize next-generation abuse-deterrent products that incorporate our patented DETERx platform technology for the treatment of chronic pain and other diseases. Our lead product candidate, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. Xtampza has received Fast Track status from the U.S. Food and Drug Administration, or FDA. Our new drug application, or NDA, filing for Xtampza was accepted by the FDA on February 10, 2015. On February 25, 2015, the FDA set a Prescription Drug User Fee Act, or PDUFA, goal date of October 12, 2015 for completion of its review of the Xtampza NDA.    On November 6, 2015, the FDA granted tentative approval to the Xtampza NDA for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  With a tentative approval, the FDA has determined that Xtampza meets the required quality, safety and efficacy standards for approval but it is subject to an automatic stay of up to 30 months as a result of patent litigation filed by Purdue Pharma, L.P (Purdue) in March 2015.

As part of receipt of Tentative Approval for our NDA for Xtampza, we have agreed upon a product label, product packaging, and REMS program, among other things, with the FDA, subject to change should new information become available prior to FDA granting final approval.  Certain human abuse potential studies are included in the agreed-upon label, as well as data supporting the administration of the product as a sprinkle or administered via an NG/G Tube.

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

Outlook

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $17.7 million and $14.4 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $119.5 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we seek regulatory approval for, and, if approved, begin to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•conduct clinical trials of our product candidates;

•continue scale-up and improvement of our manufacturing processes;

•continue our research and development efforts;

•manufacture preclinical study and clinical trial materials;

•maintain, expand and protect our intellectual property portfolio;

•seek regulatory approvals for our product candidates that successfully complete clinical trials;

•hire additional clinical, quality control and technical personnel to conduct our clinical trials;

•hire additional scientific personnel to support our product development efforts;

•implement operational, financial and management systems; and

•hire additional general and administrative personnel to operate as a public company.

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

The critical accounting policies we identified in the Prospectus related to accrued expenses, impairment of long-lived assets, convertible redeemable preferred stock, stock-based compensation and income taxes. There were no changes to these critical accounting policies in the quarter ended September 30, 2015. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the Prospectus.

RESULTS OF OPERATIONS

Comparison of the Nine Months ended September 30, 2015 and September 30, 2014

Research and development expenses were $12.7 million for the nine months ended September 30, 2014 (the “2014 Period”), compared to $6.4 million for the nine months ended September 30, 2015 (the “2015 Period”).  The $6.2 million decrease was primarily related to:

•a decrease in clinical trial costs of $8.1 million due to the completion of clinical trials for Xtampza during 2014;

•	an increase in consulting costs of $1.2 million mainly due to costs associated with the FDA Advisory Committee meeting held in September 2015; and

•an increase in manufacturing costs of $1.0 million related to Xtampza.

General and administrative expenses were $1.7 million for the 2014 Period compared to $11.0 million for the 2015 Period. The $9.3 million increase was primarily related to:

•an increase in commercial costs of $3.4 million primarily due to consultant costs related to analytics and strategies for commercialization of Xtampza;

•an increase in salaries, wages and benefits of $3.4 million primarily due to headcount, bonuses and stock compensation expense;

•an increase in legal and consulting fees of $760,000 primarily due to costs related to litigation;

•an increase in insurance costs of $491,000 due to directors’ and officers’ insurance; and

•an increase in professional fees of $401,000 primarily due to audit, accounting and recruitment fees.

Comparison of the Three Months ended September 30, 2015 and September 30, 2014

Research and development expenses were $5.8 million for the quarter ended September 30, 2014 (the “2014 Quarter”), compared to $3.4 million for the quarter ended September 30, 2015 (the “2015 Quarter”).  The $2.4 million decrease was primarily related to:

•a decrease in clinical trial costs of $4.4 million due to the completion of clinical trials with Xtampza during 2014 partially offset by;

•	an increase in consulting costs of $1.1 million mainly due to costs associated with the FDA Advisory Committee meeting;

•an increase in manufacturing costs of $588,000 related to Xtampza; and

•	an increase in salaries, wages and benefits of $251,000 primarily due to headcount and stock compensation expense.

General and administrative expenses were $687,000 for the 2014 Quarter compared to $5.9 million for the 2015 Quarter. The $5.2 million increase was primarily related to:

•an increase in commercial costs of $2.9 million primarily due to consultant costs related to analytics and strategies for commercialization of Xtampza;

•an increase in salaries and wages of $1.6 million primarily due to increases in headcount, bonuses and stock compensation expense;

•an increase in insurance costs of $297,000 due to directors’ and officers’ insurance;

•an increase in legal and consulting fees of $266,000 primarily due to costs related to litigation; and

•an increase in professional fees of $214,000 primarily due to recruitment fees.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception.  Since inception, we have funded our operations primarily through the private placements of our preferred stock, our IPO, convertible notes and commercial bank debt.  As of September 30, 2015, we had $105.5 million in cash and cash equivalents.

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

In May 2015, we closed our IPO, which resulted in the sale of 6,670,000 shares of our common stock at a public offering price of $12.00 per share, including 870,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price. We received net proceeds from the IPO of approximately $72.0 million, after deducting underwriting discounts, commission and expenses payable by the Company

Although it is difficult to predict future liquidity requirements, we believe that our existing cash will be sufficient to fund our operations into mid-2017, including the commercialization of Xtampza, if approved, and the continuation of our development of our other product candidates. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Cash flows

Operating activities.  Cash used was $12.6 million in the 2015 Period and $10.4 million in the 2014 Period. The increase in cash used in operating activities was due primarily to the change in net loss partially offset by changes in the working capital accounts. We expect cash used in operating activities to increase for the foreseeable future as we seek regulatory approval for, and, prepare to commercialize Xtampza by establishing sales, marketing, manufacturing and distribution capabilities and fund research, development and clinical activities for additional product candidates.

Investing activities.  The cash used in the 2015 Period was related to the purchase of property and equipment. There was no cash used for investing activities in the 2014 Period.

Financing activities.  The cash provided by financing activities for the 2015 Period primarily represent net proceeds from the IPO and from the sale of Series D convertible preferred stock of $72.0 million and $44.8 million, respectively. The cash provided by financing activities for the 2014 Period primarily reflects the $7.0 million drawdown of a term note payable.

Funding requirements

Since 2011, we have not generated any product revenue. We do not know when, or if, we will generate any revenue as we seek regulatory approval for, and potentially begin to commercialize, Xtampza. We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, Xtampza and our other product candidates, and begin to commercialize any approved products. We are subject to all of the risks common to the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will also incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•the timing and costs associated with manufacturing Xtampza and our other product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•the number and characteristics of product candidates that we pursue;

•the cost of patent infringement litigation, including the Company’s litigation with Purdue Pharma, L.P., or Purdue, relating to Xtampza or our other product candidates, which may be expensive to defend and delay the commercialization of Xtampza or our other product candidates;

•our need to expand our research and development activities, including our need and ability to hire additional employees;

•our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;

•the effect of competing technological and market developments; and

•the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash and cash equivalents consisting of cash and money market funds of $105.5 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purdue exercised its option and elected to sue us for infringement in the District of Delaware on March 24, 2015 asserting infringement of three of Purdue’s Orange Book-listed patents (all of which stand invalidated subject to a pending appeal by Purdue) and a non-Orange Book-listed patent, and accordingly, received a stay of up to 30 months before the FDA can issue a final approval for Xtampza, unless the stay is earlier terminated. On March 26, 2015, Purdue filed a second suit against us in the District of Massachusetts asserting infringement of the four patents.

We have engaged experienced litigation counsel who worked carefully with us to construct a strategy to prevail in such litigation as expeditiously as possible.  On April 6, 2015, in the District of Delaware case, we filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, to transfer venue to the Southern District of New York where three of the patents have already been invalidated.  On July 23, 2015, Purdue voluntarily dismissed the Massachusetts suit. On August 6, 2015, the Delaware court dismissed the suit in Delaware and issued a memorandum opinion finding the Delaware court lacks personal jurisdiction over the Company.  Following the dismissal in Delaware, on August 6, 2015, the Company filed a complaint in the Southern District of New York asserting an action to obtain patent certainty, and requesting that the New York court find that Xtampza will not infringe any valid patent claim of the patents asserted by Purdue in the Delaware action.  Also on August 6, 2015, Purdue sued the Company in the District of Massachusetts asserting the same claims as the prior suit. On August 7, 2015, Purdue filed a motion in the Delaware court requesting reconsideration of the August 6, 2015 order that dismissed the case. In the motion requesting reconsideration, Purdue asked that the Delaware court find that it does have personal jurisdiction over the Company but transfer the case to the District of Massachusetts.  On October 7, 2015, the Delaware court transferred the case to the District of Massachusetts. We plan to continue to take all steps necessary to vigorously defend ourselves against these claims.    On November 9, 2015, the Company filed a motion for summary judgment, for which it requested expedited hearing, in Massachusetts. At this time we are unable to provide meaningful quantification of how this litigation may impact our business or future financial condition, results of operations, or cash flows.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Current Report on Form 8-K filed with the SEC on June 19, 2015,  or the Form 8-K, and in Item 1A “Risk Factors” in Part II of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 12, 2015, or the Second Quarter 2015 Form 10-Q.  In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the Form 8-K and the Second Quarter 2015 Form 10-Q.  The risks described in the Form 8-K and the Second Quarter 2015 Form 10-Q are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.  We cannot assure you that any of the events discussed in the risk factors in the Form 8-K and the Second Quarter 2015 Form 10-Q will not occur.  These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and if so our future prospects would likely be materially and adversely affected.  If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.  You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the risk factors in the Form 8-K and the Second Quarter 2015 Form 10-Q to be a complete discussion of all potential risks or uncertainties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

From May 12, 2015 to September 30, 2015, 6,170 shares of common stock were acquired through the exercise of outstanding stock option awards under our equity incentive plan by certain employees, prior to the effectiveness of the Company’s Registration Statement on Form S-8 filed on November 2, 2015.  The exercise price for the options ranged from $0.90 to $3.38, and the gross proceeds from the exercises was approximately $13,000. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.

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

The net proceeds of the offering to us, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $2.4 million, were approximately $72.0 million.  On May 12, 2015, the closing date of the offering, we received the proceeds from the offering, $11.3 million of which have been utilized for the development of our commercial infrastructure, research and development of our other product candidates and general corporate purposes, including working capital.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date: November 12, 2015	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date: November 12, 2015	By:	/s/ PAUL BRANNELLY
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

10.3

Employment Agreement, dated August 4, 2015 by and between Barry S. Duke and Collegium Pharmaceutical, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on August 12, 2015.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document