Form 10-Q
period 2016-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2016-05-11
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016 there were 23,527,454 shares of Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,”  “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•our plans to commercialize our products and product candidates;

•the size and growth potential of the markets for our products and product candidates, and our ability to service those markets;

•our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•the rate and degree of market acceptance of our products and product candidates;

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

•our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our products and product candidates;

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

•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

•the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Quarterly Report on Form 10-Q (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

These and other risks are described under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission, or the SEC, on March 18, 2016 for the year ended December 31, 2015, or Annual Report, and those risks described from time to time in other reports which we file with the SEC. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$134,730	$95,697
Prepaid expenses and other current assets	821	1,186
Total current assets	135,551	96,883
Property and equipment, net	695	738
Restricted cash	97	97
Total assets	$136,343	$97,718
Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$6,189	$3,537
Accrued expenses	2,212	2,228
Current portion of term loan payable	2,667	2,667
Total current liabilities	11,068	8,432
Lease incentive obligation	59	68
Term loan payable, long-term	3,480	4,146
Total liabilities	14,607	12,646
Commitments and contingencies (see note 9)
Preferred stock, $0.001 par value; authorized shares 5,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding shares - none at March 31, 2016 and December 31, 2015; liquidation preference none at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding shares - 23,513,105 at March 31, 2016 and 20,739,351 at December 31, 2015	24	21
Additional paid-in capital	266,376	214,062
Accumulated deficit	(144,661)	(129,008)
Treasury stock	(3)	(3)
Total shareholders’ equity	121,736	85,072
Total liabilities and shareholders’ equity	$136,343	$97,718

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$4,062	$1,445
Selling, general and administrative	11,525	2,185
Total operating expenses	15,587	3,630
Loss from operations	(15,587)	(3,630)
Other expense (income):
Interest expense, net	66	155
Loss on extinguishment of debt	—	(91)
Total other expense, net	66	64
Net loss	$(15,653)	$(3,694)

Earnings (loss) per share - basic	$(0.68)	$0.34
Earnings (loss) per share - diluted	$(0.68)	$(0.65)
Weighted-average shares - basic	23,130,153	1,001,704
Weighted-average shares - diluted	23,130,153	7,554,524

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(15,653)	$(3,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	46
Lease incentive	(8)	(8)
Stock-based compensation expense	1,101	113
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	365	(1,317)
Refundable PDUFA fee	—	2,335
Accounts payable	2,651	(28)
Accrued expenses	(15)	872
Net cash used in operating activities	(11,516)	(1,681)
Investing activities
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock, net of issuance costs of $526	51,174	—
Proceeds from issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	—	44,807
Repayment of term note	(667)	(202)
Repayment of lease note payable	—	(13)
Restricted cash	—	(16)
Proceeds from the exercise of stock options	42	460
Net cash provided by financing activities	50,549	45,036

Net increase in cash and cash equivalents	39,033	43,355
Cash and cash equivalents at beginning of period	95,697	1,634
Cash and cash equivalents at end of period	$134,730	$44,989

Supplemental disclosure of cash flow information
Cash paid for offering costs	$384	$165
Cash paid for interest	$83	$101
Supplemental disclosure of non-cash activities
Accruals of offering costs	$128	$641
Conversion of bridge note to preferred stock	$—	$5,000
Accruals of dividends and accretion to redemption value	$—	$1,226

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the ‘‘Company’’) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Canton, Massachusetts. The Company is a specialty pharmaceutical company developing and planning to commercialize next-generation abuse-deterrent products that incorporate the Company’s patented DETERx® platform technology for the treatment of chronic pain and other diseases. The Company’s first product, Xtampza ER™, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. On April 26, 2016, the U.S. Food and Drug Administration (‘‘FDA’’) approved the Company’s new drug application (‘‘NDA’’) filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include negative outcome of clinical trials, inability or delay in completing clinical trials or obtaining regulatory approvals, inability to successfully commercialize products, changing market conditions for products and product candidates, the need to retain key personnel and protect intellectual property, patent infringement litigation and the availability of additional capital financing on terms acceptable to the Company.

The Company has an accumulated deficit of $144,700 at March 31, 2016. The Company has financed its operations primarily through private placements of its preferred stock, proceeds from borrowings, an initial public offering completed in 2015 and a follow-on offering completed in 2016.  The Company expects to continue to incur significant expenses to fund the commercial launch of Xtampza and ongoing clinical research.  The Company anticipates that it will continue to incur losses for the next several years, and it expects the losses to increase as it continues the development of, and seeks regulatory approvals for its product candidates, and begins to commercialize Xtampza. The Company believes that its cash, cash equivalents and marketable securities of $134,700 at March 31, 2016, together with expected cash inflows from the commercialization of Xtampza, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Collegium Pharmaceutical, Inc. (a Virginia corporation) as well as the accounts of Collegium Securities Corp. (a Massachusetts corporation), incorporated in December 2015, a wholly-owned subsidiary requiring consolidation. The  financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of March 31, 2016, the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.  When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates.  The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report.

Public Offerings of Common Stock

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

In January 2016, the Company issued and sold in a public offering an aggregate of 2,750,000 shares of its common stock at $20.00 per share. This public offering resulted in approximately $51,174 of net proceeds, after deduction underwriting discounts and commissions and expenses payable by the Company.

The significant increase in common stock outstanding in March 2016 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations in future periods.

Subsequent Events

We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies included in the Company’s Annual Report.

Recent Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates. Unless otherwise disclosed below, the Company believes that recently issued and adopted pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows or do not apply to the Company’s operations.

In May 2014, FASB issued Accounting Standard Update, or ASU, 2014-09 (ASC 606), Revenue from Contracts with Customers, or ASU 2014-09, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially to be effective for annual periods beginning after December 15, 2016, including interim periods within that period. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which delays the effective date of ASU 2014-09 by one year and allows for early adoption as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, or ASU 2016-08, which clarifies certain principal versus agent considerations. The Company does not believe the adoption of this ASU will have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014‑12, Compensation — Stock Compensation (Topic 718): Accounting for Share‑Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014‑12 applies to all reporting entities that grant their employees share‑based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015 and interim periods within those annual periods. The Company adopted this standard in the first quarter of fiscal year 2016 and it did not have a material impact on our financial statements as of and for the quarter ended March 31, 2016.  The Company has stock options with a performance based vesting condition, which if achieved would result in the recognition of $193 in stock compensation expense in the period vested.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 applies to all inventory, except for inventory measured using the last-in, first-out method or the retail inventory method. The guidance allows an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied prospectively with earlier adoption permitted. As the Company progresses toward commercialization of Xtampza, the Company is currently evaluating its effect on the Company’s consolidated financial statements.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting.  The guidance also eliminates the current real estate-specific provisions for all entities.  For calendar-year public entities, the guidance becomes effective in 2019 and interim periods within that year.  Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 intends to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. The main provisions include: all tax effects related to stock awards will now be recorded through the statement of operations instead of through equity, all tax-related cash flows resulting from stock awards will be reported as operating activities on the cash flow statement, and entities can make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The amendments in ASU 2016-09 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied prospectively with earlier adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. Earnings (Loss) per Common Share

Earnings (loss) per common share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and participating securities. All series of preferred stock contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Earnings available to common shareholders and participating convertible redeemable preferred shares is allocated first to the preferred shareholders based upon the distribution criteria in the Company’s Articles of Incorporation then the remainder to the common shareholders. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

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

	Three months ended
	March 31,
	2016	2015

Net loss	$(15,653)	$(3,694)
Extinguishment of preferred stock - see note 7	—	31,806
Accretion of preferred stock	—	(23,931)
Earnings attributable to participating preferred stock shareholders	—	(3,839)
Loss attributable to common shareholders — basic	$(15,653)	$342
Effect of Preferred Shares (Series A, B and C)	$—	$(5,273)
Earnings attributable to common stockholders	$(15,653)	$(4,931)

Weighted-average number of common shares used in net loss per share - basic	23,130,153	1,001,704
Effect of Preferred Shares	—	6,552,820
Weighted-average number of common shares used in net loss per share - diluted	23,130,153	7,554,524
(Loss) earnings per share - basic	$(0.68)	$0.34
(Loss) per share - diluted	$(0.68)	$(0.65)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended
	March 31,
	2016	2015

Outstanding stock options	1,950,276	803,565
Warrants	2,445	18,809
Redeemable convertible preferred stock	-	6,038,636
Unvested restricted stock	67,606	78,141

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

Level 1 inputs	Quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at March 31, 2016 and December 31, 2015.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Money market funds, included in cash equivalents	$89,857	$89,857	$—	$—

December 31, 2015
Money market funds, included in cash equivalents	$94,912	$94,912	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices.  As of March 31, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, accounts payable, loan payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued bonuses	$828	$1,474
Accrued payroll and related benefits	552	93
Accrued development costs	529	80
Accrued audit and legal	134	209
Accrued marketing	99	157
Accrued other	44	186
Accrued interest	26	29
Total accrued expenses	$2,212	$2,228

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

7. Convertible Preferred Stock and Equity

In March 2015, the Company issued and sold an aggregate of 41,666,667 shares of Series D convertible preferred stock for aggregate consideration of $50,000, comprised of $45,000 in cash and conversion of $5,000 in Bridge Notes.  The accrued interest on the convertible notes was waived.

Concurrently with the issuance of the Series D convertible preferred stock, the Company amended and restated its Articles of Incorporation (the “Amended Articles”).   The Company made certain amendments to the terms of the Series A, Series B, and Series C Preferred Stock (together, the “Prior Preferred Stock”). Prior to the adoption of the Amended Articles, the Series A, Series B, and Series C Preferred Stock accrued dividends at a rate of 4.5%, 8.0% and 8.0% per annum, respectively, per share. All accrued and unpaid dividends on the Prior Preferred Stock were automatically cancelled and forfeited and the Prior Preferred Stock no longer accrued dividends. Prior to the cancellation and forfeiture of accrued dividends, the Prior Preferred Stock had accrued dividends of $622 during 2015. The holders of outstanding shares of Prior Preferred Stock were entitled to receive dividends, when, as and if declared by the Board of Directors. The mandatory conversion for all series of Prior Preferred Stock was modified so as to occur upon an initial public offering with gross proceeds in excess of $50,000. The amendments to the Prior Preferred Stock were treated as an extinguishment which resulted in a gain on extinguishment of $31,806. The gain on extinguishment was added to net loss to arrive at income available to common shareholders in the calculation of earnings per share.

In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock in May 2015, resulting in an additional 12,591,456 shares of common stock of the Company becoming outstanding.

The changes in shareholders’ equity for the three-month period ended March 31, 2016 were as follows:

			Additional	Treasury	Other	Accumulated	Total
	Common Stock		Paid- In	Stock,	Comprehensive	Deficit	Shareholders’
	Shares	Amount	Capital	at cost	Income		Equity (Deficit)
Balance, January 1, 2016	20,739,351	$21	$214,062	$(3)	$—	$(129,008)	$85,072
Public offering of common stock, net of issuance costs of $526	2,750,000	3	51,172	—	—	—	51,175
Stock-based compensation	-	—	1,101	—	—	—	1,101
Exercise of common stock options	23,754	—	41	—	—	—	41
Net loss	—	—	—	—	—	(15,653)	(15,653)
Balance, March 31, 2016	23,513,105	$24	$266,376	$(3)	$—	$(144,661)	$121,736

8. Stock-based Compensation

Restricted Stock Awards and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock are authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase to be added on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of March 31, 2016, 1,950,276 of the shares of common stock authorized for issuance pursuant to the Plan were outstanding. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options (“ISOs”) and non-qualified options (“NQs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock options generally vest over a four year period of service; however, certain options are also subject to performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Restricted common stock

A summary of the Company’s restricted stock award activity for the three months ended March 31, 2016 and related information is as follows:

		Weighted average
		purchase price
	Shares	per share
Unvested at December 31, 2015	75,718	$5.73
Granted	—	—
Vested	(8,112)	5.73
Unvested at March 31, 2016 (1)	67,606	$5.73

(1)Excludes 52,837 shares of unvested restricted stock remaining from the early exercise of stock options as of March 31, 2016.

A summary of the Company’s restricted stock units (RSUs) activity for the three months ended March 31, 2016 and related information is as follows:

	Shares	Average grant date fair value
Outstanding at December 31, 2015	—	$—
Granted	41,739	16.15
Settled	—	—
Forfeited	—	—
Outstanding at March 31, 2016	41,739	$16.15

There was no vesting of RSUs during the three months ended March 31, 2016.  As of March 31, 2016, there was approximately $633,000 of total unrecognized stock-based compensation expense related to unvested RSUs granted under the Plan.  The Company expects to recognize this expense over a weighted average period of 3.8 years.

Stock options

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise price	contractual	Intrinsic
	Shares	per share	term (years)	Value
Outstanding at December 31, 2015	1,452,149	$10.37	10.4	$24,887
Granted	521,881	16.18
Exercised	(23,754)	2.06
Outstanding at March 31, 2016	1,950,276	$12.02	9.1	$12,282
Exercisable at March 31, 2016	253,587	$4.55	8.0	$3,466
Vested and expected to vest at March 31, 2016	1,913,954	$12.05	9.1	$12,654

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended
	2016	2015
Risk-free interest rate	1.6%	1.6%
Volatility	77%	77%
Expected term (years)	6.06	6.25
Expected dividend yield	-	-

The Company’s statements of operations included total compensation expense from stock-based payment awards for the three months ended March 31, 2016 and 2015 of $1,000 and $113, respectively.

At March 31, 2016, there was approximately $14,700 of unrecognized compensation expense related to unvested options and restricted stock awards under the Plan, which is expected to be recognized as expense over a weighted average period of approximately 3.4 years.

9. Commitments and Contingencies

From time to time the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

The Company’s NDA filing for Xtampza is a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the ‘‘Orange Book’’), in this case OxyContin OP.  In connection with the 505(b)(2) process, the Company certified to the FDA and notified Purdue Pharma, L.P. (‘‘Purdue’’), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin OP in the

Orange Book.  Under the Hatch-Waxman Act of 1984 (the ‘‘Hatch-Waxman Act’’), Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA can issue a final regulatory approval for Xtampza, unless the stay is earlier terminated. Purdue exercised its option and elected to sue the Company for infringement in the District of Delaware in March 2015 asserting infringement of three of Purdue’s Orange Book‑listed patents and one non-Orange Book-listed patent. Purdue filed another case in Massachusetts asserting the same four patents as in the Delaware case. In October 2015, the Delaware case was transferred to Massachusetts.  In November 2015, Purdue filed suit asserting infringement of another non-Orange Book-listed patent. On November 9, 2015, the Company filed a motion for partial judgment on the pleadings in relation to three Orange Book-listed patents asserted against the Company, which had been previously invalidated by the court in the Southern District of New York in Purdue’s suit against another company. On February 1, 2016, the Court of Appeals for the Federal Circuit affirmed the New York judgment of invalidity. On May 4, 2016, the Court of Appeals for the Federal Circuit denied Purdue’s request for rehearing and rehearing en banc review was denied. On February 9, 2016, the District Court of Massachusetts ordered judgment in favor of the Company on the three Orange Book-listed patents that were the basis of the 30-month stay, Patent Nos. 7,674,799, 7,674,800, and 7,683,072 and dismissed the claims asserting infringement of those patents with prejudice. Upon dismissal of those claims, the 30-month stay of FDA approval was lifted.  Purdue continues to assert infringement of two patents against the Company, neither of which is associated with any stay of FDA approval.

At this time the Company is unable to provide meaningful quantification of how this litigation may impact its future financial condition, results of operations, or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this quarterly report, including those set forth under “Forward-looking Statements” and “Risk Factors”, under the heading “Risk Factors” in the Company’s Annual Report and those risks described from time to time in other reports which we file with the SEC.

OVERVIEW

We are a specialty pharmaceutical company developing and planning to commercialize next-generation abuse-deterrent products that incorporate our patented DETERx platform technology for the treatment of chronic pain and other diseases. Our first product, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. On April 26, 2016, the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  Certain human abuse potential studies are included in the agreed-upon label, as well as data supporting the administration of the product as a sprinkle or administered via an NG/G Tube.

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

In addition, our preclinical studies and clinical trials have shown that the contents of the Xtampza capsule can be removed from the capsule and sprinkled on food, directly into the mouth or administered through feeding tubes, without compromising their drug release profile, safety or abuse-deterrent characteristics. By contrast, OxyContin OP, which is formulated in hard tablets, has a black box warning label stating that crushing, dissolving, or chewing can cause rapid release and absorption of a potentially fatal dose of the active ingredient. We believe that Xtampza can address the pain management needs of the approximately 11 million patients in the United States who suffer from chronic pain and have difficulty swallowing.

Since 2010, when we divested our former subsidiary, Onset Therapeutics, LLC, to PreCision Dermatology, Inc., we have devoted substantially all of our resources to the development of our patented DETERx platform technology, the preclinical and clinical advancement of our product candidates, and the creation and protection of related intellectual property. Since 2011, we have not generated any revenue from product sales and we continue to incur significant research, development and other expenses related to our ongoing operations. Prior to our initial public offering of common stock, or IPO, in May 2015, we funded our operations primarily through the private placement of preferred stock, convertible notes and commercial bank debt. Since our IPO, we have funded our operations primarily through the public offering and sale of our equity securities.

Outlook

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $15.7 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $144.7 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we begin to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

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

•hire additional general and administrative personnel to operate as a public company; and

•hire additional personnel to expand our commercial organization.

We expect to incur significant commercialization expenses related to marketing, manufacturing, distribution, product sales and reimbursement activities. Initially we plan to detail Xtampza to approximately 11,000 physicians who write more than 55% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 120 sales representatives. In addition, we plan to deploy a separate, focused sales team to detail Xtampza to nursing homes, hospices and other institutions treating large populations of the elderly and other patients who need chronic pain relief and have difficulty swallowing. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop and generate revenues from our products and product candidates.

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

The critical accounting policies we identified our Annual Report related to accrued expenses, impairment of long-lived assets, convertible redeemable preferred stock, stock-based compensation and income taxes. There were no changes to these critical accounting policies in the quarter ended March 31, 2016. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the Annual Report.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Research and development expenses	$4,062	$1,445
Selling, general and administrative expenses	11,525	2,185
Other expense, net	66	64
Net loss	$15,653	$3,694

Comparison of the Three Months ended March 31, 2016 and March 31, 2015

Research and development expenses were $1.4 million for the quarter ended March 31, 2015, or  the 2015 Quarter, compared to $4.1 million for the quarter ended March 31, 2016 , or the 2016 Quarter.  The $2.6 million increase was primarily related to:

•an increase in clinical trial costs of $1.7 million due to the commencement of clinical trials with Xtampza and our second product candidate;

•an increase in manufacturing costs of $428,000 related to Xtampza; and

•	an increase in salaries, wages and benefits of $356,000 primarily due to increased headcount and stock-based compensation expense.

Selling, general and administrative expenses were $2.2 million for the 2015 Quarter compared to $11.5 million for the 2016 Quarter. The $9.3 million increase was primarily related to:

•	an increase in salaries, wages and benefits of $3.9 million primarily due to increased headcount and stock-based compensation expense;
•	an increase in sales and marketing costs of $3.0 million primarily due to preparation for the commercial launch of Xtampza;
•	an increase in commercial costs of $871,000 primarily due to consultant costs related to analytics and strategies for commercialization of Xtampza;

•an increase in professional fees of $517,000 primarily due to recruitment and other professional fees; and

•an increase in insurance costs of $286,000 due to directors’ and officers’ insurance.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception.  Since inception, we have funded our operations primarily through the private placement of our preferred stock, our IPO, convertible notes and commercial bank debt.  As of March 31, 2016, we had $134.7 million in cash and cash equivalents.

In January 2016, the Company issued and sold in a public offering an aggregate of 2,750,000 shares of its common stock at $20.00 per share. This public offering resulted net proceeds of $51.2 million, after deduction underwriting discounts and commissions and expenses payable by the Company.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash will be sufficient to fund our operations into early 2018, including the commercialization of Xtampza and the continuation of our development of our other product candidates. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability.

Cash flows

Operating activities.  Cash used in operating activities was $11.5 million in the 2016 Quarter and $1.7 million in the 2015 Quarter. The increase in cash used in operating activities was due primarily to the change in net loss partially offset by changes in the working capital accounts. We expect cash used in operating activities to increase for the foreseeable future as we prepare to commercialize Xtampza by establishing sales, marketing, manufacturing and distribution capabilities and fund research, development and clinical activities for additional product candidates.

Investing activities.  There was no cash used for investing activities in the 2016 Quarter and the 2015 Quarter.

Financing activities.  The cash provided by financing activities for the 2016 Quarter primarily represents net proceeds of $51.2 million from the issuance of common stock. The cash provided by financing activities for the 2015 Quarter primarily reflects net proceeds from the issuance of Series D convertible preferred stock of $44.8 million.

Funding requirements

Since 2011, we have not generated any product revenue. We do not know when, or if, we will generate any revenue as we prepare to commercialize Xtampza. We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for our product candidates, and begin to commercialize Xtampza. We are subject to all of the risks common to the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will also incur additional costs associated with operating as a commercial stage company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of cash flow from the sale of our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing shareholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval;

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

•our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company; and

•the effect of competing technological and market developments.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash and cash equivalents consisting of cash and money market funds of $134.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purdue exercised its option and elected to sue us for infringement in the District of Delaware on March 24, 2015 asserting infringement of three of Purdue’s Orange Book-listed patents (all of which stand invalidated subject to a pending appeal by Purdue) and a non-Orange Book-listed patent, and accordingly, received a stay of up to 30 months before the FDA can issue a final approval for Xtampza.

On October 7, 2015, the Delaware court transferred the case to the District of Massachusetts. In November 2015, Purdue filed suit asserting infringement of another non-Orange Book-listed patent. On November 9, 2015, the Company filed a motion for partial judgment on the pleadings in relation to three Orange Book-listed patents asserted against the Company, which had been previously invalidated by the court in the Southern District of New York in Purdue’s suit against another company. On February 1, 2016, the Court of Appeals for the Federal Circuit affirmed the New York judgment of invalidity. On February 9, 2016, the District Court of Massachusetts ordered judgment in favor of the Company on the three Orange Book-listed patents that were the basis of the 30-month stay, Patent Nos. 7,674,799, 7,674,800, and 7,683,072 and dismissed the claims asserting infringement of those patents with prejudice. Upon dismissal of those claims, the 30-month stay of FDA approval was lifted. Purdue continues to assert infringement of two patents against the company, neither of which is associated with any stay of FDA approval. We plan to continue to take all steps necessary to vigorously defend ourselves against these claims.

At this time we are unable to provide meaningful quantification of how this litigation may impact our business or future financial condition, results of operations, or cash flows.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report.  In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the Annual Report.  The risks described in the Annual Report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.  We cannot assure you that any of the events discussed in the risk factors in the Annual Report will not occur.  These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and if so our future prospects would likely be materially and adversely affected.  If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.  You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the risk factors in the Annual Report to be a complete discussion of all potential risks or uncertainties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

The net proceeds of the offering to us, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $2.4 million, were approximately $72.0 million.  On May 12, 2015, the closing date of the offering, we received the proceeds from the offering, $33.8 million of which have been utilized for the development of our commercial infrastructure, research and development of our other product candidates and general corporate purposes, including working capital.

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

There has been no material change in the use of proceeds from the IPO as described in the Prospectus dated May 6, 2015 filed pursuant to Rule 424 (b) (4) under the Securities Act of 1933, as amended, with the SEC on May 7, 2015 in conjunction with the Company’s IPO under “Use of Proceeds”.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date: May 11. 2016	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date: May 11. 2016	By:	/s/ PAUL BRANNELLY
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