Form 10-Q
period 2016-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2016-08-11
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 30, 2016 there were 23,528,440 shares of Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,”  “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

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

•our plans to commercialize our product candidates and grow sales of our products;

•the size and growth potential of the markets for our products and product candidates, and our ability to service those markets;

•	the success of competing products that are or become available;
•	our ability to obtain reimbursement for our products;
•	the costs of commercialization activities, including marketing, sales and distribution;

•our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•the rate and degree of market acceptance of our products and product candidates;

•	changing market conditions for our products and product candidates:

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

These and other risks are described under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission, or the SEC, on March 18, 2016 for the year ended December 31, 2015, or Annual Report, and those risks described from time to time in other reports which we file with the SEC. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements

.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$110,747	$95,697
Accounts receivable, net	2,952	—
Inventory	1,214	—
Prepaid expenses and other current assets	1,537	1,186
Total current assets	116,450	96,883
Property and equipment, net	676	738
Intangible assets, net	2,500	—
Restricted cash	97	97
Total assets	$119,723	$97,718
Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$6,074	$3,537
Accrued expenses	5,536	2,228
Deferred revenue	3,926	—
Current portion of term loan payable	2,667	2,667
Total current liabilities	18,203	8,432
Lease incentive obligation	51	68
Term loan payable, long-term	2,813	4,146
Total liabilities	21,067	12,646
Commitments and contingencies (see note 11)
Preferred stock, $0.001 par value; authorized shares 5,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding shares - none at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding shares - 23,528,119 at June 30, 2016 and 20,739,351 at December 31, 2015	24	21
Additional paid-in capital	267,815	214,062
Accumulated deficit	(169,180)	(129,008)
Treasury stock	(3)	(3)
Total shareholders’ equity	98,656	85,072
Total liabilities and shareholders’ equity	$119,723	$97,718

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$4,301	$1,641	$8,363	$3,086
Selling, general and administrative	20,173	2,934	31,698	5,120
Total operating expenses	24,474	4,575	40,061	8,206
Loss from operations	(24,474)	(4,575)	(40,061)	(8,206)
Other expense (income):
Interest expense, net	46	99	111	254
Gain on extinguishment of debt	—	—	—	(91)
Total other expense, net	46	99	111	163
Net loss	$(24,520)	$(4,674)	$(40,172)	$(8,369)

Earnings (loss) per share - basic and diluted	$(1.05)	$(0.45)	$(1.73)	$(0.18)
Weighted-average shares - basic and diluted	23,417,378	11,791,546	23,273,765	6,426,431

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(40,172)	$(8,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	92
Lease incentive	(17)	(16)
Stock-based compensation expense	2,496	714
Non cash interest expense	—	7
Changes in operating assets and liabilities:
Accounts receivable	(2,952)	—
Inventories	(1,214)	—
Prepaid expenses and other current assets	(351)	(692)
Refundable PDUFA fee	—	2,335
Accounts payable	2,537	32
Deferred revenue	3,926	—
Accrued expenses	3,308	(195)
Net cash used in operating activities	(32,352)	(6,092)
Investing activities
Purchase of intangible assets	(2,500)	—
Purchases of property and equipment	(25)	(23)
Net cash used in investing activities	(2,525)	(23)
Financing activities
Proceeds from issuance of common stock, net of issuance costs of $526 and $2,408	51,174	72,029
Proceeds from issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	—	44,807
Repayment of term note	(1,333)	(368)
Repayment of lease note payable	—	(29)
Restricted cash	—	(16)
Proceeds from the exercise of stock options	86	471
Net cash provided by financing activities	49,927	116,894

Net increase in cash and cash equivalents	15,050	110,779
Cash and cash equivalents at beginning of period	95,697	1,634
Cash and cash equivalents at end of period	$110,747	$112,413

Supplemental disclosure of cash flow information
Cash paid for offering costs	$512	$1,598
Cash paid for interest	$159	$202
Supplemental disclosure of non-cash activities
Accruals of offering costs	$—	$105
Preferred stock conversion to common stock	$—	$120,302
Accruals of dividends and accretion to redemption value	$—	$24,572
Conversion of bridge note to preferred stock	$—	$5,000

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the ‘‘Company’’) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Canton, Massachusetts. The Company is a specialty pharmaceutical company developing and beginning to commercialize next-generation abuse-deterrent products that incorporate the Company’s patented DETERx® technology platform for the treatment of chronic pain and other diseases. The Company’s first product, Xtampza ER®, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. On April 26, 2016, the U.S. Food and Drug Administration (‘‘FDA’’) approved the Company’s new drug application (‘‘NDA’’) filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  On June 20, 2016, the Company announced the commercial launch of Xtampza.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to successfully commercialize products, negative outcome of clinical trials, inability or delay in completing clinical trials or obtaining regulatory approvals, changing market conditions for products and product candidates (including development of competing products), the need to retain key personnel and protect intellectual property, patent infringement litigation and the availability of additional capital financing on terms acceptable to the Company.

The Company has an accumulated deficit of $169,180 at June 30, 2016. The Company has financed its operations primarily through private placements of its preferred stock, proceeds from borrowings, an initial public offering completed in 2015 and a follow-on offering completed in 2016.  The Company anticipates that it will continue to incur losses for the next several years, and it expects the losses to increase as it continues the development of, and seeks regulatory approvals for its product candidates, and begins to commercialize Xtampza. The Company believes that its cash, cash equivalents and marketable securities at June 30, 2016, together with expected cash inflows from the commercialization of Xtampza, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.  When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates.  The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report.

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

In connection with preparing for the IPO, the Company’s Board of Directors and shareholders approved a one-for-6.9 reverse stock split of the Company’s common stock. The reverse stock split became effective in April 2015. All share and per share amounts in the consolidated interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock in May 2015, resulting in an additional 12,591,456 shares of common stock of the Company becoming outstanding.

In January 2016, the Company issued and sold in a public offering an aggregate of 2,750,000 shares of its common stock at $20.00 per share. This public offering resulted in approximately $51,174 of net proceeds, after deduction of underwriting discounts and commissions and expenses payable by the Company.

The significant increase in common stock outstanding in June 2016 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations in future periods.

Subsequent Events

We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or market.  Inventory costs consist of costs related to the manufacturing of Xtampza, which are primarily the costs of contract manufacturing. The Company determines the cost of its inventories on a specific identification basis. If the Company identifies excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. Estimates of excess inventory consider various factors, including inventory levels, the level of product in the distribution channel, the Company’s projected sales of the product, as well as the remaining shelf lives of the product. Inventories that are not expected to be used within one year are recorded as a non-current asset.

The Company outsources the manufacturing of Xtampza to a sole contract manufacturer that produces the finished product. In addition, the Company currently relies on a sole supplier for the active pharmaceutical ingredient for Xtampza. Accordingly, the Company has concentration risk associated with its manufacturing for supply of Xtampza.

Prior to receiving approval from the FDA in April 2016, to market Xtampza, the Company expensed all costs incurred related to the manufacturing of Xtampza as research and development costs because of the inherent risks associated with the development of a product candidate, the uncertainty about the regulatory approval process and the lack of regulatory approval history for the Company’s product candidates.

The Company has capitalized $1,214 of inventory as of June 30, 2016. Certain materials used in the manufacture of Xtampza were expensed prior to FDA approval.  The Company expects sales of the capitalized units to occur during the next twelve months.  The Company expects the cost of product revenue to increase as the Company begins to sell inventory that was produced entirely after the FDA approval of Xtampza.

Revenue Recognition

Revenue for product sales is recognized when there is persuasive evidence of an arrangement, title and risk of loss have passed to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable, and when collectability is reasonably assured.  Product sales are recorded net of estimated chargebacks, rebates, sales incentives and allowance, distribution service fees, as well as estimated product returns.

The Company has not yet recorded any product revenue, as it has not yet concluded that it meets the revenue recognition criteria under current accounting guidance The requisite historical data on which to base estimates of returns is insufficient due to the uniqueness of the product as compared to other products in the industry.  Therefore revenue is deferred until such time that an estimate can be determined, all the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $4,680 and $7,006 in the three and six months ended June 30, 2016.  Advertising and product promotion costs are expensed as incurred.

Recent Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

In May 2014, FASB issued Accounting Standard Update, or ASU, 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially to be effective for annual periods beginning after December 15, 2016, including interim periods within that period. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which delays the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017.  The standard allows for early adoption as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, or ASU 2016-08, which clarifies certain principal versus agent considerations. The Company is currently evaluating its effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014‑12, Compensation — Stock Compensation (Topic 718): Accounting for Share‑Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. ASU 2014‑12 applies to all reporting entities that grant their employees share‑based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015 and interim periods within those annual periods. The Company adopted this standard in the first quarter of fiscal year 2016 and it did not have a material impact on our financial statements as of and for the quarter and six months ended June 30, 2016.  The Company has stock options with a performance based vesting condition, which if achieved would result in the recognition of $193 in stock compensation expense in the period vested.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 applies to all inventory, except for inventory measured using the last-in, first-out method or the retail inventory method. The guidance allows an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied prospectively with earlier adoption permitted. As the Company is in the early stages of commercialization of Xtampza, the Company has adopted ASU 2015-11 upon the initial capitalization of inventory.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(24,520)	$(4,674)	$(40,172)	$(8,369)
Extinguishment of preferred stock - see note 9	—	—	—	31,806
Accretion of prior preferred stock	—	—	—	(23,327)
Accretion and dividends of series D preferred stock	—	(641)	—	(1,245)
Loss attributable to common shareholders — basic and diluted	$(24,520)	$(5,315)	$(40,172)	$(1,135)

Weighted-average number of common shares used in net loss per share - basic and diluted	23,417,378	11,791,546	23,273,765	6,426,431
(Loss) earnings per share - basic	$(1.05)	$(0.45)	$(1.73)	$(0.18)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Outstanding stock options	2,290,112	1,086,789	2,290,112	1,086,789
Warrants	2,445	2,445	2,445	2,445
Redeemable convertible preferred stock	—	—	—	—
Unvested restricted stock	59,494	164,539	59,494	164,539

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

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2016 and December 31, 2015.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Money market funds, included in cash equivalents	$89,883	$89,883	$—	$—

December 31, 2015
Money market funds, included in cash equivalents	$94,912	$94,912	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices.  As of June 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, accounts payable, loan payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

5. Inventory

Upon approval of Xtampza by the FDA in April 2016, the Company began capitalizing inventory costs for Xtampza manufactured in preparation for the product launch. In periods prior to April 2016, the Company expensed costs associated with Xtampza, including raw materials, work in process and finished goods, as development expenses. The Company has not capitalized inventory costs related to its other drug development programs.

The following table sets forth the Company’s inventories as of June 30, 2016:

June 30, 2016
Raw materials	$46
Work in process	—
Finished goods	1,168
Total inventory	$1,214

6. Intangible Asset

In May 2016, the Company entered into an agreement with BioDelivery Sciences International, Inc. (BDSI) to license the rights to develop, manufacture, and commercialize ONSOLIS® (fentanyl buccal soluble film) in the United States.  ONSOLIS is a Transmucosal Immediate-Release Fentanyl (TIRF) film indicated for the management of breakthrough pain in certain cancer patients. The Company expects to launch the product after the completion of the transfer of manufacturing and required submission to the FDA of a Prior Approval Supplement. Subject to FDA approval of the Prior Approval Supplement, the Company expects to launch ONSOLIS during the second half of 2017. In addition, during the term of the License Agreement, milestone payments in the aggregate amount of $21.0 million may become payable by the Company subject to the satisfaction of certain commercialization, intellectual property, and net sales milestones, including $4 million upon the first commercial sale of the product in the U.S.  Finally, the Company will be required to pay royalties in the upper teens based on annual net sales of the product in the U.S

The Company made an upfront payment of $2.5 million and is contractually committed to reimburse BDSI up to a maximum of $2.0 million for its out-of-pocket expenses incurred in conjunction with the manufacturing transfer.  The Company recorded the upfront payment as an intangible asset on the Condensed Consolidated Balance Sheet at June 30, 2016 and will amortize it over the shorter of the remaining patent life or the estimated period of economic benefit.

7. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
Accrued bonuses and incentive compensation	$2,281	$1,474
Accrued payroll and related benefits	991	93
Accrued sales & marketing	1,064	157
Accrued development costs	750	80
Accrued other operating costs	242	186
Accrued audit and legal	185	209
Accrued interest	23	29
Total accrued expenses	$5,536	$2,228

8. Convertible Bridge Note with Related Party

In November and December 2014, the Company entered into a Note Purchase Agreement (the "Bridge Notes") allowing for the issuance of $5,000 of convertible promissory notes to a group of investors (the "Holders") bearing interest at a rate per annum of 6.0%. The Holders are related parties of the Company.  In connection with the Series D convertible preferred stock financing (see note 8), the Bridge Notes converted into Series D convertible preferred stock. Upon the conversion, the Company recognized a gain on extinguishment of $91.

9. Convertible Preferred Stock and Equity

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

The changes in shareholders’ equity for the six-month period ended June 30, 2016 were as follows:

			Additional	Treasury	Other	Accumulated	Total
	Common Stock		Paid- In	Stock,	Comprehensive	Deficit	Shareholders’
	Shares	Amount	Capital	at cost	Income		Equity (Deficit)
Balance, January 1, 2016	20,739,351	$21	$214,062	$(3)	$—	$(129,008)	$85,072
Public offering of common stock, net of issuance costs of $526	2,750,000	3	51,171	—	—	—	51,174
Stock-based compensation	-	—	2,496	—	—	—	2,496
Exercise of common stock options	38,768	—	86	—	—	—	86
Net loss	—	—	—	—	—	(40,172)	(40,172)
Balance, June 30, 2016	23,528,119	$24	$267,815	$(3)	$—	$(169,180)	$98,656

10. Stock-based Compensation

Restricted Stock Awards and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock are authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase to be added on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of June 30, 2016, there were 1,358,694 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options (“ISOs”) and non-qualified options (“NQs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock options generally vest over a four year period of service; however, certain options are also subject to performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Restricted common stock

A summary of the Company’s restricted stock award (RSAs) activity for the six months ended June 30, 2016 and related information is as follows:

		Weighted average
		purchase price
	Shares	per share
Unvested at December 31, 2015	75,718	$5.73
Granted	—	—
Vested	(16,224)	5.73
Unvested at June 30, 2016 (1)	59,494	$5.73

(1)Excludes 48,307 shares of unvested restricted stock remaining from the early exercise of stock options as of June 30, 2016.

A summary of the Company’s restricted stock units (RSUs) activity for the six months ended June 30, 2016 and related information is as follows:

	Shares	Average grant date fair value
Outstanding at December 31, 2015	—	$—
Granted	41,739	16.15
Settled	—	—
Forfeited	—	—
Outstanding at June 30, 2016	41,739	$16.15

Stock options

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise price	contractual	Intrinsic
	Shares	per share	term (years)	Value
Outstanding at December 31, 2015	1,452,149	$10.37	10.4	$24,887
Granted	924,981	16.60
Exercised	(38,768)	2.22
Cancelled	(48,250)	16.07
Outstanding at June 30, 2016	2,290,112	$12.90	9.1	$5,208
Exercisable at June 30, 2016	383,239	$7.54	8.2	$2,135
Vested and expected to vest at June 30, 2016	2,262,479	$12.96	9.1	$5,339

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Six months ended
	2016	2015
Risk-free interest rate	1.5%	1.7%
Volatility	77%	77%
Expected term (years)	6.02	6.25
Expected dividend yield	-	-

A summary of the Company’s compensation expense from stock-based payment awards follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Research and development expenses	$165	$55	$303	$76
Selling, general and administrative expenses	1,230	546	2,193	638
Total stock-based compensation expense	$1,395	$601	$2,496	$714

At June 30, 2016, there was approximately $17,483 of unrecognized compensation expense related to unvested options, restricted stock units and restricted stock awards under the Plan, which is expected to be recognized as expense over a weighted average period of approximately 3.2 years.

11. Commitments and Contingencies

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimated, the Company will accrue a liability for the estimated loss. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

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

OVERVIEW

We are a specialty pharmaceutical company developing and beginning to commercialize next-generation abuse-deterrent products that incorporate our patented DETERx platform technology for the treatment of chronic pain and other diseases. Our first product, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. On April 26, 2016, the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  Certain human abuse potential studies are included in the approved label, as well as data supporting the administration of the product as a sprinkle or administered via an NG/G Tube.  On June 20, 2016, we announced the commercial launch of Xtampza.

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

In May 2016, we entered into a License and Development Agreement with BioDelivery Science International, Inc., or BDSI, which grants us an exclusive license to make, use, sell, offer for sale, import, develop and commercialize ONSOLIS in the United States.  We plan to commercialize ONSOLIS upon receipt of FDA approval of a Prior Approval Supplement for the manufacturing transfer.  Subject to such approval, we expect to launch ONSOLIS during the second half of 2017.

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

Outlook

We expect to incur significant commercialization expenses related to marketing, manufacturing, distribution, product sales and reimbursement activities. Initially, we plan to detail Xtampza to approximately 11,000 physicians who write more than 55% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 120 sales representatives. In addition, we are deploying a separate, focused sales team to detail Xtampza to nursing homes, hospices and other institutions treating large populations of the elderly and other patients who need chronic pain relief and have difficulty swallowing. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop and generate revenues from our products and product candidates.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $40.2 million and $8.4 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $169.2 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we begin to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	expand our sales and marketing efforts for Xtampza, including hiring additional personnel to expand our commercial organization;
•	expand our regulatory and compliance functions;

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

The critical accounting policies we identified our Annual Report related to accrued expenses, impairment of long-lived assets, convertible redeemable preferred stock, stock-based compensation and income taxes. We have identified critical accounting policies related to inventory and revenue recognition in the quarter ended June 30, 2016. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the Annual Report.

Inventory

Upon approval of Xtampza by the FDA in April 2016, we began capitalizing inventory costs for Xtampza manufactured in preparation for the product launch. In periods prior to April 2016, we expensed costs associated with Xtampza, including raw materials, work in process and finished goods, as development expenses. We have not capitalized inventory costs related to its other drug development programs.

We have capitalized $1.2 million of inventory as of June 30, 2016. Certain materials used in the manufacture of Xtampza were expensed prior to FDA approval.  We expect sales of the capitalized units to occur during the next twelve months.  We expect the cost of product revenue to increase as we begin to sell inventory that was produced entirely after the FDA approval of Xtampza.

Revenue Recognition

Our accounting policy for revenue recognition will have a substantial impact on reported results and relies on certain estimates. Revenue for product sales is recognized when there is persuasive evidence of an arrangement, title and risk of loss have passed to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable, and when collectability is reasonably assured.  Product sales are recorded net of estimated chargebacks, rebates, sales incentives and allowance, distribution service fees, as well as estimated product returns.

We have not yet recorded any product revenue, as we have not yet concluded that we meet the revenue recognition criteria under current accounting guidance. The requisite historical data on which to base estimates of returns is insufficient due to the uniqueness of the product as compared to other products in the industry.  Therefore, revenue is deferred until such time that an estimate can be determined, all the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

RESULTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Research and development expenses	$4,301	$1,641	$8,363	$3,086
Selling, general and administrative expenses	20,173	2,934	31,698	5,120
Other expense, net	46	99	111	163
Net loss	$24,520	$4,674	$40,172	$8,369

Comparison of the six months ended June 30, 2016 and June 30, 2015

Research and development expenses were $3.1 million for the six months ended June 30, 2015, or the 2015 Period, compared to $8.4 million for the six months ended June 30, 2016, or the 2016 Period.  The $5.3 million increase was primarily related to:

•an increase in clinical trial costs of $3.5 million due to the commencement of clinical trials with Xtampza and our second product candidate;

•	an increase in salaries, wages and benefits of $892,000 primarily due to increased headcount and stock-based compensation expense;and

•an increase in manufacturing costs of $668,000 related to Xtampza.

Selling, general and administrative expenses were $5.1 million for the 2015 Period compared to $31.7 million for the 2016 Period. The $26.6 million increase was primarily related to:

•	an increase in sales and marketing costs of $12.0 million primarily due to preparation for the commercial launch of Xtampza;
•	an increase in salaries, wages and benefits of $11.3 million primarily due to an increase from 12 to 208 employees and an increase in stock-based compensation expense; and
•	an increase in commercial costs of $1.5 million primarily due to consultant costs related to analytics and strategies for the commercialization of Xtampza.

Comparison of the three months ended June 30, 2016 and June 30, 2015

Research and development expenses were $1.6 million for the three months ended June 30, 2015, or the 2015 Quarter, compared to $4.3 million for the three months ended June 30, 2016, or the 2016 Quarter.  The $2.7 million increase was primarily related to:

•	an increase in clinical trial costs of $1.7 million due to the commencement of clinical trials with Xtampza and our second product candidate;
•	an increase in salaries, wages and benefits of $522,000 primarily due to increased headcount and stock-based compensation expense; and
•	an increase in manufacturing costs of $228,000 mainly due to costs incurred for validation batches of Xtampza.

General and administrative expenses were $2.9 million for the 2015 Quarter compared to $20.2 million for the 2016 Quarter. The $17.3 million increase was primarily related to:

•	an increase in sales and marketing costs of $8.5 million primarily due to preparation for the commercial launch of Xtampza;
•	an increase in salaries & wages of $7.4 million primarily due to an increase from 12 to 208 employees and an increase in bonuses and stock compensation expense;
•	an increase in commercial costs of $676,000 primarily due to consultant costs related to analytics and strategies for the commercialization of Xtampza.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception.  Since inception, we have funded our operations primarily through the private placement of our preferred stock, our IPO, convertible notes and commercial bank debt.  As of June 30, 2016, we had $110.7 million in cash and cash equivalents.

In January 2016, the Company issued and sold in a public offering an aggregate of 2,750,000 shares of its common stock at $20.00 per share. This public offering resulted in net proceeds of $51.2 million, after deducting underwriting discounts and commissions and expenses payable by the Company.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash will be sufficient to fund our operations into early 2018, including the commercialization of Xtampza and the continuation of our development of our product candidates. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability.

Cash flows

Operating activities.  Cash used in operating activities was $32.4 million in the 2016 Period and $6.1 million in the 2015 Period. The increase in cash used in operating activities was due primarily to the change in net loss partially offset by changes in the working capital accounts. We expect cash used in operating activities to increase for the foreseeable future as we continue to commercialize Xtampza and fund research, development and clinical activities for additional product candidates.

Investing activities.  Cash used for investing activities was $2.5 million in the 2016 Period and nominal in the 2015 Period.  The increase in cash used in investing activities was due to the payment of a one-time upfront fee to BDSI for the ONSOLIS License Agreement.

Financing activities.  Cash provided by financing activities for the 2016 Period primarily represents net proceeds of $51.2 million from the issuance of common stock partially offset by the repayment of term notes. Cash provided by financing activities for the 2015 Period primarily reflects net proceeds from the IPO and from the sale of  Series D convertible preferred stock of $72.0 million and $44.8 million respectively.

Funding requirements

Since 2011, we have not generated any product revenue. We are in the early stages of commercialization of Xtampza. We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we begin to commercialize Xtampza and continue the development of, and seek regulatory approvals for other product candidates. We are subject to all of the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will also incur additional costs associated with operating as a commercial stage company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•the cost of establishing sales, marketing and distribution capabilities for Xtampza and any other products for which we may receive regulatory approval;

•the generation of reasonable levels of revenue from the sale of Xtampza;

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

•the timing and costs associated with manufacturing Xtampza and our product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;

•the number and characteristics of product candidates that we pursue;

•the cost of patent infringement litigation, including the Company’s litigation with Purdue Pharma, L.P., or Purdue, relating to Xtampza or our product candidates, which may be expensive to defend and delay the commercialization of Xtampza or our product candidates;

•our need to expand our research and development activities, including our need and ability to hire additional employees;

•our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;

•	expand our regulatory and compliance functions; and

•the effect of competing technological and market developments.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, apart from our commitment to reimburse BioDelivery Sciences International, Inc. up to a maximum of $2.0 million for its out-of-pocket expenses incurred in conjunction with the manufacturing transfer of ONSOLIS.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash and cash equivalents consisting of cash and money market funds of $110.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimated, the Company will accrue a liability for the estimated loss.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, Xtampza. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since 2010, when we divested our former subsidiary, Onset Therapeutics, LLC, to PreCision Dermatology, Inc., we have not generated any material revenue from product sales, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since January 1, 2011. For the year ended December 31, 2015, we reported a net loss of $27.3 million, and we had an accumulated deficit of $129.0 million at December 31, 2015.  We incurred a net loss of $40.2 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $169.2 million.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize Xtampza. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical trials or does not gain final regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We currently generate no material revenue from the sale of products and may never become profitable.

We began the commercial launch of our first product, Xtampza, in June 2016. Accordingly, we have not generated any material revenue from product sales since we divested our former subsidiary in 2010. Our ability to generate additional revenue and become profitable depends upon our ability to successfully commercialize Xtampza, our existing product candidates, and any other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from our current or future product candidates depends on a number of factors, including our ability to:

•	successfully commercialize Xtampza;

•

successfully satisfy FDA post-marketing requirements for Xtampza, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of Xtampza;

•	successfully complete development activities, including the necessary clinical trials, with respect to our product candidates;

•	complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities, if we choose to commercialize our product candidates outside the United States;

•	set a commercially viable price for our products;

•	manufacture commercial quantities of our products at acceptable cost levels;

•	develop a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained commercialization rights;

•	find suitable distribution collaborators to help us market, sell and distribute our products, if approved, in markets outside the United States; and

•	obtain coverage and adequate reimbursement from third parties, including government payors.

In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the safety and efficacy (including the efficacy of our abuse-deterrent technology) endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Furthermore, we anticipate incurring significant costs associated with commercializing these products.

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

Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and launch and commercialize Xtampza and any product candidates for which we may receive regulatory approval. We believe that our existing cash and cash equivalents, including the net proceeds from our January 2016 follow-on offering, will be sufficient to fund our operations into 2018, including the commercialization of Xtampza, and the continuation of our development of our product candidates. However, we may require additional capital for the further development and commercialization of our product candidates and may also need to raise additional funds sooner in order to accelerate development of our product candidates.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we also could be required to:

•	significantly delay, scale back or discontinue the development or the commercialization of Xtampza, our product candidates or one or more of our other research and development initiatives;

•	seek collaborators for Xtampza and/or one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•	relinquish or license on unfavorable terms our rights to technologies, products or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•	significantly curtail operations.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the ability to obtain and maintain abuse-deterrent claims in the product labels for our products and product candidates;

•

our ability to successfully satisfy the FDA post-marketing requirements of Xtampza, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of Xtampza;

•	clinical development plans for our product candidates;

•

the outcome, timing and cost of the regulatory approval process by the FDA and foreign regulatory authorities, including the potential for regulatory authorities to require that we perform more studies than those that we currently expect;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including defending Purdue’s remaining patent infringement claims against us;

•	the cost and timing of completion of existing or expanded commercial-scale outsourced manufacturing activities;

•

the cost of maintaining, and if appropriate, expanding, sales, marketing and distribution capabilities for Xtampza and any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to Xtampza, our technologies or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing shareholders’ ownership. The incurrence of additional indebtedness beyond our existing indebtedness with Silicon Valley Bank could result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our predecessor was originally incorporated in Delaware in April 2002 under the name Collegium Pharmaceuticals, Inc. In October 2003, our predecessor changed its name to Collegium Pharmaceutical, Inc. In July 2014, we reincorporated in the Commonwealth of Virginia pursuant to a merger whereby Collegium Pharmaceutical, Inc., a Delaware corporation, merged with and into Collegium Pharmaceutical, Inc., a Virginia corporation, with the Virginia corporation surviving the merger. From 2002 until 2010, our operations focused primarily on marketing proprietary therapies to the wound care and dermatology industry through our former subsidiary, Onset Therapeutics, LLC, which was spun off and became a part of PreCision Dermatology, Inc. in 2010. Since 2010, our operations have focused primarily on developing the DETERx technology platform and identifying and developing product candidates that utilize the DETERx technology, including our first product, Xtampza. Although the FDA has approved Xtampza, we have not yet obtained final regulatory approval for any of our product candidates or demonstrated an ability to commercialize a product successfully. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2015, we had net operating loss, or NOL, carryforwards of approximately $104.9 million for U.S. federal income tax and state tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $59.9 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Under Section 382, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We have not performed any current analyses under Section 382 and cannot forecast or otherwise rely on deriving benefit from our various federal or state tax attribute carryforwards. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to our Products and Product Candidates

Our success depends in large part on the commercial success of our lead product, Xtampza.

To date, we have invested substantial resources in the development of our lead product, Xtampza, which has been approved by the FDA. Our business and future success are substantially dependent on our ability to successfully and timely commercialize this product, which may never occur. We currently generate no material revenues from product sales and we may never be able to commercialize Xtampza, or any product candidates that are approved by the FDA, successfully.

Our ability to successfully commercialize Xtampza will depend on many factors, including but not limited to:

•

our ability to successfully satisfy FDA post-marketing requirements, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of Xtampza;

•	the ability to manufacture commercial quantities of Xtampza at reasonable cost and with sufficient speed to meet commercial demand;

•	our ability to build a sales and marketing organization to market Xtampza;

•	our success in educating physicians, patients and caregivers about the benefits, administration and use of Xtampza;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments for chronic pain and chronic pain with dysphagia;

•	our ability to successfully defend any challenges to our intellectual property relating to Xtampza;

•	the availability of coverage and adequate reimbursement for Xtampza; and

•	a continued acceptable safety profile of Xtampza following approval.

Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section and in the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2016. Accordingly, we cannot assure you that we will be able to successfully commercialize or generate revenue from Xtampza. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling, and our ability to successfully market Xtampza may be adversely affected.

It is estimated that the U.S. market includes approximately 11 million patients with chronic pain with dysphagia. Our Xtampza microspheres are designed to be removed from the capsule and sprinkled on food or into a cup, and then directly into the mouth, or in feeding tubes, without compromising their extended-release properties. On April 26, 2016, the FDA granted approval for the Xtampza NDA, including an approved product label. The FDA could change the product labeling. If the product label for Xtampza is modified in the future so as to exclude the flexible dose administration options, including the ability to sprinkle the Xtampza microspheres on food or into a cup, then directly in the mouth, or in feeding tubes, or the FDA requires us to have a boxed warning similar to competitor product labeling stating that “crushing, dissolving or chewing can cause rapid release and absorption of a potentially fatal dose of the active drug,” it will limit our ability to differentiate Xtampza from other abuse-deterrent opioid formulations on the basis of alternative dosing options, and we may not be able to market Xtampza to patients with chronic pain with dysphagia. As a result, this may have an adverse effect on our business and our prospects for future growth.

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

Even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products, including additional preclinical studies and clinical trials.

Our decision to seek approval of our product candidates, including Xtampza, under Section 505(b)(2) increases the risk that a patent infringement suit may be filed against us, which would delay the FDA’s final regulatory approval of such product candidates.

In connection with any NDA that we file under Section 505(b)(2), we are required to notify the patent holders of the reference listed drug that we have certified to the FDA that any patents listed for the listed drug in the FDA’s Orange

Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our drug. If the patent holder files a patent infringement lawsuit against us within 45 days of its receipt of notice of our certification, the FDA is automatically prevented from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patents, settlement of the lawsuit or a court decision in the infringement case that is favorable to us. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before our product candidates may be commercialized.

Even if we are found not to infringe any potential plaintiff’s patent claims or the claims are found invalid or unenforceable, defending any such infringement claim could be expensive and time-consuming, and could delay the launch of our product candidates and distract management from their normal responsibilities. The Court could decline to hear our summary judgment motion, could decline to act expeditiously to issue a decision or hold a trial, or could decline to find that all of the listed patents are invalid or non-infringed. If we are unsuccessful in our defense of non-infringement and unable to prove invalidity of the listed patents, the court could issue an injunction prohibiting the launch of our product candidates. If we were to launch any of our product candidates, if we receive final regulatory approval by the FDA, including Xtampza, prior to a full and final determination that the patents are invalid or non-infringed, we could be subject to substantial liability for damages if we do not ultimately prevail on our defenses to a claim of patent infringement.

The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approvals by the FDA and foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval varies among jurisdictions and may change during the course of a product candidate’s clinical development. Although the FDA has approved Xtampza, it is possible that none of our product candidates or any future product candidates that we may in-license, acquire or develop will ever obtain final regulatory approval from the FDA or any foreign regulatory authority. Moreover, even after any product candidate receives final regulatory approval, the FDA may require, as it has for Xtampza, costly post-marketing requirements. Successful and timely satisfaction of these post-marketing requirements will be necessary for us to maintain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a foreign regulatory authority, or we may be required to conduct more extensive studies and clinical trials in order to receive such approval, for many reasons, including, but not limited to:

•	the FDA and/or foreign regulatory authorities may disagree with or disapprove of the design or implementation of our clinical trials;

•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•	failure to demonstrate that a product candidate is bioequivalent to its listed drug;

•	failure of clinical trials to meet criteria required for approval;

•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	deficiencies in the manufacturing processes or failure of third-party manufacturing facilities with whom we contract for clinical and commercial supplies to pass inspection;

•	the FDA or foreign regulatory authorities may not approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies; or

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

In addition, even if we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve, with respect to certain foreign regulatory authorities, the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing requirements, or may approve a product with a product label that does not include the labeling claims necessary or desirable for the successful commercialization of that product. Any of the foregoing scenarios could have a material adverse effect on our business.

The FDA or a foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or cause us to abandon the development program. Even if we obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, such approval may be contingent on the performance of costly post-marketing requirements, or we may not be allowed to include the labeling claims necessary or desirable for the successful commercialization of such product candidate.

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

We recently began the commercial launch of Xtampza, our first approved product, in June 2016. Accordingly, we have not generating any material revenues from product sales. To be profitable, and in addition to commercializing Xtampza, we must successfully research, develop, obtain regulatory approval for, manufacture, launch, market and distribute products and product candidates under development. For each product candidate that we intend to commercialize, we must successfully meet a number of critical developmental milestones, including:

•	selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

•	determining the appropriate drug dosage that will be tolerated, safe and effective;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating that the drug is safe and effective in patients for the intended indication; and

•	completing the manufacturing development and scale-up to permit manufacture of our product candidates in commercial quantities and at acceptable prices.

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

Xtampza is, and we anticipate that our product candidates, if approved, will be, subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of such product and product candidates.

The FDA has approved a REMS for extended release, or ER, and long acting, or LA, opioid drugs formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone, and others as part of a federal initiative to address prescription drug abuse and misuse, or the ER/LA opioid REMS. One of the primary goals of the ER/LA opioid REMS is to ensure that the benefits of these drugs continue to outweigh the risks.

The ER/LA opioid REMS introduces new safety measures designed to reduce risks and improve the safe use of ER/LA opioids, while continuing to provide access to these medications for patients in pain. The ER/LA opioid REMS applies to more than 20 companies that manufacture opioid analgesics. Under the ER/LA opioid REMS, companies are required to make education programs available to prescribers based on the FDA Blueprint for Prescriber Education for Extended Release and Long Acting Opioid Analgesics. It is expected that companies will meet this obligation by providing educational grants to continuing education providers, who will develop and deliver the training. The ER/LA opioid REMS also requires companies to distribute FDA-approved educational materials to prescribers and patients on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the ER/LA opioid REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program.

If the FDA determines that a REMS is necessary during review of an application, the drug sponsor must agree to the REMS plan at the time of approval. As part of its approval of the Xtampza NDA, the FDA indicated that the REMS requirement for ER/LA opioids will apply to Xtampza. The REMS includes a Medication Guide that is dispensed with each prescription, physician training based on FDA-identified learning objectives, audits to ensure that the FDA’s learning objectives are addressed in the physician trainings, letters to prescribing physicians, professional organizations and state licensing entities alerting each to the REMS, and the establishment of a call center to provide more information about the REMS. We anticipate that our future product candidates will also be subject to these REMS requirements. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to the ER/LA opioid REMS requirements, which could reduce the commercial benefits to us from the sale of these product candidates.

If we fail to obtain the necessary final regulatory approvals, or if such approvals are limited, we will not be able to commercialize our product candidates, and we will not generate product revenues.

Even if we comply with all FDA pre-approval regulatory requirements, the FDA may determine that our product candidates are not safe or effective, and we may never obtain final regulatory approval for such product candidates. If we fail to obtain final regulatory approval for some or all of our product candidates, we will have fewer commercial products, if any, and correspondingly lower product revenues, if any. Even if our product candidates receive final regulatory approval, such final regulatory approval may involve limitations on the indications and conditions of use or marketing claims for our products, or may not include certain abuse-deterrence claims or clinical trial data that we have sought, and will seek, to include in the product label for our product candidates. If we do not receive regulatory approval to include certain abuse-deterrence claims, or certain clinical data, in our product labels, our ability to successfully commercialize our products may be limited and our financial results may be adversely impacted. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products and addition of warnings or other statements on the product label. The FDA is likely to require us to perform lengthy Phase 4 post-approval clinical efficacy or safety trials. As part of the FDA’s approval of Xtampza, the FDA identified a number of studies that we will have to conduct, including required pediatric assessments and the post-marketing studies that have been required for other ER/LA opioid analgesics to estimate the serious risks of misuse, abuse, addiction, overdose, and death associated with long-term use of these medications for the management of chronic pain. The FDA will also require studies specific to Xtampza, including: (i) an epidemiologic study to evaluate whether the abuse-deterrent properties of Xtampza actually result in a significant and meaningful decrease in misuse and abuse, and their consequences with respect to addiction, overdose, and death; (ii) several long-term animal studies to evaluate the mixture of beeswax, carnauba wax, and myristic acid that is representative of Xtampza’s composition; (iii) a study to characterize the levels of lead in Xtampza to inform a proposed release specification to adequately control levels of lead; and (iv) an evaluation of the beeswax employed in Xtampza’s composition for potential residual levels of contaminants. The FDA also requires us to participate, with other manufacturers of ER/LA opioid analgesics, in a clinical trial of at least a year in length that would assess the known serious risk of hyperalgesia, or increased sensitivity to pain, with ER/LA opioid analgesics and the development of tolerance following use of these medications. The FDA may also impose additional post-marketing requirements, which will be very expensive to satisfy.

In jurisdictions outside the United States, we must receive marketing authorizations from the appropriate regulatory authorities before commercializing our product candidates. Regulatory approval processes outside the United States generally include requirements and risks similar to, and in many cases in excess of, those associated with FDA approval.

The FDA may not approve product labeling for our product candidates that would permit us to market and promote our products in the United States by describing their abuse-deterrent features.

We will invest substantial time and money conducting Category 1, Category 2 and Category 3 abuse deterrent studies to ensure that our product candidates developed with our DETERx technology comply with the FDA’s April 2015 guidance regarding opioid abuse deterrence. Our failure to achieve FDA approval of product labeling containing such information will prevent or substantiality limit our promotion of the abuse deterrent features of our product candidates in order to differentiate them from other opioid products containing the same active ingredients. This would make our products less competitive in the market. There can be no assurance that any of our product candidates will receive final FDA-approved product labeling that describes the abuse deterrent features of such products. Furthermore, the FDA’s April 2015 final guidance on abuse deterrent opioids makes clear that the FDA expects sponsors to compare their formulations against approved abuse deterrent versions of the same opioid based on the relevant categories of testing. If a proposed product is less resistant to manipulation than an approved product, the FDA has stated that the proposed product may not be eligible for product labeling regarding abuse deterrent properties. If the FDA does not approve product labeling containing abuse deterrence claims, we will not be able to promote such products based on their abuse deterrent features, may not be able to differentiate such products from other opioid products containing the same active ingredients, and may need to lower the price of our products to the extent that there are competing products with abuse deterrent claims on their product labels.

Because the FDA closely regulates promotional materials and other promotional activities, even if the FDA initially approves product labeling that includes a description of the abuse deterrent characteristics of our product, the FDA may object to our marketing claims and product advertising campaigns. This could lead to the issuance of warning letters or untitled letters, suspension or withdrawal of our products from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions, and civil or criminal prosecution. Any of these consequences would harm the commercial success of our products.

Even if any of our product candidates are approved for marketing with certain abuse-deterrence claims, the April 2015 final FDA guidance on abuse-deterrent opioids is not binding law and may be superseded or modified at any time. Also, if the FDA determines that our post-marketing data do not demonstrate that the abuse-deterrent properties result in reduction of abuse, or demonstrate a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially require the removal of our abuse-deterrence claims.

Even if our product candidates receive regulatory approval, they will be subject to ongoing regulatory requirements, and we may face regulatory enforcement action if we do not comply with the requirements.

Even after a product is approved, we will remain subject to ongoing FDA and other regulatory requirements governing the product labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. If we experience delays in obtaining FDA approval of our advertising and promotional materials for Xtampza or any product candidate that receives marketing approval, or if FDA approval of such materials is contingent upon substantial modifications, our promotional efforts relating to Xtampza and any approved product candidate may be impaired, and sales of such products may suffer.

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

Similar post-market requirements may apply in foreign jurisdictions in which we may seek approval of our products. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue and may cause a material adverse impact on our financial condition and cash flows.

In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations in the United States and other jurisdictions may be enacted that could further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our products and/or product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

Failure to comply with ongoing governmental regulations for marketing Xtampza or our product candidates could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.

Advertising and promotion of any product candidate that obtains approval in the United States, including Xtampza, will be heavily scrutinized by, among others, the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of Xtampza, and any product candidates for which we receive final regulatory approval, for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Additionally, advertising and promotion of any product candidate that obtains approval outside the United States will be heavily scrutinized by foreign regulatory authorities.

In the United States, engaging in off-label promotion of Xtampza, or any of our product candidates for which we receive final regulatory approval, can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increasing focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which could materially adversely affect our business and financial condition.

In addition, later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing the full commercial potential of our product candidates:

•	failure to obtain or maintain requisite governmental approvals;

•	failure to obtain approvals of product labeling with abuse-deterrent claims; or

•	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our product candidates.

Xtampza and our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

Xtampza and our product candidates contain, and our future product candidates will likely contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza’s active ingredient, oxycodone, is classified as a controlled substance under the Controlled Substances Act of 1970, or CSA, and regulations of the U.S. Drug Enforcement Administration, or DEA. A number of states also independently regulate these drugs, including oxycodone, as controlled substances. Controlled substances are classified by the DEA as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredient in Xtampza, oxycodone, is listed by the DEA as a Schedule II controlled substance under the CSA. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand.

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

Other than Xtampza, all of our product candidates are in preclinical and clinical development. Clinical trials are time-consuming, expensive and difficult to design and implement, in part because they are subject to rigorous requirements and their outcomes are inherently uncertain. Clinical testing may take many years to complete, and failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as being safe and effective. We could encounter problems that halt our clinical trials or require us to repeat such clinical trials. If patients participating in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we or the FDA believe that patients are being exposed to unacceptable health risks, such clinical trials may have to be suspended or terminated. Suspensions, termination or the need to repeat a clinical trial can occur at any stage.

The clinical trial success of each of our product candidates depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. There is a lack of consensus regarding standardized processes for assessing clinical outcomes based on clinician-rated scales. Accordingly, the scores from our clinical trials may not be reliable, useful or acceptable to the FDA or other regulatory agencies.

Changes in standards related to clinical trial design could have a material adverse effect on our ability to design and conduct clinical trials as planned. For example, we have conducted or will conduct clinical trials comparing our product candidates to both placebo and other approved drugs, but regulatory authorities may not allow us to compare our product candidates to a placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the product labeling claims or removal of certain warnings that we believe are necessary or desirable for the successful commercialization of our product candidates.

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

Because the results of preclinical studies and early-stage clinical trials are not necessarily predictive of future results, any product candidate we advance into additional clinical trials may not continue to have favorable results or receive regulatory approval.

Other than Onsolis, all of our product candidates are in preclinical or early-stage clinical development. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Many companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after reporting promising results in earlier clinical trials. Despite preliminary preclinical studies for our other extended-release, abuse deterrent product candidates, including hydrocodone and oxymorphone for pain, and methylphenidate for the treatment of ADHD, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety or otherwise provide adequate information to result in regulatory approval to market any of our product candidates in any particular jurisdiction. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates, other than Onsolis, may be compromised.

Conducting clinical trials of Xtampza and our product candidates and any commercial sales of Xtampza and/or product candidates may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.

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

Our inability to maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of Xtampza and our product candidates. Any agreements we may enter into in the future with collaborators in connection with the development or commercialization of Xtampza and our product candidates may entitle us to indemnification against product liability losses, but such indemnification may not be available or adequate should any claim arise. In addition, many of our agreements require us to indemnify third parties and these indemnifications obligations may exceed the coverage under our product liability insurance policy.

Xtampza and our product candidates may be associated with undesirable adverse reactions or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of their approved product label, or result in significant negative consequences following any marketing approval.

Undesirable adverse reactions associated with Xtampza and our product candidates could cause us, our IRBs, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive product label or the delay, denial or withdrawal of regulatory approval by the FDA or foreign regulatory authorities. For example, even though Xtampza has generally been well tolerated by patients in our clinical trials, in some cases there were adverse reactions, one of which was a serious adverse event, moderate in severity, of gastroesophageal reflux.

If Xtampza or any of our product candidates, for which receive final regulatory approval, we or others may later identify undesirable adverse events associated with such product, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend marketing of the product;

•	regulatory authorities may withdraw their approvals of the product or impose restrictions on its distribution;

•	regulatory authorities may require additional warnings or contradictions in the product label that could diminish the usage or otherwise limit the commercial success of the product;

•	we may be required to conduct additional post-marketing studies;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of Xtampza or any of our product candidates, if approved.

Risks Related to Intellectual Property

Unfavorable outcomes in intellectual property litigation could result in costly litigation and potentially limit our ability to commercialize our products.

Our commercial success depends upon our ability to develop product candidates and commercialize products without infringing the intellectual property rights of others. Our current or future product candidates or products, or any uses of them, may now or in the future infringe third-party patents or other intellectual property rights. This is due in part to the considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the United States and elsewhere in the world and, to date, there is no consistency regarding the breadth of claims allowed in pharmaceutical patents. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products. In part as a result of this uncertainty, there has been, and we expect that there will continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights.

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. We are aware of third-party patents and patent applications related to oxycodone, oxymorphone, hydrocodone, morphine, and methylphenidate drugs and formulations, including those listed in the FDA’s Orange Book for oxycodone products. Because of the delay between filing and publication of patent applications, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. Because of the uncertainty inherent in intellectual property litigation, we could lose, even if the case against us was weak or flawed.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing or commercializing our product candidates, products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

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

If we are found by the court to have infringed a valid patent claim, we could be prevented from using the patented technology or be required to pay the patent holder for the right to license the patented technology. If we decide to pursue a license to use one or more of these patents, we may not be able to obtain a license on commercially reasonable terms, if at all, or the license we obtain may require us to pay substantial royalties or grant cross licenses to our patent rights. For example, if the relevant patent is owned by a competitor, such as Purdue, that competitor may choose not to license patent rights to us. If we decide to develop alternative technology, we may not be able to do so in a timely or cost-effective manner, if at all.

Even if we are found not to infringe or patent claims are found invalid or unenforceable, defending any such infringement claim would be expensive and time consuming, and could delay the approval or commercialization of our product candidates and distract management from their normal responsibilities.

Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions or other post-grant review proceedings to patents in the United States or in countries outside the United States, or litigation against our collaborators may be costly and time consuming and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. We expect that litigation may be necessary in some instances to determine the validity and scope of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could compromise the validity and scope of our patents or other proprietary rights or hinder our ability to manufacture and market our products.

If we are unable to obtain or maintain intellectual property rights for our technology, products and product candidates, we may lose valuable assets or experience reduced market share.

We depend on our ability to protect our proprietary technology. We rely on patent and trademark laws, unpatented trade secrets and know-how, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

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

Recent patent reform legislation could increase the uncertainties and costs associated with the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law on September 16, 2011, made significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and litigated. Many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first to file” provisions described below, only became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Pursuant to the Leahy-Smith Act, the United States transitioned to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. In addition, third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office, or USPTO, and may become involved in opposition, derivation, reexamination, or inter partes review challenging our patent rights or the patent rights of others. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness and enablement. It is possible that prior art of which both we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, there may exist prior art of which we were or are aware, and which we did not or do not consider relevant to our patents, but which could nevertheless be determined to render our patents invalid. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could have a material adverse effect on our competitive position with respect to third parties.

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

We may be subject to claims by third parties of ownership of what we regard as our own intellectual property or obligations to make compensatory payments to employees or others.

While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing or obtaining such an agreement with each party who, in fact, develops intellectual property that we regard as our own. In addition, they may breach the assignment agreements or such agreements may not be self-executing, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology, products and product candidates, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed or independently developed, our competitive position would be harmed.

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

Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including potential competitors. These employees typically executed proprietary rights, non-disclosure and non-competition agreements in connection with their previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents are required to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

Risks Related to the Commercialization of Our Product Candidates

We currently have limited sales and marketing capabilities and, if we are unable to expand our own sales and marketing capabilities or enter into strategic alliances with marketing collaborators, we may not be successful in commercializing Xtampza and our product candidates and may be unable to generate any material product revenue.

Although our executive officers have experience marketing pharmaceutical products, we currently have limited sales, marketing or distribution capabilities. We have recently hired field sales representatives. Therefore, our sales and marketing team has worked together for only a limited period of time. We cannot guarantee that we will be successful in marketing Xtampza or any of our product candidates which may be approved in the United States. In addition, we will have to compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate material product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our product candidates in the United States include:

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

If we are not successful in recruiting and retaining sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate strategic alliances with marketing collaborators, agreements with contract sales organizations or collaboration arrangements, we will have difficulty commercializing our product candidates. To the extent we commercialize our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties.

If physicians, patients, healthcare payors and the medical community do not accept and use Xtampza or our product candidates, we will not achieve sufficient product revenues and our business will suffer.

Even if the FDA approves our product candidates, physicians, patients, healthcare payors and the medical community may not accept and use them. Acceptance and use of Xtampza and any product candidates for which we receive final regulatory approval will depend on a number of factors including:

•	the timing of market introduction of Xtampza and the product candidates as well as competitive products;

•	approved indications, warnings and precautions language that may be less desirable than anticipated;

•

perceptions by members of the healthcare community, including physicians, about the safety and efficacy of Xtampza and our product candidates, and, in particular, the efficacy of our abuse deterrent technology in reducing potential risks of unintended use;

•	perceptions by physicians regarding the cost benefit of Xtampza and our product candidates in reducing potential risks of unintended use;

•	published studies demonstrating the cost-effectiveness of Xtampza and our product candidates relative to competing products;

•	the potential and perceived advantages of Xtampza and our product candidates over alternative treatments;

•	the convenience and ease of administration to patients of Xtampza and our product candidates;

•	availability of coverage and adequate reimbursement for Xtampza and our product candidates from government or other third-party payors;

•	any negative publicity related to our or our competitors’ products that include the same active ingredient as Xtampza and our product candidates;

•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;

•	our ability to implement a REMS; and

•	effectiveness of marketing and distribution efforts by us and other licensees and distributors.

If our product candidates, including our recently approved product, Xtampza, are approved for marketing but fail to achieve an adequate level of acceptance by physicians, healthcare payors, patients and the medical community, we will not be able to generate significant revenue, and we may not become or remain profitable. Because we expect to rely on sales generated by Xtampza for substantially all of our revenues for the foreseeable future, the failure of Xtampza to find market acceptance would harm our business prospects.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize Xtampza and our product candidates and may reduce the prices we are able to obtain for our products.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

In addition, state pharmacy laws may permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents, or may permit pharmacists and pharmacy benefit managers to seek prescriber authorization to substitute generics in place of Xtampza or our product candidates, which could significantly diminish demand for them and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

Even if we are able to commercialize Xtampza and any of our product candidates, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in Xtampza and our product candidates even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory efforts to combat abuse, could decrease the potential market for Xtampza and our product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may inhibit our ability to commercialize Xtampza and our product candidates.

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of drug abusers to discover previously unknown ways to abuse opioid drugs, including Xtampza; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for Xtampza and our product candidates and decrease the revenues we are able to generate from their sale. Similarly, to the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for abuse-deterrent formulations of opioids.

Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product candidates. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Scientific Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Scientific Advisory Board met to address these issues on March 1, 2016. The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. Also as part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a new Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings.  The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time. Prior to this action, in September 10, 2013, the FDA announced its intention to effect product labeling changes to all approved extended release/long acting opioids. In particular, the FDA announced its intention to update the indication for extended release/long acting opioids so that extended release/long acting opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. On April 16, 2014, the FDA updated these indications. Many of these changes could cause us to expend additional resources in developing and commercializing Xtampza and our product candidates to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our product candidates and cause our product candidates to be less commercially successful.

If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with Xtampza or any of our product candidates, it could reduce our sales.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product and product candidates.

Guidelines and recommendations published by various organizations can reduce the use of our products, if approved.

Government agencies promulgate regulations and guidelines directly applicable to us and to Xtampza and our product candidates. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our products.

Risks Related to Our Dependence on Third Parties

If the third party manufacturer of Xtampza fails to devote sufficient time and resources to Xtampza, or its performance is substandard, our product launch may be delayed and our costs may be higher than expected and could have a material adverse effect on our business.

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources and expertise to manufacture and test, on a commercial scale, the technical performance of Xtampza and our product candidates. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and one contract manufacturer, Patheon, as well as other vendors to formulate, test, supply, store and distribute Xtampza and our product candidates for our clinical trials and FDA registration, and we control only certain aspects of their activities. Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources.

Our reliance on a limited number of vendors and, in particular, Patheon, as our single manufacturer, exposes us to the following risks, any of which could delay FDA approval of our product candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•

our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.

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

Our reliance on third parties reduces our control over our development and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require that Xtampza and our product candidates that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredient of Xtampza, any production problems with our supplier could have a material adverse effect on us.

We presently depend upon a single supplier for the active ingredient for Xtampza — oxycodone base — and we intend to contract with this supplier, as necessary, for commercial supply of our products. Although we have identified an alternate source for oxycodone base, it would be time-consuming and costly to qualify this source. Since we currently obtain our active ingredient from this manufacturer on a purchase-order basis, either we or our supplier may terminate our arrangement, without cause, at any time without notice. If our supplier were to terminate our arrangement or fail to meet our supply needs, we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

Switching or adding additional CROs involves additional cost and requires management time and focus, and there is a limited number of CROs that are equipped and willing to manage clinical trials that involve recreational drug abusers. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the patients participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. Identifying, qualifying and managing performance of third-party service providers can be difficult, time-consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. If any of our relationships with our CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risks that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our ability to advance our product candidates through clinical trials will be compromised. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

In the future, we may depend on collaborations with third parties for the development and commercialization of Xtampza and our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop or commercialize Xtampza and our product candidates. These collaborations, including our license agreement for the development and marketing of Onsolis, pose the following risks to us:

•	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations.

•

collaborators may not pursue development and commercialization of our product or product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon our product or product candidate, repeat or conduct new clinical trials or require a new formulation of our product or product candidate for clinical testing.

•

collaborators may conduct clinical trials inappropriately, or may obtain unfavorable results in their clinical trials, which may have an adverse effect on the development or commercialization of our product or product candidates.

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

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

•	we may lose certain valuable rights under circumstances specified in our collaborations.

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product or product candidates.

•

collaboration agreements may not lead to development or commercialization of products or product candidates in the most efficient manner or at all. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

We may rely on collaborators to market and commercialize Xtampza and, if approved, our product candidates, who may fail to effectively commercialize our products.

We may utilize strategic collaborators or contract sales forces, where appropriate, to assist in the commercialization of Xtampza and our product candidates, if approved by the FDA. We currently possess limited resources and may not be successful in establishing collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co-promoters. If we enter into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators, if any, may fail to develop or effectively commercialize our products and product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure of our third-party collaborators to successfully market and commercialize our product and product candidates would diminish our revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs, delay commercialization or limit commercial supply.

As we scale up manufacturing of our products and product candidates and conduct required stability testing, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to proceed with our planned clinical trials, obtain regulatory approval for commercial marketing and build commercial supplies. In the future, we may identify impurities, which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses, failure to obtain or maintain approval or limitations in our commercial supply.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that allow them to develop and commercialize their products before us and limit our ability to develop or commercialize our product and product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and less costly than ours, and they may also be more successful than us in manufacturing and marketing their products.

Furthermore, if the FDA approves a competitor’s 505(b)(2) application for a drug candidate before our application for a similar drug candidate and grants the competitor a period of exclusivity, the FDA may take the position that it cannot approve our NDA for a similar drug candidate. For example, we believe that several competitors are developing extended-release hydrocodone products, and if the FDA approves a competitor’s 505(b)(2) application for an extended-release hydrocodone product and grants exclusivity before the FDA grants final regulatory approval to our hydrocodone product candidate, we could be subject to a delay that would dramatically reduce the expected market penetration for our hydrocodone product candidate. Additionally, even if our 505(b)(2) application is approved for marketing first, we may still be subject to competition from other hydrocodone products, including approved products or other approved 505(b)(2) NDAs for different conditions of use that would not be restricted by any grant of exclusivity to us.

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

The widespread acceptance of currently available therapies with which our product candidates will compete may limit market acceptance of our product candidates even if commercialized. Oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our product and product candidates, if approved, and the established use of these competitive products may limit the potential for our product and product candidates to receive widespread acceptance if commercialized.

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

Companies with innovator drugs often pursue strategies that may serve to prevent or delay competition from alternatives to their innovator products. These strategies include, but are not limited to:

•	filing “citizen petitions” with the FDA that may delay competition by causing delays of our product approvals;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate a product’s bioequivalence or “sameness” to the related innovator product;

•	filing suits for patent infringement that automatically delay FDA approval of products seeking approval based on the Section 505(b)(2) pathway;

•	obtaining extensions of market exclusivity by conducting clinical trials of innovator drugs in pediatric populations or by other methods;

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

As we prepared for the commercial launch for Xtampza, we have experienced a period of rapid growth. Our management, personnel and systems may not be adequate to support this and future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

•	managing the commercialization of any FDA-approved products;

•	overseeing our ongoing clinical trials effectively;

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

As part of our business strategy, we may pursue acquisitions of assets, including preclinical, clinical or commercial stage products or product candidates, businesses or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We have limited experience with acquiring other companies, products or product candidates, and limited experience with forming strategic alliances and collaborations. We may not be able to find suitable acquisition candidates, and if we make an acquisition, we may not be able to integrate the acquisition successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliance or collaborators or identify other investment opportunities, and we may experience losses related to any such investments.

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of Xtampza and any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Xtampza and any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation;

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

•

federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, potential liability for the failure to report such prices in an accurate and timely manner, and potentially limit our ability to offer certain marketplace discounts; and

•

state and foreign equivalents of each of the above laws, including state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

While we do not submit claims and our customers will make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support regarding our products to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur significant costs.

In connection with our research and development activities and our manufacture of materials and products and product candidates, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organization, or CMO, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercial and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization and drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Risks Related to Our Common Stock

The price of our common stock may be volatile and you may lose all or part of your investment.

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors, these factors include:

•	the success of competitive products or technologies;

•	regulatory actions with respect to our product and product candidates or our competitors’ products or product candidates;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	the outcome of any patent infringement or other litigation that may be brought against us, including the ongoing Purdue litigation;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	results of clinical trials of our product and product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to our product and product candidates or clinical development programs;

•	actual or anticipated variations in our quarterly operating results;

•	the number and characteristics of our efforts to in-license or acquire additional product candidates or products;

•	introduction of new products or services by us or our competitors;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other shareholders;

•	changes in accounting practices;

•	significant lawsuits, including patent or shareholder litigation;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions;

•	publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts; and

•	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 30, 2016, we had 23,528,440 shares of common stock outstanding.  Holders of an aggregate of approximately[ [12.8]] million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

Actual or potential sales of our common stock by our directors or employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act and our policies regarding stock transactions, our directors and employees, including our executive officers, could adopt stock trading plans pursuant to which they may sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by investors.

Future issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

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

We are subject to anti-takeover provisions in our amended and restated articles of incorporation and amended and restated bylaws and under Virginia law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders.

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

•	a provision dividing our board of directors into three classes, each serving three-year terms;

•	the requirement that the authorized number of our directors be changed only by resolution of our board of directors;

•	a provision that our board of directors shall fill any vacancies on our board of directors, including vacancies resulting from a board of directors resolution to increase the number of directors;

•	limitations on the manner in which shareholders can remove directors from the board of directors;

•	the lack of cumulative voting in the election of directors; and

•	the prohibition on shareholders acting by less-than-unanimous written consent.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We will remain an emerging growth company until the earliest of (i) December 31, 2020, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. Commencing with our annual report on Form 10-K for the year ending December 31, 2016, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by those of our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock.

In addition, as of December 31, 2015, there were (a) outstanding options to purchase an aggregate of 1,452,149 shares of our common stock at a weighted average exercise price of $10.37 per share, of which options to purchase 205,891 shares of our common stock were then exercisable, and (b) 2,445 shares of common stock issuable upon the exercise of warrants to purchase common stock at a weighted-average exercise price of $12.27 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then-existing shareholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each shareholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised you may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

We have broad discretion in the use of our cash and cash equivalents, and, despite our efforts, we may use them in a manner that does not increase the value of your investment.

We have broad discretion in the use of our cash and cash equivalents, and investors must rely on the judgment of our management regarding the use of our cash and cash equivalents. Our management may not use cash and cash equivalents in ways that ultimately increase the value of our common stock. Our failure to use our cash and cash equivalents effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents in short-term or long-term, investment-grade, interest-bearing securities. These investments may not yield favorable returns. If we do not invest or apply our cash and cash equivalents in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our common stock to decline.

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

The net proceeds of the offering to us, after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $2.4 million, were approximately $72.0 million.  On May 12, 2015, the closing date of the offering, we received the proceeds from the offering, $58.8 million of which have been utilized for the development of our commercial infrastructure, research and development of our product candidates and general corporate purposes, including working capital.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date: August 11. 2016	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date: August 11. 2016	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

10.1	License and Development Agreement, dated as of May 11, 2016, by and between Collegium Pharmaceutical, Inc. and BioDelivery Systems International, Inc. (filed herewith).
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
101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the U.S. Securities andExchange Commission.