Form 10-K
period 2016-12-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2017-03-10
CIK 1267565

04

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $197 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2016 of $11.85 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 1, 2017, there were 29,448,609 shares of the registrant's common stock, par value, $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2016, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K

Forward-Looking Information

This Annual Report on Form 10-K, or this Form 10-K, includes forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
•	our plans to commercialize our product candidates and grow sales of our products;
•	the size and growth potential of the markets for our products and product candidates, and our ability to service those markets;
•	the success of competing products that are or become available;
•	our ability to obtain reimbursement and third-party payor contracts for our products;
•	the costs of commercialization activities, including marketing, sales and distribution;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	the rate and degree of market acceptance of our products and product candidates;
•	changing market conditions for our products and product candidates;
•	the outcome of any patent infringement or other litigation that may be brought against us, including litigation with Purdue Pharma, L.P.;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success, cost and timing of our product development activities, studies and clinical trials;
•	our ability to obtain funding for our operations;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our products and product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including U.S. Drug Enforcement Agency, or DEA, compliance;
•	the loss of key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing.

In some cases, you can identify these statements by terms such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning. These forward-looking statements reflect our management's beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Form 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Any forward-looking statements that we make in this Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

We obtained the industry, market and competitive position data in this Form 10-K from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. We believe this data is accurate in all material respects as of the date of this Form 10-K. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.”

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company developing and commercializing next-generation abuse-deterrent products that incorporate our patented DETERx platform technology for the treatment of chronic pain and other diseases. Our first product, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  Certain human abuse potential studies are included in the approved label, as well as data supporting the administration of the product as a sprinkle or administered through feeding tubes.  In June 2016, we announced the commercial launch of Xtampza. In October 2016, we announced the submission of a New Drug Submission to Health Canada seeking marketing approval of Xtampza for the same indication for which we obtained approval from the FDA.

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $2.1 billion in U.S. sales in 2016. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In October 2016, we announced the submission of a Supplemental New Drug Application to the FDA for Xtampza to include comparative oral pharmacokinetic data from a recently completed clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release).

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

In May 2016, we entered into a License and Development Agreement with BioDelivery Science International, Inc. which grants us an exclusive license to make, use, sell, offer for sale, import, develop and commercialize Onsolis in the United States. Onsolis is a Transmucosal Immediate-Release Fentanyl film indicated for the management of breakthrough pain in cancer patients 18 years of age and older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. We plan to commercialize Onsolis upon receipt of FDA approval of a Prior Approval Supplement for the manufacturing transfer. Subject to such approval, we expect to launch Onsolis in the first half of 2018.

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

Annual sales from extended‑release and long‑acting opioids represent approximately $5.7 billion (24 million prescriptions) of the approximately $14 billion U.S. opioid market in 2016. OxyContin OP generated U.S. sales of $2.1 billion in 2016, which represents approximately a 16% U.S. market share of all extended‑release and long‑acting opioid prescriptions.

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

•

FDA guidance: In January 2013, the FDA introduced draft guidance regarding studies and clinical trials that should be conducted to demonstrate that a given formulation has abuse‑deterrent properties, how those studies and clinical trials will be evaluated, and what product labeling claims may be approved based on the results of those studies and clinical trials. The draft guidance described four categories of abuse‑deterrence studies and clinical trials: Categories 1, 2 and 3 consist of pre‑marketing studies and clinical trials designed to evaluate a product candidate’s potentially abuse‑deterrent properties under controlled conditions, while Category 4 post‑marketing clinical trials and studies assess the real‑world impact of a potentially abuse‑deterrent formulation. These requirements were largely adopted in the April 2015 final FDA guidance, which also provides examples of product label claims that may be made based on the results of the corresponding studies and clinical trials.

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

•

Massachusetts and Maine approved laws to mandate that insurers cover abuse‑deterrent opioids: In August 2014 and June 2015, the governors of Massachusetts and Maine, respectively, signed laws establishing a drug formulary commission charged with identifying drugs with a heightened public health risk due to their potential for abuse and formulations of abuse‑deterrent drugs that may be substituted for these drugs that have a heightened public health risk. When a prescriber writes a prescription for an opioid identified as having a heightened public health risk, the pharmacist must dispense an interchangeable abuse‑deterrent product from the formulary, if one exists, except when the prescriber indicates “no substitution.” The Massachusetts and Maine laws also require insurers to cover abuse‑deterrent opioid drugs on a basis not less favorable than corresponding non‑abuse‑deterrent drugs. Several other states have enacted or are in the process of introducing similar legislation, including Florida, Maryland and West Virginia.

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

•

FDA Opioids Action Plan: In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening postmarketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic abuse-deterrent opioid formulations, and seeking input from the FDA’s Scientific Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Scientific Advisory Board met to address these issues on March 1, 2016. The FDA’s plan is part of a broader initiative led by the U.S. Department of Health and Human Services, or HHS, to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. In March 2016, as part of the HHS initiative, the CDC released a new Guideline for Prescribing Opioids for Chronic Pain.  The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings.  The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy.  Also, in March 2016, the FDA announced required enhanced warnings for immediate-release opioid pain medications related to risks of misuse, abuse, addiction, overdose, and death. The FDA also required safety labeling changes across all prescription opioids related to potentially harmful drug interactions.  In August 2016, the FDA announced that it is requiring boxed warnings for prescription opioid analgesics, opioid-containing cough products, and benzodiazepines.

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

•

Passage of 21st Century Cures Act:  In December 2016, the 21st Century Cures Act became law.  Among its provisions, the Act provides $1 billion dollars in grants to states for opioid abuse prevention and treatment.

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

We believe Xtampza represents the best‑in‑class approach to an abuse‑deterrent extended‑release opioid formulation.

Xtampza does not incorporate an opioid antagonist, is not a prodrug, and is resistant to abuse through physical or chemical manipulation.

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

Except for Xtampza, all FDA‑approved, orally administered extended‑release opioids have a black box warning product label stating that “crushing, dissolving or chewing can cause rapid release and absorption of a potentially fatal dose of the active drug,” making them unsuitable or unattractive for patients who suffer from chronic pain with dysphagia, or CPD. OxyContin OP’s product label states that “there have been post‑marketing reports of difficulty in swallowing OxyContin tablets. These reports included choking, gagging, regurgitation and tablets stuck in the throat… Consider use of an alternative analgesic in patients who have difficulty swallowing.” An external marketing study performed for us in 2013 estimated that Xtampza has a peak revenue potential for U.S. patients with CPD in excess of $700 million annually.

Our Solution: The DETERx Platform Technology

Overview

DETERx is a novel, proprietary, patented platform technology that is designed to maintain the extended‑release and safety profiles of highly abused drugs in the face of various methods of abuse and tampering, including chewing, crushing and/or dissolving, and then taking them orally or snorting or injecting them. The DETERx formulation consists of wax‑based microspheres that are filled into a capsule. The microspheres are spherical micron‑sized beads that are prepared by combining the active ingredient (oxycodone, in the case of Xtampza) with inactive ingredients. Each microsphere, whether inside or outside the capsule, is designed to be abuse‑deterrent and extended‑release. The active ingredient is solubilized and homogenously dispersed in each microsphere.

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

Because of our proprietary DETERx platform technology, each individual microsphere has extended‑release and abuse‑deterrent properties. The microspheres are designed to be administered in capsule form, sprinkled on food or into a cup then directly in the mouth, or administered into the stomach via a gastric or nasogastric tube without compromising their abuse‑deterrent, extended‑release profile. These features may make Xtampza uniquely suited to address the needs of patients suffering from CPD.

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

Pipeline

We have applied our DETERx platform technology to Xtampza as well as the product candidates in our pipeline, with the exception of Onsolis. We recently completed formulation development work for our extended‑release, abuse‑deterrent hydrocodone program. Based upon an assessment of the market opportunity and the potential to differentiate from currently marketed hydrocodone products as well as programs in development, we are prioritizing our abuse deterrent hydrocodone program as our second product in development. We filed an investigational new drug application, or IND, with the FDA in December 2015 and initiated a clinical trial in the first quarter of 2016. We also have an extended‑release, abuse‑deterrent oxymorphone program for the treatment of chronic pain for which we have filed an IND. This program has been granted Fast Track status by the FDA. In addition, we have other extended‑release, abuse‑deterrent product candidates that have completed preliminary preclinical studies, including morphine for pain and methylphenidate for the treatment of attention deficit hyperactivity disorder, or ADHD.  All of these product candidates share similar abuse‑deterrent qualities as Xtampza and are designed to be suitable for patients with difficulty swallowing. We own all of the rights to Xtampza and our DETERx-based product candidates.

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

Xtampza

Overview

Our first FDA-approved product, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the FDA approved our new NDA filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  Certain human abuse potential studies are included in the approved label, as well as data supporting the administration of the product as a sprinkle or administered through feeding tubes.  In June 2016, we announced the commercial launch of Xtampza.  In October 2016, we announced the submission of a New Drug Submission to Health Canada seeking marketing approval of Xtampza for the same indication for which we obtained approval from the FDA.

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $2.1 billion in U.S. sales in 2016. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In October 2016, we announced the submission of a Supplemental New Drug Application to the FDA for Xtampza to include comparative oral pharmacokinetic data from a recently completed clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release).

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

Market Opportunity

We believe that Xtampza can capture a significant share of the $5.7 billion U.S. extended‑release opioid market, including a portion of the existing $2.1 billion OxyContin OP market. In addition, we believe that Xtampza can become a market leader for treating patients with chronic pain who have difficulty swallowing.

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

The FDA also concluded that the benefits of the previously‑approved non‑abuse‑deterrent OxyContin no longer outweighed its risks and removed it from the list of drugs eligible to serve as a reference product for future generic or Section 505(b)(2) approvals. As a result, we believe that all extended‑release oxycodone products, including generic products, may be required to have abuse‑deterrent claims as part of the FDA approval process.

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

Other Extended‑Release Opioids

While OxyContin OP is the largest selling extended‑release opioid in the United States by dollars in 2016, there are approximately 20 million additional prescriptions for non‑abuse‑deterrent extended‑release opioids annually in the United States. Many of these opioids include active ingredients, such as morphine, that are commonly perceived as having greater adverse side effects than oxycodone‑based formulations. Because of the abuse stigma associated with OxyContin OP and non‑abuse‑deterrent opioid formulations, we believe that Xtampza offers physicians treating chronic pain an attractive alternative to the existing options. Our market research also demonstrates that payors recognize the prevalence of opioid abuse and its corresponding economic burden. This research indicates that “brand” prices would be acceptable for products that are differentiated. As such, we aim to achieve broad Tier 3 payor coverage on commercial plans and contract with Medicare and Medicaid. In a market research study conducted for us, 83% of disease specialists (such as oncologists and neurologists) and 67% of pain specialists surveyed indicated that they would prescribe Xtampza for patients without dysphagia.

Chronic Pain with Dysphagia

In a market research survey conducted for us, of 1,021 patients with chronic pain, 30% of the patients reported that they have trouble swallowing or do not like to swallow pills, and 65% of the patients did not realize that cutting, crushing or grinding extended‑release opioids can change the drug release profile. Most of the currently approved abuse‑deterrent opioid drugs do not have an FDA product label that permits the sprinkling of the product on food or into a cup, and then directly in the mouth and administration through feeding tubes for use by patients with CPD, creating an unmet medical need due to the lack of adequate treatment options.  Further, in an effort to make them easier to swallow, some patients with CPD — and 47 of the 1,021 patients participating in the survey conducted for us — crush their prescribed extended‑release opioids and can inadvertently harm themselves because of the rapid immediate‑release of the active ingredient. Because our Xtampza microspheres are designed to be able to be removed from the capsule and still retain their abuse‑deterrent and extended‑release properties, we believe that Xtampza is an effective pain‑management solution for patients with CPD. An external marketing study performed for us in 2013 estimated that Xtampza has a peak revenue potential for U.S. patients with CPD in excess of $700 million annually.

Onsolis

In May 2016, we licensed the U.S. rights to develop and commercialize Onsolis from BioDelivery Sciences International, Inc. Onsolis is a Transmucosal Immediate-Release Fentanyl (TIRF) film indicated for the management of breakthrough pain in cancer patients 18 years of age and older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. Onsolis incorporates BioDelivery Sciences’ BioErodible MucoAdhesive (BEMA®) technology for rapid and controlled delivery of fentanyl, a Schedule II controlled substance, via buccal (inner cheek) administration.

Onsolis was originally approved by the FDA in 2009 and voluntarily removed from the market in 2011 to address appearance-related issues. A reformulation of Onsolis was approved by the FDA in 2015. We plan to launch Onsolis after the completion of the transfer of manufacturing and submission to the FDA of a Prior Approval Supplement, which requires approval prior to launch. We estimate that approval will occur in the first half of 2018.

Manufacturing

Overview

Xtampza and  our product candidates created with our DETERx technology platform are manufactured using a proprietary process. This process is reproducible, scalable and cost‑efficient, and we believe that the microsphere formulation — and the related manufacturing process — is unique in the extended‑release opioid market.

To date, we have produced Xtampza at our contract manufacturing organization, Patheon. The existing Patheon facility has the capacity to support our commercialization of Xtampza during the first several years after commercial launch. We are working with Patheon to build dedicated manufacturing capacity at Patheon’s existing facility. Patheon has an established record of manufacturing products approved in the United States, including controlled substances.

We own all of the intellectual property, including know‑how and specialized manufacturing equipment, necessary to be able to replicate the manufacturing equipment currently located at Patheon’s facility at an alternative location (and with an alternative vendor) if necessary.

Drug Substances

The active ingredient used in Xtampza, oxycodone base, is an odorless white crystalline powder. We currently procure this active ingredient pursuant to a supply agreement with a single U.S.‑based manufacturer. If our current supplier is unable to supply oxycodone base in the quantities and at the times we require it, we are aware of other suppliers who we would expect to be able to satisfy our commercial orders.

Oxycodone base is classified as a narcotic controlled substance under U.S. federal law. Xtampza is, and we expect that our product candidates will be, classified by the U.S. Drug Enforcement Administration, or DEA, as Schedule II controlled substances, meaning that they have a high potential for abuse and dependence among drugs that are recognized as having an accepted medical use. Consequently, we expect that the manufacturing, shipping, dispensing and storing of our product candidates will be subject to a high degree of regulation, as described in more detail under the caption “— Governmental Regulation — DEA Regulation.”

Marketing and Commercialization

We are in the process of commercializing Xtampza in the United States with a direct sales force. We plan to explore out‑licensing partnerships for Xtampza in other international markets, such as Canada, Australia and Japan, as well as countries in Latin America and Europe.

The members of our management team who are leading the commercialization of Xtampza have substantial experience in pharmaceutical sales and marketing. We have a dedicated field sales force, consisting of approximately 120 sales professionals, to call on the approximately 10,400 physicians who write approximately 60% of the branded extended‑release oral opioid prescriptions in the United States, with a primary focus on pain specialists. In addition, we deploy a focused sales force of approximately 25 specialty sales representatives to call on institutions where patients require extended‑release opioids, such as skilled nursing or hospice facilities and hospitals. In addition, we employ medical sales liaisons, or MSLs, to respond to clinician inquiries about Xtampza. We also employ a market‑access team to support our formulary approval and payor contracting.

We are continuing to execute our commercialization strategy with the input of key opinion leaders in the field of pain management, as well as healthcare practitioners. We have developed positioning and messaging campaigns, a publication strategy, initiatives with payor organizations, and distribution and national accounts strategies. Our marketing strategy includes increasing awareness of the differentiated features of Xtampza, the hazards of opioids that are not abuse‑deterrent, and increasing awareness of solutions for patients with CPD who require or would benefit from extended‑release opioids.

Intellectual Property

We regard the protection of patents, designs, trademarks and other proprietary rights that we own or license as critical to our success and competitive position. Our patent portfolio directed toward Xtampza and our DETERx technology consists of eight issued patents in the United States (five of which claim compositions of matter, one of which claims both compositions of matter and methods of use, and two that claim methods of use), two pending applications in the European Union, two issued patents in Canada, and one issued patent in each of Japan and Australia. Finally, we have six patent applications pending in the United States, one pending patent application in each of Canada and Japan, and one pending PCT application. Our issued U.S. patents are projected to expire in 2023 and 2025, and our pending patent applications in the United States, if issued, would be projected to expire in 2023, 2025, 2030, and 2036. In addition, we use a unique and proprietary process to manufacture our products that requires significant know‑how, which we currently protect as trade secrets.

Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business, but only in those cases in which we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities to us. We have concluded that some of our technology is best protected as proprietary know‑how, rather than through obtaining patents. In some cases, we publish the invention such that it becomes prior art in order for us to secure freedom to operate and to prevent a third party from patenting the invention before us. Our technology and products are not in‑licensed from any third party, and we own all of the rights to Xtampza and our product candidates. We believe we have freedom to operate in the United States and other countries, but there can be no assurance that other companies, known and unknown, will not attempt to assert their intellectual property against us.

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

Our Strategy

Our goal is to become the leading marketer of abuse‑deterrent extended‑release opioids and other commonly abused products. Key elements of our strategy to achieve this goal are to:

•

Commercialize Xtampza in the United States ourselves. We continue to strengthen our commercial organization, including our sales force and commercial manufacturing capacity for U.S. commercialization of Xtampza. Our management team has extensive experience commercializing pharmaceutical products, and we are in the process of establishing sales, marketing and reimbursement functions to commercialize Xtampza in the United States. We are detailing Xtampza to approximately 10,400 physicians who write approximately 60% of the branded extended‑release oral opioid prescriptions in the United States with a sales team of approximately 120 sales representatives. We believe that this physician group also represents a significant portion of the top prescribers of extended‑release and long‑acting opioids (including drugs formulated with fentanyl and methadone) currently used to treat patients with CPD. In addition, we deploy a separate, focused sales team of approximately 25 specialty sales representatives to detail Xtampza to nursing homes, hospices, and other institutions treating large populations of the elderly and other patients who need chronic pain relief and have difficulty swallowing.

•

Establish Xtampza as the treatment of choice for patients with CPD. Xtampza has been approved with product labeling for sprinkling Xtampza microspheres on soft foods or into a cup, and then directly into the mouth, or through a gastrostomy or nasogastric feeding tube.

•

Establish strategic collaborations to accelerate and maximize the potential of our products and product candidates worldwide. We intend to seek strategic collaborations with other pharmaceutical companies to commercialize Xtampza and our product candidates outside the United States and to develop certain of our product candidates that are outside of our core therapeutic focus.

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

•

Acquire additional products and product candidates. We may identify and license, co‑promote or acquire products or product candidates being developed for pain indications and other complementary products.  In May 2016, we entered into a License and Development Agreement with BioDelivery Science International, Inc. which grants us an exclusive license to make, use, sell, offer for sale, import, develop and commercialize Onsolis in the United States.  We plan to commercialize Onsolis upon receipt of FDA approval of a Prior Approval Supplement for the manufacturing transfer.  Subject to such approval, we expect to launch Onsolis in the first half of 2018.

Our commercialization strategy for Xtampza continues to evolve, and as part of that evolution, we are developing positioning and messaging campaigns, a publication strategy, initiatives with payor organizations, and distribution and national accounts strategies.

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

Currently, the only opioid drugs on the market for chronic pain relief that have an abuse‑deterrent product label are OxyContin OP and Hysingla®, both of which are marketed by Purdue, and Embeda, which is marketed by Pfizer. Hysingla is a once a day hydrocodone product. Embeda is a combination of morphine and naltrexone, an opioid antagonist that can be sprinkled on soft food but contains a boxed warning on its product label stating that “the capsules are not to be crushed, dissolved, or chewed due to the risk of rapid release and absorption of a potentially fatal dose of morphine.”

In addition, there are five other approved extended-release opioids that have abuse‑deterrent product labeling, Vantrela ER from Teva, Targiniq from Purdue, Troxyca ER from Pfizer, MorphaBond™ ER from Inspirion Delivery Technologies, LLC and Arymo from Egalet, none of which are currently on the market. Vantrela ER is a twice daily hydrocodone product. Targiniq is a combination of oxycodone and naloxone, an opioid antagonist. Troxyca ER is a combination of oxycodone and naltrexone, an opioid antagonist. MorphaBond ER is a twice daily morphine product formulated with a hard tablet and gelling polymers. Arymo is an extended-release morphine product formulated as a hard tablet which is expected to be available in the first quarter of 2017.  A number of other large and small companies are developing abuse‑deterrent drugs for chronic pain. Many other companies have products for the treatment of chronic pain which do not have abuse-deterrent claims in their labels, including Endo Pharmaceuticals, Pernix and Mallinckrodt, as well as several generic companies.

We believe the key competitive factors that will affect the development and commercial success of our products and product candidates include their degree of abuse deterrence, bioavailability, therapeutic efficacy, and convenience of dosing and distribution, as well as their safety, cost and tolerability profiles. Xtampza may also face competition from commercially available generic and branded extended‑release and long‑acting opioid drugs other than oxycodone, including fentanyl, hydromorphone, oxymorphone and methadone, as well as opioids that are currently in clinical development.

Xtampza competes against all extended‑release opioids, including Purdue’s OxyContin OP for the treatment of patients experiencing pain severe enough to require around‑the‑clock analgesia. Although no generic oxycodone extended‑release products are currently commercially available, and although the FDA has not issued guidance on the regulatory pathway for generic abuse‑deterrent products, it is possible that generic forms of OxyContin OP could become available, in which case Xtampza would compete with any such generic oxycodone extended‑release products.

Additionally, we are aware of companies with abuse‑deterrent oxycodone product candidates in late-stage development, including Egalet, Intellipharmaceutics and Pain Therapeutics.  If these products are successfully developed, approved for marketing and become commercially available, they could represent significant competition for Xtampza. It is also possible that a company that has developed an abuse‑deterrent technology could initiate an abuse‑deterrent oxycodone program at any time.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently set at $2,038,100, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently set at $97,750 per product and $512,200 per establishment. These fees are typically increased annually.

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

As part of the FDA’s Opioid Action Plan, the agency intends to update the extended-release and long-acting opioid REMS after having evaluated existing requirements and considered recommendations from the joint meeting of the Drug Safety and Risk Management Advisory Committee and the Anesthetic and Analgesic Drug Products Advisory Committee on May 3-4, 2016.  The recommendations from that meeting included: extending training to other health care professionals involved in the management of patients with pain; expanding the REMS requirements to include the immediate-release opioid analgesic drug manufacturers; and evaluating the best approach to implementing mandatory prescriber education on pain management.

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

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired; until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired; and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. In the interim period, the FDA may grant tentative approval. Tentative approval indicates that the FDA has determined that the applicant meets the standards for approval as of the date that the tentative approval is granted. Final regulatory approval can only be granted if the FDA is assured that there is no new information that would affect final regulatory/ approval. As with traditional NDAs, a Section 505(b)(2) NDA may be eligible for three‑year marketing exclusivity, assuming the NDA includes reports of new clinical trials (other than bioavailability clinical trials) essential to the approval of the NDA.

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

DEA Regulation

Our first product, Xtampza, is regulated as a “controlled substance” as defined in the Controlled Substances Act, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution, importation, exportation and other requirements administered by the DEA. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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

Xtampza, an abuse‑deterrent oral formulation of oxycodone, is listed by the DEA as a Schedule II controlled substance under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products is subject to a high degree of regulation. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because Xtampza is regulated as a Schedule II controlled substance, it will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much oxycodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including oxycodone base for use in manufacturing Xtampza. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

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

Third‑Party Payor Coverage and Reimbursement

The commercial success of Xtampza and our product candidates, if approved, will depend, in part, upon the availability of coverage and adequate reimbursement from third‑party payors at the federal, state and private levels. Third‑party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third‑party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third‑party payors have attempted to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

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

Some third‑party payors also require pre‑approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for Xtampza and our product candidates and to operate profitably.

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

Research and Development

We incurred research and development expenses of $14.9 million, $8.0 million and $15.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Employees

As of December 31, 2016, we had a total of 234 full‑time employees. Of these, 28 were engaged in full‑time research and development activities. None of our employees are represented by a labor organization or under any collective‑bargaining arrangements. We consider our employee relations to be good.

Executive Officers of the Company

The following table lists the positions, names and ages of our executive officers as of March 1, 2017:

Name	Age	Position(s)
Executive Officers:
Michael T. Heffernan, R.Ph.	52	Chairman, President and Chief Executive Officer
Paul Brannelly	44	Executive Vice President and Chief Financial Officer
Barry S. Duke	57	Executive Vice President and Chief Commercial Officer
Alison B. Fleming	42	Chief Technology Officer

Executive Officers

Michael T. Heffernan, R.Ph., Chairman, President and Chief Executive Officer.  Mr. Heffernan has served as our President and Chief Executive Officer and as a member of our board of directors since October 2003. Mr. Heffernan has over twenty-five years of experience in the pharmaceutical and related healthcare industries. He was previously the Founder, President and Chief Executive Officer of Onset Therapeutics, LLC, a dermatology-focused company that developed and commercialized products for the treatment of skin-related illnesses and was responsible for the spin-off of the business from the Company to create PreCision Dermatology, Inc. which was acquired by Valeant Pharmaceuticals International, Inc. Mr. Heffernan has held prior positions as Co-Founder, President and Chief Executive Officer of Clinical Studies Ltd., a pharmaceutical contract research organization that was sold to PhyMatrix Corp., and as President and Chief Executive Officer of PhyMatrix. Mr. Heffernan started his career at Eli Lilly and Company, where he served in numerous sales and marketing roles. He serves on the board of directors of Keryx Biopharmaceuticals, Inc (NASDAQ: KERX) (July 2016 to present) and Veloxis Pharmaceuticals A/S (CPH: VELO) (March 2015 to present). Mr. Heffernan previously served on the board of directors and as Chairman of Ocata Therapeutics, Inc. (NASDAQ: OCAT), Cornerstone Therapeutics Inc. (now known as Chiesi USA, Inc.) (NASDAQ: CRTX) and numerous privately held companies. Mr. Heffernan graduated from the University of Connecticut with a B.S. in Pharmacy in 1987 and is a Registered Pharmacist.

Paul Brannelly, Executive Vice President and Chief Financial Officer.  Mr. Brannelly has served as our Executive Vice President and Chief Financial Officer since February 2015. Prior to joining us, Mr. Brannelly served as Senior Vice President, Finance and Administration, and Treasurer of Karyopharm Therapeutics Inc. (NASDAQ: KPTI) from June 2013 to August 2014. From August 2014 to November 2014, Mr. Brannelly served as a consultant to Karyopharm. Prior to joining Karyopharm, Mr. Brannelly served as Vice President, Finance, Treasurer and Secretary at Verastem, Inc. (NASDAQ: VSTM) from August 2010 to May 2013. From January 2010 to September 2011, Mr. Brannelly held the position of Chief Financial Officer at the Longwood Fund, a venture capital firm aimed at investing in, managing and building healthcare companies, where he set up the financial and operational infrastructure following the closing of its first fund and eventually served as Chief Financial Officer of its two startup companies, Verastem and OvaScience, Inc. (NASDAQ: OVAS). From November 2005 to September 2009, he served as Vice President, Finance at Sirtris Pharmaceuticals, Inc., a biopharmaceutical company which GlaxoSmithKline plc purchased for $720 million in 2008, where he managed the S-1 preparation and due diligence process for Sirtris' initial public offering and managed the company's transition to being a public company. Mr. Brannelly started his biopharmaceutical career at Dyax Corporation from September 1999 to May 2002, and subsequently moved on to positions of increasing responsibility at

CombinatoRx Inc. from May 2002 to November 2005, including as Vice President, Finance and Treasurer, where he led the initial public offering process. Mr. Brannelly graduated from the University of Massachusetts at Amherst with a B.B.A. in Accounting in 1995.

Barry S. Duke, Executive Vice President and Chief Commercial Officer. Mr. Duke has served as our Executive Vice President and Chief Commercial Officer since March 2015. Prior to joining us, Mr. Duke was Vice President of Sales and Marketing — U.S. Biosurgery at Sanofi, Inc. (formerly Genzyme Corporation) from October 2011 to September 2014. From September 2014 to March 2015, Mr. Duke served as a sales and marketing consulting in the biopharmaceutical industry. Mr. Duke joined Sanofi in March 2005 as an area sales director and was promoted to Vice President of Sales — U.S. Biosurgery in November 2007, a position he held until September 2011, when he was promoted to Vice President of Sales and Marketing — U.S. Biosurgery. Prior to Sanofi, Mr. Duke was Senior Director of National Sales at Enzon Pharmaceuticals, Inc. (NASDAQ: ENZN) from November 2002 to March 2005. Prior to Enzon, Mr. Duke was Regional Sales Director at Élan Corporation, plc (now known as Élan Corporation Ltd) from March 2001 to November 2002. Over the course of his career, Mr. Duke has also held various sales positions at The Liposome Company, Inc., Astra USA, Inc., Centocor, Inc. and The Upjohn Company.

Alison B. Fleming, Ph.D., Chief Technology Officer. Dr. Fleming has served as or Chief Technology Officer since January 2017.  Prior to being our Chief Technology Officer, Dr. Fleming led our development team as our Vice President, Product Development since October 2002. Prior to joining us, Dr. Fleming's academic research focused on implantable drug delivery systems for cancer therapy. Dr. Fleming is an inventor on several U.S. patents and pending patent applications, and has authored numerous scientific publications and poster presentations in the field of novel drug delivery systems. In 2001, Dr. Fleming was the recipient of the Jorge Heller Journal of Controlled Release Outstanding Paper Award. Dr. Fleming graduated from the University of Massachusetts, Amherst in 1997 with a B.S. in Chemical Engineering and received a Ph.D. in Chemical and Biomolecular Engineering from Cornell University in 2002.

Our Corporate Information

Our predecessor was incorporated in Delaware in April 2002 under the name Collegium Pharmaceuticals, Inc. In October 2003, our predecessor changed its name to Collegium Pharmaceutical, Inc. In 2010, our predecessor divested its subsidiary, Onset Therapeutics, LLC to PreCision Dermatology, Inc. In July 2014, we reincorporated in the Commonwealth of Virginia pursuant to a merger whereby Collegium Pharmaceutical, Inc., a Delaware corporation, merged with and into Collegium Pharmaceutical, Inc., a Virginia corporation, with the Virginia corporation surviving the merger. Since 2010, we have devoted substantially all of our resources to the development of our patented DETERx platform technology, the preclinical and clinical advancement of our product candidates, the commercialization of Xtampza and the creation and protection of related intellectual property.

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

We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, Xtampza. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since 2010, when we divested our former subsidiary, Onset Therapeutics, LLC, to PreCision Dermatology, Inc., we have not generated any material revenue from product sales, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since January 1, 2011. For the year ended December 31, 2016, we reported a net loss of $94.2 million, and we had an accumulated deficit of $223.2 million at December 31, 2016.

We expect to continue to incur losses for the foreseeable future as we continue to commercialize Xtampza and continue our development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on our ability to generate revenues and on the rate of future growth of our expenses. If any of our product candidates fail in clinical trials or does not gain final regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We currently generate no material revenue from the sale of products and may never become profitable.

We began the commercial sale of our first product, Xtampza, in June 2016 and have not generated any material revenue from product sales. Our ability to generate additional revenue and become profitable depends upon our ability to successfully commercialize Xtampza, our existing product candidates, and any other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from our current or future product candidates depends on a number of factors, including our ability to:

•	successfully commercialize Xtampza;
•

successfully satisfy FDA post-marketing requirements for Xtampza, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of Xtampza;

•	set a commercially viable price for our products;
•	manufacture commercial quantities of our products at acceptable cost levels;
•	develop a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained commercialization rights;

•	find suitable distribution collaborators to help us market, sell and distribute our products, if approved, in markets outside the United States;
•	obtain coverage and adequate reimbursement from third parties, including government payors;
•	successfully complete development activities, including the necessary clinical trials, with respect to our product candidates;
•	complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market; and
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities, if we choose to commercialize our product candidates outside the United States.

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

Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the development of our product candidates and to commercialize Xtampza and any product candidates for which we may receive regulatory approval. We believe that our existing cash and cash equivalents and expected revenue contributions from Xtampza will be sufficient to fund our operations into 2019, including the commercialization of Xtampza, and the continuation of our development of our product candidates. However, we may require additional capital for the further development and commercialization of our product candidates and may also need to raise additional funds sooner in order to continue development of our product candidates.

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
•

the cost of maintaining, and if appropriate, expanding, sales, marketing and distribution capabilities for Xtampza and any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products; and

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to Xtampza, our technologies or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing shareholders’ ownership. The incurrence of additional indebtedness beyond our existing indebtedness with Silicon Valley Bank could result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Xtampza or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

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

As of December 31, 2016, we had a federal net operating loss, or NOL, carryforward of approximately $190.9 million and state net operating loss carryovers of approximately $145.9 million, which are available to offset future taxable income. We also had U.S. federal tax credits of approximately $3.4 million, and state tax credits of approximately $0.5 million, these tax attributes are prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Under Section 382, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We have not performed any current analyses under Section 382 and cannot forecast or otherwise rely on deriving benefit from our various federal or state tax attribute carryforwards. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

•	the ability to manufacture commercial quantities of Xtampza at reasonable cost and with sufficient speed to meet commercial demand;
•	our ability to build a sales and marketing organization to market Xtampza;
•	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments for chronic pain and chronic pain with dysphagia;

•	our ability to successfully defend any challenges to our intellectual property relating to Xtampza;
•	the availability of coverage and adequate reimbursement for Xtampza; and
•	a continued acceptable safety profile of Xtampza following approval.

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

Even if we are found not to infringe any potential plaintiff’s patent claims or the claims are found invalid or unenforceable, defending any such infringement claim could be expensive and time-consuming, and could delay the launch of our product candidates and distract management from their normal responsibilities. The Court could decline to hear our summary judgment motion, could decline to act expeditiously to issue a decision or hold a trial, or could decline to find that all of the listed patents are invalid or non-infringed. If we are unsuccessful in our defense of non-infringement and unable to prove invalidity of the listed patents, the court could issue an injunction prohibiting the launch of our product candidates. If we were to receive final regulatory approval by the FDA and launch any of our product candidates, , prior to a full and final determination that the patents are invalid or non-infringed, we could be subject to substantial liability for damages if we do not ultimately prevail on our defenses to a claim of patent infringement.

The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval varies among jurisdictions and may change during the course of a product candidate’s clinical development. Although the FDA has approved Xtampza, it is possible that none of our product candidates or any future product candidates that we may in-license, acquire or develop will ever obtain final regulatory approval from the FDA or any foreign regulatory authority. Moreover, even after any product candidate receives final regulatory approval, the FDA may require, as it has for Xtampza, costly post-marketing requirements. Successful and timely satisfaction of these post-marketing requirements will be necessary for us to maintain regulatory approval.

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

In addition, even if we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve, with respect to certain foreign regulatory authorities, the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing requirements, or may approve a product label that does not include the labeling claims necessary or desirable for the successful commercialization of that product. Any of the foregoing scenarios could have a material adverse effect on our business.

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

We began the commercial launch of Xtampza, our first approved product, in June 2016. Accordingly, we have not generating any material revenues from product sales. To be profitable, and in addition to commercializing Xtampza, we must successfully research, develop, obtain regulatory approval for, manufacture, launch, market and distribute product candidates under development. For each product candidate that we intend to commercialize, we must successfully meet a number of critical developmental milestones, including:

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

Even if we comply with all FDA pre-approval regulatory requirements, the FDA may determine that our product candidates are not safe or effective, and we may never obtain final regulatory approval for such product candidates. If we fail to obtain final regulatory approval for some or all of our product candidates, we will have fewer commercial products, if any, and correspondingly lower product revenues, if any. Even if our product candidates receive final regulatory approval, such final regulatory approval may involve limitations on the indications and conditions of use or marketing claims for our products, or may not include certain abuse-deterrence claims or clinical trial data that we have sought, and will seek, to include in the product label. If we do not receive regulatory approval to include certain abuse-deterrence claims, or certain clinical data, in our product labels, our ability to successfully commercialize our products may be limited and our financial results may be adversely impacted. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products and addition of warnings or other statements on the product label. The FDA is likely to require us to perform lengthy Phase 4 post-approval clinical efficacy or safety trials. As part of the FDA’s approval of Xtampza, the FDA identified a number of studies that we will have to conduct, including required pediatric assessments and the post-marketing studies that have been required for other ER/LA opioid analgesics to estimate the serious risks of misuse, abuse, addiction, overdose, and death associated with long-term use of these medications for the management of chronic pain. The FDA will also require studies specific to Xtampza, including: (i) an epidemiologic study to evaluate whether the abuse-deterrent properties of Xtampza actually result in a significant and meaningful decrease in misuse and abuse, and their consequences with respect to addiction, overdose, and death; (ii) several long-term animal studies to evaluate the mixture of beeswax, carnauba wax, and myristic acid that is representative of Xtampza’s composition; (iii) a study to characterize the levels of lead in Xtampza to inform a proposed release specification to adequately control levels of lead; and (iv) an evaluation of the beeswax employed in Xtampza’s composition for potential residual levels of contaminants. The FDA also requires us to participate, with other manufacturers of ER/LA opioid analgesics, in a clinical trial of at least a year in length that would assess the known serious risk of hyperalgesia, or increased sensitivity to pain, with ER/LA opioid analgesics and the development of tolerance following use of these medications. The FDA may also impose additional post-marketing requirements, which will be very expensive to satisfy.

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

Failure to comply with ongoing governmental regulations for marketing any product, including Xtampza, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.

Advertising and promotion of any product that obtains approval in the United States, including Xtampza, will be heavily scrutinized by, among others, the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of Xtampza, and any product for which we receive final regulatory approval, for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Additionally, advertising and promotion of any product that obtains approval outside the United States will be heavily scrutinized by foreign regulatory authorities.

In the United States, engaging in off-label promotion of Xtampza, or any products, can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increased focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our products, we could become subject to significant liability, which could materially adversely affect our business and financial condition.

In addition, later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing the full commercial potential of Xtampza and our product candidates:

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

In addition, controlled substances are also subject to regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, recordkeeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of Xtampza and product candidates that include controlled substances. The DEA and some states conduct periodic inspections of registered establishments that handle controlled substances.

Failure to obtain and maintain required registrations or to comply with any applicable regulations could delay or preclude us from developing and commercializing Xtampza and product candidates that contain controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of products containing controlled substances.

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

Other than Xtampza, all of our product candidates are in preclinical and clinical development. Clinical trials are time-consuming, expensive and difficult to design and implement, in part because they are subject to rigorous requirements and their outcomes are inherently uncertain. Clinical testing may take many years to complete, and failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as being safe and effective. We could encounter problems that halt our clinical trials or require us to repeat such clinical trials. If patients participating in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we or the FDA believe that patients are being exposed to unacceptable health risks, such clinical trials may be suspended or terminated. Suspensions, termination or the need to repeat a clinical trial can occur at any stage.

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

Any of these delays or additional requirements could cause our product candidates to not be approved, or if approved, significantly impact the timing of commercialization and significantly increase our overall costs of drug development.

Because the results of preclinical studies and early-stage clinical trials are not necessarily predictive of future results, any product candidate we advance into additional clinical trials may not continue to have favorable results or receive regulatory approval.

Other than Onsolis, all of our product candidates are in preclinical or early-stage clinical development. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Many companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after positive results in earlier clinical trials. Despite preliminary preclinical studies for our other extended-release, abuse deterrent product candidates, including hydrocodone and oxymorphone for pain, and methylphenidate for the treatment of ADHD, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety or otherwise provide adequate information to result in regulatory approval to market any of our product candidates in any particular jurisdiction. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be compromised.

Conducting clinical trials of Xtampza and our product candidates and any commercial sales of Xtampza and/or product candidates may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.

We currently carry product liability insurance with coverage up to approximately $10 million. Product liability claims may be brought against us by patients enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product or product candidates that we may develop;
•	termination of clinical trial sites or entire trial programs;

•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations;
•	the inability to commercialize any products that we may develop; and
•	an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage.

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

If we or others identify undesirable adverse events associated with Xtampza or any product candidate for which we receive final regulatory approval, a number of potentially significant negative consequences could result, including:

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing or commercializing Xtampza or our product candidates, products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing Xtampza or our product candidates or force us to cease some of our business operations.

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

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change.

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

In addition to seeking patents for some of our technology, products and product candidates, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor, or those to whom they communicate with, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed or independently developed, our competitive position would be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and sell their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents or our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including potential competitors. These employees typically executed proprietary rights, non-disclosure and non-competition agreements in connection with their previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs, damage our reputation and be a distraction to management.

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

Although our executive officers have experience marketing pharmaceutical products, we currently have limited sales, marketing or distribution capabilities. Our sales and marketing team has worked together for only a limited period of time. We cannot guarantee that we will be successful in marketing Xtampza or any of our product candidates which may be approved for marketing. In addition, we will have to compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate material product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our product candidates in the United States include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe Xtampza and our product candidates;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

If we are not successful in recruiting and retaining sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate strategic alliances with marketing collaborators, agreements with contract sales organizations or collaboration arrangements, we will have difficulty commercializing Xtampza or our product candidates. To the extent we commercialize Xtampza or our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties.

If physicians, patients, healthcare payors and the medical community do not accept and use Xtampza or our product candidates, we will not achieve sufficient product revenues and our business will suffer.

Physicians, patients, healthcare payors and the medical community may not accept and use Xtampza or any of our product candidates, for which we receive final regulatory approval. Acceptance and use of Xtampza and any product candidates for which we receive final regulatory approval will depend on a number of factors including:

•	the timing of market introduction of Xtampza and the product candidates as well as competitive products;
•	approved indications, warnings and precautions language that may be less desirable than anticipated;
•

perceptions by members of the healthcare community, including physicians, about the safety and efficacy of Xtampza and our product candidates, and, in particular, the relevance and efficacy of our abuse deterrent technology in reducing potential risks of unintended use;

•	perceptions by physicians regarding the cost benefit of Xtampza and our product candidates in reducing potential risks of unintended use;
•	published studies demonstrating the cost-effectiveness of Xtampza and our product candidates relative to competing products;
•	the potential and perceived advantages of Xtampza and our product candidates over alternative treatments;
•	the convenience and ease of administration to patients of Xtampza and our product candidates;
•	actual and perceived availability of coverage and reimbursement for Xtampza and our product candidates from government or other third-party payors;
•	any negative publicity related to our or our competitors’ products that include the same active ingredient as Xtampza and our product candidates;
•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;
•	our ability to implement a REMS; and
•	effectiveness of marketing and distribution efforts by us and any licensees and distributors.

If Xtampza or our product candidates for which we receive final regulatory approval, fail to achieve an adequate level of acceptance by physicians, healthcare payors, patients or the medical community, we will not be able to generate significant revenue, and we may not become or remain profitable. Because we expect to rely on sales generated by Xtampza for substantially all of our revenues for the foreseeable future, the failure of Xtampza to find market acceptance would harm our business prospects.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize Xtampza and our product candidates and may reduce the prices we are able to obtain for our products.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell Xtampza or any product candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has also been a topic of  concern in the U.S. government.  There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or orphan drugs or pharmaceutical products generally.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. A significant number of provisions are not yet, or have only recently become, effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. Finally, there are ongoing efforts to modify or eliminate the ACA. It is unknown what form any such modifications or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In addition, state pharmacy laws may permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents, or may permit pharmacists and pharmacy benefit managers to seek prescriber authorization to substitute generics in place of Xtampza or our product candidates, which could significantly diminish demand for them and significantly impact our ability to successfully commercialize our products and generate revenues.

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

Our ability to commercialize any product successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory efforts to combat abuse, could decrease the potential market for Xtampza and our product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies and guidelines that seek to limit the availability or use of opioids. Such efforts may inhibit our ability to commercialize Xtampza and our product candidates.

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

Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product candidates. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Scientific Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Scientific Advisory Board met to address these issues on March 1, 2016. The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. Also as part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a new Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings.  The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time. Many of these changes and others could cause us to expend additional resources in developing and commercializing Xtampza and our product candidates to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our product candidates and cause our product candidates to be less commercially successful.

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

Risks Related to Our Dependence on Third Parties

If the third party manufacturer of Xtampza fails to devote sufficient time and resources to Xtampza, or its performance is substandard, our costs may be higher than expected and could have a material adverse effect on our business.

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources and expertise to manufacture and test, on a commercial scale, the technical performance of Xtampza and our product candidates. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and one contract manufacturer for Xtampza and each product candidate,  as well as other vendors to formulate, test, supply, store and distribute Xtampza and our product candidates for our clinical trials and FDA registration, and we control only certain aspects of their activities. Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources.

Our reliance on a limited number of vendors and, in particular, Patheon, as our single manufacturer for Xtampza, exposes us to the following risks, any of which could delay FDA approval of our product candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

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

•	our contract manufacturer could default on its agreement with us to meet our requirements for commercial supplies of Xtampza.
•

the use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of Xtampza or any product candidate for which we receive regulatory approval, before we may use the alternative manufacturer to produce commercial supplies.

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

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product and product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

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

We face and will continue to face competition from other companies in the pharmaceutical and medical device industries. Our product candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, Depomed, Egalet, Endo, Mallinckrodt, Pernix, Pfizer, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

Furthermore, if the FDA approves a competitor’s 505(b)(2) application for a drug candidate before our application for a similar drug candidate and grants the competitor a period of exclusivity, the FDA may take the position that it cannot approve our NDA for a similar drug candidate. For example, several competitors have developed extended-release hydrocodone products, and if the FDA grants exclusivity, we could be subject to a delay that would dramatically reduce the expected market penetration for our hydrocodone product candidate. Additionally, even if our 505(b)(2) application is approved for marketing, we may still be subject to competition from other hydrocodone products, including approved products or other approved 505(b)(2) NDAs for different conditions of use that would not be restricted by any grant of exclusivity to us.

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

The widespread acceptance of currently available therapies with which our product and product candidates, if approved, compete may limit market acceptance of our product and product candidates even if commercialized. Oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our product and product candidates, if approved, and the established use of these competitive products may limit the potential for our product and product candidates to receive widespread acceptance if commercialized.

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

These strategies could delay, reduce or eliminate our entry into the market and our ability to generate revenues from our product and product candidates.

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

We have experienced a period of rapid growth. Our management, personnel and systems may not be adequate to support this and future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

•	managing the commercialization of any FDA-approved products;
•	overseeing clinical trials effectively;
•

identifying, recruiting, maintaining, motivating and integrating additional employees, including any sales and marketing personnel engaged in connection with the commercialization of any approved product;

•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•	improving our managerial, development, operational and financial systems and procedures; and
•	developing our compliance infrastructure and processes to ensure compliance with regulations applicable to public companies.

As our operations expand, we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to commercialize our product and product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies, that could have a material adverse effect on our operating results, dilute our shareholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of assets, including preclinical, clinical or commercial stage products or product candidates, businesses or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We have limited experience with acquiring other companies, products or product candidates, and limited experience with forming strategic alliances and collaborations. We may not find suitable acquisition candidates, and if we make an acquisition, we may not integrate the acquisition successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliance or collaborators or identify other investment opportunities, and we may experience losses related to any such investments.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. We maintain insurance for environmental liability or toxic tort claims, but we may not continue to maintain such insurance in the future, and such insurance, to the extent maintained, may not be adequate to cover liabilities that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of approximately 6.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

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

As of December 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our voting stock, including shares subject to outstanding options and warrants. As a result, if these shareholders were to choose to act together, they would be able to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock. Such concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and/or the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.

In addition, persons associated with Longitude Capital Partners, LLC, Skyline Venture Partners V, L.P., and TPG Biotechnology Partners IV, L.P. currently serve on our board of directors. The interests of Longitude Capital Partners, LLC, Skyline Venture Partners V, L.P., and TPG Biotechnology Partners IV, L.P. may not always coincide with the interests of the other shareholders, and the concentration of control in Longitude Capital Partners, LLC, Skyline Venture Partners V, L.P., and TPG Biotechnology Partners IV, L.P. limits other shareholders’ ability to influence corporate matters. We may also take actions that our other shareholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause a decline in our stock price.

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

These provisions also could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, these provisions make it more difficult for our shareholders to remove our board of directors or management or elect new directors to our board of directors.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. Commencing with our annual report on Form 10-K for the year ended December 31, 2016, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

In addition, as of December 31, 2016, there were (a) outstanding options to purchase an aggregate of 2,326,801 shares of our common stock at a weighted average exercise price of $13.07 per share, of which options to purchase 556,040 shares of our common stock were then exercisable, and (b) 2,445 shares of common stock issuable upon the exercise of warrants to purchase common stock at a weighted-average exercise price of $12.27 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

We have broad discretion in the use of our cash and cash equivalents, and investors must rely on the judgment of our management regarding the use of our cash and cash equivalents. Our management may not use cash and cash equivalents in ways that ultimately increase the value of our common stock. Our failure to use our cash and cash equivalents effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the commercialization or development of our product and product candidates.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters are located in Canton, Massachusetts, where we lease 19,335 square feet of office space (including chemistry and pilot/formulation laboratories) under a lease agreement that was amended in March 2015. The lease term terminates on the date that is five years following August 2015, which is the date that the landlord delivered the expansion space with certain improvements substantially completed. The lease term may be extended for an additional five-year term at our election.

We believe that our existing facility is adequate for our current and expected future needs. We may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

Item 3.  Legal Proceedings

We filed the NDA for Xtampza as a 505(b)(2) application, which allows us to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), in this case OxyContin OP. The 505(b)(2) process requires that we certify to the FDA and notify Purdue, as the holder of the NDA and any other Orange Book-listed patent owners, that we do not infringe any of the patents listed for OxyContin OP in the Orange Book, or that the patents are invalid. We made such certification and provided such notice on February 11, 2015 and such certification documented why Xtampza does not infringe any of the 11 Orange Book listed patents for OxyContin OP, five of which have been invalidated in court proceedings. Under the Hatch-Waxman Act of 1984, Purdue had the option to sue us for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

Purdue exercised its option and elected to sue us for infringement in the District of Delaware on March 24, 2015 asserting infringement of three of Purdue’s Orange Book-listed patents (Patent Nos. 7,674,799, 7,674,800, and 7,683,072) and a non-Orange Book-listed patent (Patent No. 8,652,497), and accordingly, received a 30-month stay of FDA approval.

The Delaware court transferred the case to the District of Massachusetts. After we filed a partial motion for judgment on the pleadings relating to the Orange Book-listed patents, the District Court of Massachusetts ordered judgment in our favor on those three patents, and dismissed the claims asserting infringement of those patents with prejudice. Upon dismissal of those claims, the 30-month stay of FDA approval was lifted. As a result, we were able to obtain final approval for Xtampza ER and launch the product commercially.

In November 2015, Purdue filed a follow-on suit asserting infringement of another patent, Patent No. 9,073,933, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. In June 2016, Purdue filed another follow-on suit asserting infringement of another non-Orange Book listed patent, Patent No. 9,155,717. These suits were consolidated by the District of Massachusetts into the original action where Purdue’s infringement claim relating to the ’497 patent remains pending. Purdue continues to assert infringement of these three patents against us, none of which is associated with any stay of FDA approval. All of Purdue’s pending patents claims against us are now consolidated into the action pending before the District of Massachusetts. Purdue has made a demand for monetary relief but has not quantified their alleged damages. Purdue has also requested a judgment of infringement and an injunction on the sale of our products accused of infringement. We have denied all claims and seek a judgment that the patents are invalid and/or not infringed by us; we are also seeking a judgment that the case is exceptional, with an award to us of our fees for defending the case.

The parties are in the early stages of fact discovery. Written discovery has commenced with depositions expected to commence during the first half of 2017. The parties are also in the claims construction stage of the patent litigation. The parties have briefed their proposed constructions and are scheduled to argue their positions in front of the Court in the second quarter of 2017. We have also filed a fully dispositive motion for summary judgment that the asserted claims of the ’933, ’497, and ’717 patents are invalid and not infringed. We are not able to predict with certainty when the Court will decide our motion. No trial date has been scheduled.

We are, and plan to continue, defending this case vigorously. At this stage, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

From time to time, we may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimated, we will accrue a liability for the estimated loss.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “COLL” since May 7, 2015. Prior to May 7, 2015, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on NASDAQ:

Year Ended December 31, 2016	High	Low
First quarter	$28.47	$13.80
Second quarter	$20.03	$11.55
Third quarter	$20.25	$8.24
Fourth quarter	$20.55	$13.81

Year Ended December 31, 2015	High	Low
Second quarter (from May 7, 2015)	$20.62	$11.92
Third quarter	$24.88	$12.58
Fourth quarter	$30.58	$15.51

Holders

As of March 1, 2017, there were 45 holders of record of our common stock. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 7, 2015, the date on which our common stock first began trading on the NASDAQ Global Select Market, of the total cumulative shareholder return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2016. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends, however no dividends have been declared on our common stock to date.

		December 31,	December 31,
$100 investment in stock or index	May 7, 2015	2015	2016
Collegium Pharmaceutical, Inc. (COLL)	$100.00	$223.76	$126.69
NASDAQ Composite Index (IXIC)	$100.00	$101.48	$109.84
NASDAQ Biotechnology Index (NBI)	$100.00	$99.51	$79.90

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-203208) that was declared effective by the SEC on May 6, 2015, which registered an aggregate of 6,670,000 shares of our common stock. On May 12, 2015, 6,670,000 shares of common stock were sold on our behalf at an IPO price of $12.00 per share, including 870,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price, for aggregate gross proceeds to us of $74.4 million. As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering have been sold prior to termination. Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers. Wells Fargo Securities, LLC acted as lead manager and Needham & Company, LLC acted as co-manager in the offering.

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

In January 2016, we issued and sold in a public offering an aggregate of 2,750,000 shares of its common stock at $20.00 per share. We received net proceeds from this public offering of approximately $51.2 million, after deduction of underwriting discounts and commissions and expenses payable by us.

In October 2016, we issued and sold in a public offering an aggregate of 5,750,000 shares of its common stock at $16.00 per share, including 750,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price. We received net proceeds from this public offering of approximately $86.2 million, after deduction of underwriting discounts and commissions and estimated expenses payable by us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2016.

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

	Years ended December 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Product revenues, net	$1,711	$—	$—
Costs and expenses
Cost of product revenues	213	—	—
Research and development	14,948	7,975	14,959
Selling, general and administrative	80,632	18,932	2,706
Total costs and expenses	95,793	26,907	17,665
Loss from operations	(94,082)	(26,907)	(17,665)
Interest expense, net	94	439	252
Gain on extinguishment of debt	—	(91)	—
Net loss	$(94,176)	$(27,255)	$(17,917)
Basic and diluted net loss per common share(1):	$(3.88)	$(1.48)	$(22.72)
Weighted-average shares used to compute loss per common share(1):	24,262,945	13,542,282	933,997

(1)See Note 3 to our consolidated financial statements included elsewhere in this Form 10-K for an explanation of the method used to calculate net loss per common share attributable to common shareholders, including the method used to calculate the number of shares used in the computation of the per share amount.

	As of December 31,
	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$153,225	$95,697	$1,634
Working capital(1)	132,979	88,451	(5,921)
Total assets	162,017	97,718	5,090
Other long-term liabilities	1,513	4,214	6,914
Total shareholders’ equity (deficit)	134,908	85,072	(89,348)

(1)	Working capital is calculated as current assets minus current liabilities.

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

Overview

We are a specialty pharmaceutical company developing and commercializing next-generation abuse-deterrent products that incorporate our patented DETERx platform technology for the treatment of chronic pain and other diseases. Our first product, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  Certain human abuse potential studies are included in the approved label, as well as data supporting the administration of the product as a sprinkle or administered through feeding tubes.  In June 2016, we announced the commercial launch of Xtampza. In October 2016, we announced the submission of a New Drug Submission to Health Canada seeking marketing approval of Xtampza for the same indication for which we obtained approval from the FDA.

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $2.1 billion in U.S. sales in 2016. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In October 2016, we announced the submission of a Supplemental New Drug Application to the FDA for Xtampza to include comparative oral pharmacokinetic data from a recently completed clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release).

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

In May 2016, we entered into a License and Development Agreement with BioDelivery Science International, Inc. which grants us an exclusive license to make, use, sell, offer for sale, import, develop and commercialize Onsolis in the United States.  We plan to commercialize Onsolis upon receipt of FDA approval of a Prior Approval Supplement for the manufacturing transfer.  Subject to such approval, we expect to launch Onsolis in the first half of 2018.

Since 2010, when we divested our former subsidiary, Onset Therapeutics, LLC, to PreCision Dermatology, Inc., we have devoted substantially all of our resources to the development of our patented DETERx platform technology, the preclinical and clinical advancement of our product candidates, pre-commercialization activities and the creation and protection of related intellectual property. Since 2011, we have not generated any significant revenue from product sales and we continue to incur significant research, development and other expenses related to our ongoing operations. Prior to our initial public offering of common stock, or IPO, in May 2015, we funded our operations primarily through the private placement of preferred stock, convertible notes and commercial bank debt. Since our IPO, we have funded our operations primarily through the proceeds of public offerings and sale of our equity securities

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. Initially, we are detailing Xtampza to approximately 10,400 physicians who write approximately 60% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 120 sales representatives. In addition, we deploy a separate, focused sales team to detail Xtampza to nursing homes, hospices and other institutions treating large populations of the elderly and other patients who need chronic pain relief and may have difficulty swallowing.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $94.2 million, $27.3 million and $17.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $223.2 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we continue to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase in connection with our ongoing activities as we:

•	expand our sales and marketing efforts for Xtampza, including hiring additional personnel to expand our commercial organization;
•	expand our regulatory and compliance functions;
•	conduct clinical trials of our product candidates;
•	continue scale-up and improvement of our manufacturing processes;
•	continue our research and development efforts;
•	manufacture preclinical study and clinical trial materials;
•	maintain, expand and protect our intellectual property portfolio;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control and technical personnel to conduct our clinical trials;
•	hire additional scientific personnel to support our product development efforts;
•	implement operational, financial and management systems; and
•	hire additional selling, general and administrative personnel to operate as a commercial stage public company.

We believe that our cash and cash equivalents at December 31, 2016, together with expected cash inflows from the commercialization of Xtampza, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2019. In addition, we will seek in the future to fund our operations through additional public or private equity or debt financings or other sources, including from net sales of our products. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects.

Financial Operations Overview

Product Revenues

Product revenue to date has been generated from product sales of Xtampza. Product sales of Xtamzpa are recorded net of estimated chargebacks, rebates, sales incentives and allowance, distribution service fees, as well as estimated product returns.

Cost of Product Revenues

Cost of product revenues include the cost of active pharmaceutical ingredient (API), the cost of producing finished goods that correspond with revenue for the reporting period, as well as certain period costs related to freight, packaging, stability and quality testing.

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

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, and given the early stage of our product candidates, we are unable to estimate with any certainty the costs we will incur and the timelines required for the development of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our research and development has been focused primarily on developing our DETERx platform technology and Xtampza. Accordingly, historically we have not tracked research and development costs by project. In addition, we use our employee and infrastructure resources across multiple research and development projects. We expect to track specific project costs when additional product candidates enter clinical trials in humans.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee‑related costs, including stock‑based compensation and travel expenses for our employees in executive, finance, sales and marketing and administrative functions. Other selling, general and administrative expenses include facility‑related costs and professional fees for directors, accounting and legal services, and expenses associated with obtaining and maintaining patents.

We anticipate that our selling, general and administrative expenses will increase in the future as we increase our administrative headcount to support our continued research and development and potential commercialization of our product candidates, in addition to the potential expansion of commercialization efforts for Xtampza. We also anticipate increased expenses related to audit, legal, regulatory and tax‑related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with being a public company.

Other Expense, Net

Other expense, net consists of interest income and interest expense.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, including the estimates of discounts and to commercial sales of Xtampza, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, tax valuation reserves and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Form 10-K, we believe the following accounting policies to be most critical to the significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our accounting policy for revenue recognition will have a substantial impact on reported results and relies on certain estimates. Revenue for product sales is recognized when there is persuasive evidence of an arrangement, title and risk of loss have passed to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable, and when collectability is reasonably assured.  Product revenue is recorded net of estimated chargebacks, rebates, sales incentives and allowance, distribution service fees, as well as estimated product returns.

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

We have capitalized $1.3 million of inventory as of December 31, 2016. We expect sales of the capitalized units to occur during the next twelve months. We expect costs of product revenues to increase due to the expected increases in net product sales of Xtampza and the fact that we had expensed all manufacturing costs as research and development expense in periods prior to FDA approval of Xtampza. The impact on cost of product revenues as a result of inventory not capitalized prior to FDA approval is immaterial

Impairment of Long‑Lived Assets

Long‑lived assets consist primarily of finite-lived intangible assets and property and equipment. We test long‑lived assets for potential impairment whenever triggering events or circumstances present an indication of impairment. If the sum of expected undiscounted future cash flows of the long‑lived assets is less than the carrying amount of such assets, the long‑lived assets would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that expected future cash flows to be received support the carrying value of our long‑lived assets and, accordingly, have not recognized any impairment losses on long‑lived assets for the years ended December 31, 2016, 2015 and 2014.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees payable to:

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

Stock‑Based Compensation

We account for grants of stock options and restricted stock to employees based on their grant date fair value and recognize compensation expense over the vesting periods. We estimate the fair value of stock options as of the date of grant using the Black‑Scholes option pricing model, and we estimate the fair value of restricted stock awards and restricted stock units based on the fair value of the underlying common stock as determined by our board of directors or the value of the services provided, whichever is more readily determinable. We account for stock options, restricted stock awards and restricted stock units to non‑employees using the fair value approach. Stock options and restricted stock awards to non‑employees are subject to periodic revaluation over their vesting terms.

Stock‑based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight‑line basis, net of estimated forfeitures. We estimate the fair value of stock option grants using the Black‑Scholes option pricing model, which requires the input of subjective assumptions, including (i) the risk‑free interest rate, (ii) the expected volatility of our stock, (iii) the expected term of the award and (iv) the expected dividend yield. The risk‑free interest rates for periods within the expected life of the option are based on the yields of zero‑coupon U.S. Treasury securities. Prior to our IPO, there was no public market for the trading of our common stock. Due to the lack of a public market for the trading of our common stock and a lack of Company‑specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock‑based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock‑based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. The expected term represents the period of time that options are expected to be outstanding. Because there was not enough historical exercise behavior through December 31, 2016, we determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and the vesting period.

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

Net Operating Loss Carryforwards

Utilization of net operating loss, or NOL, and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from a transaction or series of transactions over a three‑year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders. We have not completed a current study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation.

At December 31, 2016, we had U.S. federal NOL carryforwards of $190.9 million which may be available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022.

As of December 31, 2016 and 2015, we have provided a full valuation allowance for deferred tax assets.

Income Taxes

We record uncertain tax positions on the basis of a two‑step process whereby (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the positions and (ii) for those tax positions that meet the more‑likely‑than‑not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. There were no uncertain tax positions as of December 31, 2016, 2015 and 2014.

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

Results of Operations

Comparison of the Years Ended December 31, 2016, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Product revenues, net	$1,711	$—	$—

Cost of product revenues	213	—	—
Research and development	14,948	7,975	14,959
Selling, general and administrative	80,632	18,932	2,706
Other expense, net	94	348	252
Net loss	$(94,176)	$(27,255)	$(17,917)

Comparison of the Years Ended December 31, 2016 and 2015

Product revenues, net were $1.7 million for the year ended December 31, 2016, compared to zero for the year ended December 31, 2015. The $1.7 million increase was due to the commercial launch of Xtampza in June 2016.

Cost of product revenues were $213,000 for the year ended December 31, 2016, compared to zero for the year ended December 31, 2015. The $213,000 increase was due to the commercial launch of Xtampza in June 2016.

Research and development expenses were $14.9 million for the year ended December 31, 2016, compared to $8.0 million for the year ended December 31, 2015. The $6.9 million increase was primarily related to:

•	an increase in clinical trial costs of $5.2 million due to clinical trials with Xtampza and the commencement of clinical trials for our second product candidate;
•	an increase in salaries, wages and benefits of $1.6 million primarily due to headcount, bonuses and stock compensation expense; and
•	an increase in manufacturing and transfer costs of $1.2 million primarily related to the development of a manufacturing process for Onsolis;
•	these increases were partially offset by a decrease in consulting costs of $1.1 million primarily due to the completion of FDA advisory committee preparation in 2015.

Selling, general and administrative expenses were $80.6 million for the year ended December 31, 2016, compared to $18.9 million for the year ended December 31, 2015. The $61.7 million increase was primarily related to:

•

an increase in salaries, wages and benefits of $26.4 million primarily due to an increase from 35 to 206 employees, including the addition of a sales force of approximately 150 employees, and an increase in stock-based compensation expense;

•	an increase in sales and marketing costs of $15.9 million primarily due to preparation for and support of the commercial launch of Xtampza;
•	an increase in commercial costs of $9.0 million primarily due to consultant costs related to analytics and strategies for the commercialization of Xtampza;
•	an increase in Post Marketing Requirement and PDUFA costs required for Xtampza of $7.5 million;
•	an increase in professional fees of $1.2 million primarily due to audit, insurance, accounting, recruiting and board of director fees;
•	an increase in distribution and commercial manufacturing costs of $1.0 million;
•	an increase in legal fees of $600,000 primarily due to costs related to litigation; and
•	an increase in amortization expense of $397,000 associated with the upfront fee for the Onsolis License Agreement.

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

Selling, general and administrative expenses were $18.9 million for the year ended December 31, 2015 compared to $2.7 million for the year ended December 31, 2014. The $16.2 million increase was primarily related to:

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

Liquidity and Capital Resources

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock, public offerings of common stock, convertible notes and commercial bank debt. As of December 31, 2016, we had $153.2 million in cash and cash equivalents.

In January 2016, we issued and sold in a public offering an aggregate of 2,750,000 shares of our common stock at $20.00 per share. We received proceeds from this public offering of approximately $51.2 million, after deduction of underwriting discounts and commissions and expenses payable by us.

In October 2016, we issued and sold in a public offering an aggregate of 5,750,000 shares of our common stock at $16.00 per share, including 750,000 shares of common stock upon the exercise by the underwriters of their option to purchase additional shares at the public offering price. We received net proceeds from this public offering of approximately $86.2 million, after deduction of underwriting discounts and commissions and estimated expenses payable by us.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into 2019. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Cash flows

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(75,053)	$(21,567)	$(17,947)
Net cash used in investing activities	(2,977)	(362)	(8)
Net cash provided by financing activities	135,558	115,992	12,038

Operating activities. Cash used in operating activities was $75.1 million in the year ended December 31, 2016 and $21.6 million in the year ended December 31, 2015. The $53.5 million increase in cash used in operating activities was primarily due to the change in net loss partially offset by changes in the working capital accounts. We expect cash used in operating activities to increase for the foreseeable future as we continue to commercialize Xtampza and fund research, development and clinical activities for additional product candidates.

Cash used in operating activities was $21.6 million in the year ended December 31, 2015 and $17.9 million in the year ended December 31, 2014. The $3.7 million increase in cash used in operating activities was due primarily to the change in net loss partially offset by changes in the working capital accounts.

Investing activities. Cash used in investing activities was $3.0 million in the year ended December 31, 2016 and $362,000 in the year ended December 31, 2015. The increase in cash used in investing activities was primarily due to the payment of the upfront fee for the Onsolis License Agreement.

Cash used in investing activities for the years ended December 31, 2015 and December 31, 2014 was $362,000 and $8,000 respectively, and related to the purchase of property and equipment.

Financing activities. Cash provided by financing activities for the year ended December 31, 2016 primarily represents net proceeds of $137.3 million from the issuance of common stock partially offset by the repayment of term notes of $2.7 million.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the cost of establishing sales, marketing and distribution capabilities for Xtampza and any other products for which we may receive regulatory approval;
•	the generation of reasonable levels of revenue from the sale of Xtampza;
•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•	the timing and costs associated with manufacturing Xtampza and our product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;
•	the number and characteristics of product candidates that we pursue;
•

the cost of patent infringement litigation, including the our litigation with Purdue Pharma, L.P., or Purdue, relating to Xtampza or our product candidates, which may be expensive to defend and delay the commercialization of our product candidates;

•	our need to expand our research and development activities, including our need and ability to hire additional employees;
•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;
•	our need to expand our regulatory and compliance functions; and
•	the effect of competing technological and market developments.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 that will affect our future liquidity:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations (1)	$865	$226	$475	$164	$—
Long term debt (including interest) (2)	4,146	2,667	1,479	—	—
Purchase obligations (3)	12,000	3,000	6,000	3,000	—
Total	$17,011	$5,893	$7,954	$3,164	$—

(1)Operating lease obligations represent future minimum lease payments under our non‑cancelable operating lease in effect as of December 31, 2016, reflecting remaining lease payments for our current facility in Canton, Massachusetts.

(2)Long‑term debt obligations represent future principal and interest payments under our Original Term Loan, as amended as of December 31, 2016.

(3)Purchase obligations represent the minimum purchase obligations of up to $3.0 million under a manufacturing agreement as of December 31, 2016. The disclosed amounts represent the maximum amount that could be payable under the minimum purchase obligations.

Due to the uncertain nature, the table above does not include potential milestone payments or royalties to BDSI for the Onsolis License Agreement. During the term of the License Agreement, milestone payments in the aggregate amount of $21.0 million may become payable by us, subject to the satisfaction of certain commercialization, intellectual property, and net sales milestones, including $4.0 million upon the first commercial sale of the product in the U.S. We will be required to pay royalties in the upper teens based on annual net sales of the product in the U.S. In addition, we are contractually committed to reimburse BDSI up to a maximum of $2.0 million for its out-of-pocket expenses incurred in connection with the manufacturing transfer.

We also have employment agreements with executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good cause. These payments are contingent upon the occurrence of various future events, and the amounts payable under these provisions depend upon the level of compensation at the time of termination of employment, are therefore not calculable at this time, and, as a result, we have not included any such amounts in the table above.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents consisting of cash and money market funds of $153.2 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, begin on page F‑1 of this Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016, the end of our most recent fiscal year.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of the Shareholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Consolidated Financial Statements

See Part II, Item 8 for the Financial Statements required to be included in this Form 10-K.

Consolidated Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger, dated July 10, 2014, by and between Collegium Pharmaceutical, Inc., a Delaware corporation, and Collegium Pharmaceutical, Inc., a Virginia corporation.(1)
3.1†	Second Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc.(2)
3.2†	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.(2)
4.1†	Eighth Amended and Restated Investor Rights Agreement, dated March 6, 2015, by and among Collegium Pharmaceutical, Inc. and certain of its shareholders.(1)
4.2†	Warrant to Purchase Stock, dated October 28, 2010, issued by Collegium Pharmaceutical, Inc. to Comerica Bank.(1)
10.1†	Office Lease Agreement, dated August 28, 2012, by and between 780 Dedham Street Holdings, LLC and Collegium Pharmaceutical, Inc.(1)
10.2†	Loan and Security Agreement, dated August 28, 2012, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.3†	First Amendment to Loan and Security Agreement, dated January 31, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.4†	Assumption and Second Amendment to Loan and Security Agreement, dated August 12, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.5†	Third Amendment to Loan and Security Agreement, dated September 25, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.6†	Fourth Amendment to Loan and Security Agreement, dated October 31, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.7†	Subordination Agreement, dated November 14, 2014, by and among Collegium Pharmaceutical, Inc., Silicon Valley Bank and the creditors named therein.(1)
10.8†	Subordination Agreement, dated December 2, 2014, by and among Collegium Pharmaceutical, Inc., Silicon Valley Bank and the creditors named therein.(1)

10.9+†	Restricted Stock Award Agreement, dated June 13, 2012, by and between Collegium Pharmaceutical, Inc. and Michael T. Heffernan.(1)
10.10+†	Restricted Stock Award Agreement, dated July 18, 2012, by and between Collegium Pharmaceutical, Inc. and Gino Santini.(1)
10.11+†	Restricted Stock Award Agreement, dated March 5, 2014, by and between Collegium Pharmaceutical, Inc. and Gino Santini.(1)
10.12†	Form of Confidentiality and Inventions Agreement.(1)
10.13+†	Offer Letter, dated January 29, 2015, by and between Collegium Pharmaceutical, Inc. and Garen Bohlin.(1)
10.14†	Series D Convertible Preferred Stock Purchase Agreement, dated March 6, 2015, by and among Collegium Pharmaceutical, Inc. and the purchasers thereto.(1)
10.15†	First Amendment to Lease, dated March 24, 2015, by and between Park at 95, LLC (as successor in interest to 780 Dedham Street Holdings, LLC) and Collegium Pharmaceutical, Inc.(1)
10.16+†	2015 Employee Stock Purchase Plan.(3)
10.17+†	Performance Bonus Plan. (4)
10.18(a)+†	Amended and Restated 2014 Stock Incentive Plan. (3)
10.18(b)+†	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.18(c)+†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.18(d)+†	Form of Restricted Stock Award Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.19+†	Restricted Stock Award Agreement, dated April 2, 2015, by and between Collegium Pharmaceutical, Inc. and Michael T. Heffernan. (4)
10.20†	Form of Indemnification Agreement. (4)
10.21+†	Employment Agreement, dated August 4, 2015, by and between Michael Heffernan and Collegium Pharmaceutical, Inc.(5)
10.22+†	Employment Agreement, dated August 4, 2015, by and between Paul Brannelly and Collegium Pharmaceutical, Inc.(5)
10.23+†	Employment Agreement, dated August 4, 2015, by and between Barry S. Duke and Collegium Pharmaceutical, Inc.(6)
10.24†	License and Development Agreement, dated as of May 11, 2016, by and between Collegium Pharmaceutical, Inc. and BioDelivery Systems International, Inc.(7)
21.1	Subsidiaries of Collegium Pharmaceutical, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Convertible Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the Years Ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

†Previously filed.

+Indicates management contract or compensatory plan.

(1)Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-203208) filed with the Commission on April 2, 2015.

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

(7)Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Commission on August 11, 2016.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.
By: /s/ Michael T. Heffernan, R.Ph.
Michael T. Heffernan, R.Ph.
President and Chief Executive Officer
March 10, 2017
Signature	Title	Date

/s/ Michael T. Heffernan, R.Ph. Michael T. Heffernan, R.Ph.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2017
/s/ Paul Brannelly Paul Brannelly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
/s/ Garen G. Bohlin Garen G. Bohlin	Director	March 10, 2017
/s/ John A. Fallon, M.D. John A. Fallon, M.D.	Director	March 10, 2017
/s/ John G. Freund, M.D. John G. Freund, M.D.	Director	March 10, 2017
/s/ David Hirsch, M.D., Ph.D. David Hirsch, M.D., Ph.D.	Director	March 10, 2017
/s/ Eran Nadav, Ph.D. Eran Nadav, Ph.D.	Director	March 10, 2017
/s/ Gino Santini Gino Santini	Director	March 10, 2017
/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated

COLLEGIUM PHARMACEUTICAL, INC.

Index to Consolidated Financial Statements

Audited Financial Statements	Pages
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014	F-5
Consolidated Statements of Convertible Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the Years Ended December 31, 2016, 2015 and 2014	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Collegium Pharmaceutical, Inc.

Canton, Massachusetts

We have audited the accompanying consolidated balance sheet of Collegium Pharmaceutical, Inc. and subsidiary (the "Company") as of December 31, 2016, and the related consolidated statements of operations, convertible redeemable preferred stock and shareholders' equity (deficit), and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collegium Pharmaceutical, Inc. and subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Collegium Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheet of Collegium Pharmaceutical, Inc. (a Virginia Corporation) and subsidiary (the “Company”) as of December 31, 2015, and the related statements of operations, convertible redeemable preferred stock and shareholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collegium Pharmaceutical, Inc. and subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 18, 2016

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$153,225	$95,697
Accounts receivable	2,129	—
Inventory	1,316	—
Prepaid expenses and other current assets	1,905	1,186
Total current assets	158,575	96,883
Property and equipment, net	1,038	738
Intangible assets, net	2,103	—
Restricted cash	97	97
Other long-term assets	204	—
Total assets	$162,017	$97,718
Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$9,106	$3,537
Accrued expenses	8,879	2,228
Deferred revenue	4,944	—
Current portion of term loan payable	2,667	2,667
Total current liabilities	25,596	8,432
Lease incentive obligation	34	68
Term loan payable, long-term	1,479	4,146
Total liabilities	27,109	12,646
Commitments and contingencies (see Note 9)
Shareholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at December 31, 2016 and December 31, 2015; issued and outstanding shares - none at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at December 31, 2016 and December 31, 2015; issued and outstanding shares - 29,364,100 at December 31, 2016 and 20,739,351 at December 31, 2015	29	21
Additional paid-in capital	358,063	214,062
Accumulated deficit	(223,184)	(129,008)
Treasury stock	—	(3)
Total shareholders’ equity	134,908	85,072
Total liabilities and shareholders’ equity	$162,017	$97,718

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2016	2015	2014
Product revenues, net	$1,711	$—	$—
Costs and expenses
Cost of product revenues	213	—	—
Research and development	14,948	7,975	14,959
Selling, general and administrative	80,632	18,932	2,706
Total costs and expenses	95,793	26,907	17,665
Loss from operations	(94,082)	(26,907)	(17,665)
Other expense (income)
Interest expense, net	94	439	252
Gain on extinguishment of debt	—	(91)	—
Total other expense, net	94	348	252
Net loss	$(94,176)	$(27,255)	$(17,917)

Loss per share - basic and diluted	$(3.88)	$(1.48)	$(22.72)
Weighted-average shares - basic and diluted	24,262,945	13,542,282	933,997

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible							Total
	Redeemable		Redeemable		Redeemable		Redeemable				Additional	Treasury		Shareholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid- In	Stock,	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	at cost	Deficit	(Deficit)
Balance at December 31, 2013	9,232,334	$12,277	27,324,237	$49,376	8,658,008	$12,154	—	$—	962,960	$1	$12,313	$(3)	$(80,536)	$(68,225)
Exercise of common stock options	—	—	—	—	—	—	—	—	32,390	—	72	—	—	72
Issuance of restricted stock awards to employees	—	—	—	—	—	—	—	—	10,869	—	—	—	—	—
Accruals of dividends and accretion to redemption value	—	504	—	1,836	—	960	—	—	—	—	—	—	(3,300)	(3,300)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	22	—	—	22
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,917)	(17,917)
Balance at December 31, 2014	9,232,334	12,781	27,324,237	51,212	8,658,008	13,114	—	—	1,006,219	1	12,407	(3)	(101,753)	(89,348)
Exercise of common stock options	—	—	—	—	—	—	—	—	173,251	—	517	—	—	517
Exercise of warrants	—	—	—	—	—	—	—	—	16,062	—	6	—	—	6
Issuance of restricted stock awards to employees	—	—	—	—	—	—	—	—	194,694	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	—	—	—	—	—	—	37,500,000	44,807	—	—	—	—	—	—
Conversion of notes to Series D convertible redeemable preferred stock	—	—	—	—	—	—	4,166,667	5,000	—	—	—	—	—	—
Extinguishment of prior preferred stock dividends	—	(3,733)	—	(23,341)	—	(4,110)	—	—	—	—	31,184	—	—	31,184
Accruals of dividends and accretion to redemption value	—	2,297	—	18,034	—	2,996	—	1,245	—	—	(24,572)	—	—	(24,572)
Conversion of preferred stock to common stock	(9,232,334)	(11,345)	(27,324,237)	(45,905)	(8,658,008)	(12,000)	(41,666,667)	(50,000)	12,591,463	13	119,237	—	—	119,250
Initial Public Offering, net of issuance costs of $2,408	—	—	—	—	—	—	—	—	6,670,000	7	72,022	—	—	72,029
Issuance of common stock in payment of Series D accrued dividends	—	—	—	—	—	—	—	(1,052)	87,662	—	1,052	—	—	1,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,209	—	—	2,209
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,255)	(27,255)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	20,739,351	21	214,062	(3)	(129,008)	85,072
Exercise of common stock options	—	—	—	—	—	—	—	—	81,831	—	443	—	—	443
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	42,918	—	442	—	—	442
Public offerings of common stock, net of issuance costs of $845	—	—	—	—	—	—	—	—	8,500,000	8	137,332	—	—	137,340
Retirement of treasury stock									—	—	(3)	3	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,787	—	—	5,787
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(94,176)	(94,176)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	29,364,100	$29	$358,063	$—	$(223,184)	$134,908

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
Operating activities	2016	2015	2014
Net loss	$(94,176)	$(27,255)	$(17,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655	171	187
Lease incentive	(34)	(34)	(34)
Stock-based compensation expense	5,787	2,209	22
Non cash interest expense	—	6	7
Change in fair value of derivative liability	—	—	7
Changes in operating assets and liabilities:
Accounts receivable	(2,129)	—	—
Inventories	(1,316)	—	—
Prepaid expenses and other assets	(923)	(659)	183
Refundable PDUFA fee	—	2,335	(2,335)
Accounts payable	5,569	1,298	990
Accrued expenses	6,570	362	943
Deferred revenue	4,944	—	—
Net cash used in operating activities	(75,053)	(21,567)	(17,947)
Investing activities
Purchase of intangible assets	(2,500)	—	—
Purchases of property and equipment	(477)	(362)	(8)
Net cash used in investing activities	(2,977)	(362)	(8)
Financing activities
Proceeds from issuance of convertible bridge note	—	—	5,000
Proceeds from issuances of common stock from public offerings, net of issuance costs of $845 and $2,408	137,340	72,029	—
Proceeds from issuances of common stock from employee stock purchase plans	442	—	—
Proceeds from notes payable, net of original note payoff	—	—	7,056
Proceeds from issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	—	44,807	—
Repayment of term note	(2,667)	(1,286)	(28)
Repayment of lease note payable	—	(59)	(62)
Restricted cash	—	(16)	—
Proceeds from the exercise of stock options	443	517	72
Net cash provided by financing activities	135,558	115,992	12,038

Net increase (decrease) in cash and cash equivalents	57,528	94,063	(5,917)
Cash and cash equivalents at beginning of period	95,697	1,634	7,551
Cash and cash equivalents at end of period	$153,225	$95,697	$1,634

Supplemental disclosure of cash flow information
Cash paid for interest	$284	$353	$181

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accrued expenses	$81	$—	$—
Preferred stock conversion to common stock	$—	$120,302	$—
Extinguishment of preferred stock	$—	$31,184	$—
Accruals of dividends and accretion to redemption value	$—	$24,572	$3,300
Conversion of bridge note to preferred stock	$—	$5,000	$—
Repayment of term note with proceeds of notes payable	$—	$—	$944

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

In April 2015, in connection with preparing for the IPO, the Company’s board of directors and shareholders approved a one‑for‑6.9 reverse split of the Company’s common stock. All common stock share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse split of the Company’s common stock, including reclassifying an amount equal to the reduction in par value to additional paid‑in capital.

In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock and accrued dividends automatically converted to common stock in May 2015, resulting in an additional 12,591,463 shares of common stock of the Company becoming outstanding. The significant increase in common stock outstanding in May 2015 impacted the year-over-year comparability of the Company’s net loss per share calculations.

In January 2016, the Company issued and sold in a public offering an aggregate of 2,750,000 shares of its common stock at $20.00 per share. The Company received net proceeds from this public offering of approximately $51,174, after deduction of underwriting discounts and commissions and expenses payable by the Company.

In October 2016, the Company issued and sold in a public offering an aggregate of 5,750,000 shares of its common stock at $16.00 per share. The Company received net proceeds from this public offering of approximately $86,166, after deduction of underwriting discounts and commissions and expenses payable by the Company.

Basis of Accounting

The consolidated financial statements include the accounts of Collegium Pharmaceutical, Inc. (a Virginia corporation) as well as the accounts of Collegium Securities Corp. (a Massachusetts corporation), incorporated in December 2015, a wholly-owned subsidiary requiring consolidation, and are prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception, and as of December 31, 2016 and December 31, 2015, had an accumulated deficit of $223,184 and $129,008, respectively. The Company expects to continue to incur net losses in the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company believes that its cash and cash equivalents at December 31, 2016, together with expected cash inflows from the commercialization of Xtampza will enable the Company to fund its operating expenses, debt service and capital expenditure requirements into 2019. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on the Company’s operations and future prospects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, including the estimates of units prescribed, discounts and allowances related to commercial sales of Xtampza, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, tax valuation reserves and accrued expenses. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Fair Value Measurements

Disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for financial instruments with respect to which it is practicable to estimate that value. The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, accounts payable, term loan payable and accrued liabilities approximate their respective fair values because of the relative short‑term nature of these accounts.

Fair value measurements and disclosures describe the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

Level 1: Quoted prices in (unadjusted) active markets for identical assets or liabilities

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2016 and 2015.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at December 31, 2016 and 2015.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Money market funds, included in cash equivalents	$125,515	$125,515	$—	$—

December 31, 2015
Money market funds, included in cash equivalents	$94,912	$94,912	$—	$—

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Three customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2016. These customers comprised 44%, 27% and 21% of the accounts receivable balance, respectively. Three customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2016. These customers comprised 35%, 28% and 27% of revenue, respectively. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held. The Company has no financial instruments with off‑balance sheet risk of loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis. As of December 31, 2016 and 2015, the carrying amount of cash equivalents was $125,515 and $94,912, respectively, which approximates fair value and was determined based upon Level 1 inputs. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory costs consist of costs related to the manufacturing of Xtampza, which are primarily the costs of contract manufacturing. The Company determines the cost of its inventories on a specific identification basis, and removes amounts from inventories on a first-in, first-out basis. If the Company identifies excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand for the foreseeable future and the expected shelf-life of the inventory components. Estimates of excess inventory consider various factors, including inventory levels, the level of product in the distribution channel, the Company’s projected sales of the product, as well as the remaining shelf lives of the product. The Company recorded such adjustments of $100 in the year ended December 31, 2016, which were recorded as a component of cost of product revenues. Inventories that are not expected to be used within one year are recorded as a non-current asset.

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

The Company has capitalized $1,316 of inventory as of December 31, 2016. The Company expects sales of the capitalized units to occur during the next twelve months. The Company expects costs of product revenues to increase due to the expected increases in net product sales of Xtampza and the fact that the Company had expensed all manufacturing costs as research and development expense in periods prior to FDA approval of Xtampza. The impact on cost of product revenues as a result of inventory not capitalized prior to FDA approval is immaterial.

Property and Equipment

Property and equipment are recorded at historical cost. Maintenance and repair costs are expensed as incurred. Costs which materially improve or extend the lives of existing assets are capitalized. The Company provides for depreciation and amortization using the straight‑line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life
Machinery and equipment	5	years
Computers and office equipment	3 - 5	years
Furniture and fixtures	7	years
Leasehold improvements	Lesser of remaining lease term and estimated useful life

Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the statements of operations.

Intangible Assets

Intangible assets that are deemed to have a definite life are amortized over their useful lives and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (See Note 7). Amortization of intangible assets is recognized on a straight-line basis and the useful life of the Company’s only intangible asset is approximately 3.7 years.

Restricted Cash

Restricted cash represents cash held in a depository account at a financial institution to collateralize a conditional stand‑by letter of credit related to the Company’s Canton, Massachusetts facility lease agreement. Restricted cash is reported as non‑current unless the restrictions are expected to be released in the next twelve months.

Revenue Recognition

Revenue for product sales is recognized when there is persuasive evidence of an arrangement, title and risk of loss have passed to the customer, when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable, and when collectability is reasonably assured. Product revenue is recorded net of estimated chargebacks, rebates, sales incentives and allowance, distribution service fees, as well as estimated product returns.

The Company sells Xtampza in the United States principally to distributors and retailers (“customers”), which in turn sell the product to healthcare providers for the treatment of patients. The Company provides the right of return to its customers for unopened product for a limited time before and after its expiration date. Given the Company’s limited sales history for Xtampza and the inherent uncertainties in estimating product returns, the Company has determined that the shipments of Xtampza made to its customers thus far do not meet the criteria for revenue recognition at the time of shipment. Accordingly, the Company recognizes revenue when the product is sold-through to patients, provided all other revenue recognition criteria are met. The Company invoices its customers upon shipment of Xtampza and records accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price, less any realized adjustments to the gross invoice price. The Company then recognizes revenue when Xtampza is sold-through, or when product is prescribed directly to the patient at which time the right of return has expired. Healthcare providers to whom distributors sell Xtampza hold limited inventory that is designated for patients, thereby limiting the risk of return.

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

Patent Costs

Costs related to filing and pursuing patent applications are recorded as selling, general and administrative expense as incurred since the recoverability of such expenditures is uncertain.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $16,328 in the year ended December 31, 2016. Advertising and product promotion costs are expensed as incurred.

Stock‑Based Compensation

The Company accounts for grants of stock options, restricted stock awards and restricted stock units to employees, including members of the board of directors, based on their grant date fair value and recognizes compensation expense over their vesting period. The Company estimates the fair value of stock options as of the date of grant using the Black‑Scholes option pricing model and restricted stock awards and restricted stock units based on the fair value of the underlying common stock as determined by management or the value of the services provided, whichever is more readily determinable.

Stock‑based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight‑line basis, net of estimated forfeitures. The expense is adjusted for actual forfeitures as they occur.

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

The Company accounts for stock options and restricted stock awards to non‑employees using the fair value approach. Stock options and restricted stock awards to non‑employees are subject to periodic revaluation over their vesting terms. There were no non-employee grants in 2016 and there was one non-employee grant in 2015.

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

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax‑planning strategies and the absence of carryback available from results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future, in excess of its net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two‑step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to uncertain tax positions within income tax expense. Any accrued interest and penalties will be included within the related tax liability. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common shareholders by the weighted‑average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted‑average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants, redeemable convertible preferred stock and unvested restricted stock are considered potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2016, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which has been codified with the Accounting Standards Codification as Topic 606, is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. The Company anticipates that this standard will have a material impact on its consolidated financial statements with respect to inventory and deferred revenues and is continuing to assess all potential impacts of the standard, including evaluating the impact of each potential method of adoption on the Company’s consolidated financial statements and the impact to the pattern with which the Company will recognize revenue.

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014‑15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014‑15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The Company adopted this standard during the three months ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory, except for inventory measured using the last-in, first-out method or the retail inventory method. The guidance allows an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied prospectively with earlier adoption permitted. The Company adopted ASU 2015-11 during the three months ended June 30, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated balance sheets or statements of operations for the year ended and as of December 31, 2016.

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation – Stock Compensation (Topic 718 Improvements to Employee Share-Based Payment Accounting). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods; however, early adoption is permitted. The Company has early adopted ASU 2016-09 for its year ended December 31, 2016. The adoption of ASU 2016-09 did not have a material impact on the Company’s effective tax rate.  In addition, the Company no longer calculates an estimate of expected forfeitures and began recongizing forfeitures as they occur. The recognition of forfeitures, as well as the cumulative-effect decrease to retained earnings with the offset to increase additional paid-in capital recognized upon adoption did not have a material impact on the Company’s consolidated balance sheets, statement of operations or cash flows for the year ended and as of December 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements.

3. NET LOSS PER COMMON SHARE

For the twelve months ended December 31, 2016, 2015 and 2014, these securities were anti‑dilutive due to the net losses in those periods and, therefore, the number of shares used to compute basic and diluted earnings per share are the same for of those periods.

The following table presents the computations of basic and dilutive net loss per share:

	Years ended December 31,
	2016	2015	2014
Net loss	$(94,176)	$(27,255)	$(17,917)
Extinguishment of preferred stock - see Note 12	—	31,806	—
Accretion and dividends of prior preferred stock - See Note 12	—	(23,327)	(3,300)
Accretion and dividends of Series D preferred stock	—	(1,245)	—
Loss attributable to common shareholders — basic and diluted	$(94,176)	$(20,021)	$(21,217)
Weighted-average number of common shares used in net loss per share - basic and diluted	24,262,945	13,542,282	933,997
Loss per share - basic and diluted	$(3.88)	$(1.48)	$(22.72)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted‑average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	Years ended December 31,
	2016	2015	2014
Outstanding stock options	2,326,801	1,452,149	281,029
Warrants	2,445	2,445	18,809
Redeemable convertible preferred stock	—	—	6,552,820
Unvested restricted stock	82,512	75,718	15,387
Restricted stock units	41,741	—	—

4. INVENTORY

Inventory consisted of the following:

As of December 31, 2016
Raw materials	$294
Work in process	67
Finished goods	955
Total inventory	$1,316

During the year ended December 31, 2016, the Company incurred aggregate charges of $100 related to excess inventory. These expenses were recorded as a component of cost of product revenues.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2016	2015
Prepaid regulatory fees	$512	$—
Prepaid development costs	485	—
Prepaid insurance	328	420
Other current assets	304	205
Other prepaid expenses	276	208
Deferred financing costs	—	353
Prepaid expenses and other current assets	$1,905	$1,186

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2016	2015
Machinery and equipment	$863	$755
Leasehold improvements	700	678
Computers and office equipment	590	262
Furniture and fixtures	117	117
Construction-in-process	100	—
Total property and equipment	2,370	1,812
Less: accumulated deprecation	(1,332)	(1,074)
Property and equipment, net	$1,038	$738

Depreciation expense related to property and equipment amounted to $258, $171 and $187 for the years ended December 31, 2016, 2015 and 2014, respectively.

7. INTANGIBLE ASSETS

In May 2016, the Company entered into an agreement with BioDelivery Sciences International, Inc. (“BDSI”) to license the rights to develop, manufacture, and commercialize Onsolis® (fentanyl buccal soluble film), or Onsolis, in the United States.  Onsolis is a Transmucosal Immediate-Release Fentanyl (“TIRF”) film indicated for the management of breakthrough pain in certain cancer patients. The Company expects to launch the product after the completion of the transfer of manufacturing and required submission to the FDA of a Prior Approval Supplement. Subject to FDA approval of the Prior Approval Supplement, the Company expects to launch Onsolis during the second half of 2017. In addition, during the term of the License Agreement, milestone payments in the aggregate amount of $21,000 may become payable by the Company subject to the satisfaction of certain commercialization, intellectual property, and net sales milestones, including $4,000 upon the first commercial sale of the product in the U.S. Finally, the Company will be required to pay royalties in the upper teens based on annual net sales of the product in the U.S.  As of December 31, 2016, the Company has not satisfied the criteria of any milestones or royalties payable under the License Agreement and has not recognized any liabilities for such milestones or royalties payable in its consolidated financial statements.

The Company made an upfront payment of $2,500 and is contractually committed to reimburse BDSI up to a maximum of $2,000 for its out-of-pocket expenses incurred in connection with the manufacturing transfer. The Company recorded the upfront payment as an intangible asset on the Consolidated Balance Sheet and will amortize it on a straight-line basis over the remaining patent life, a period of approximately 3.7 years. During the year ended December 31, 2016, the Company recognized amortization of expense of $397 related to the Onsolis intangible asset, which also represents the accumulated amortization to date. As of December 31, 2016, the remaining amortization period is approximately 3.1 years and estimated remaining amortization for 2017, 2018, 2019 and 2020 is expected to be $682, $682, $682, $57.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2016	2015
Accrued bonuses	$2,210	$1,474
Accrued incentive compensation	1,160	—
Accrued development costs	2,485	80
Accrued payroll and related benefits	1,217	93
Accrued sales and marketing	801	157
Accrued other operating costs	572	186
Accrued audit and legal	416	209
Accrued interest	18	29
Total accrued expenses	$8,879	$2,228

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

The Company’s NDA filing for Xtampza is a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the ‘‘Orange Book’’), in this case OxyContin OP. In connection with the 505(b)(2) process, the Company certified to the FDA and notified Purdue Pharma, L.P. (‘‘Purdue’’), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin OP in the Orange Book. Under the Hatch-Waxman Act of 1984 (the ‘‘Hatch-Waxman Act’’), Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA could issue a final regulatory approval for Xtampza, unless the stay was earlier terminated. Purdue exercised its option and elected to sue the Company for infringement in the District of Delaware in March 2015 asserting infringement of three of Purdue’s Orange Book‑listed patents and one non-Orange Book-listed patent. In October 2015, the Delaware case was transferred to Massachusetts. After the Company filed a partial motion for judgment on the pleadings relating to the Orange Book-listed patents, the District Court of Massachusetts ordered judgment in favor of the Company on those three patents, and dismissed the claims asserting infringement of those patents with prejudice. Upon dismissal of those claims, the 30-month stay of FDA approval was lifted. As a result, the Company obtained final approval of its Xtampza ER products and has launched the products commercially.

In November 2015, Purdue filed a follow-on suit asserting infringement of another patent, Patent No. 9,073,933, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. In June 2016, Purdue filed another follow-on suit asserting infringement of another non-Orange Book listed patent, Patent No. 9,155,717. These suits were consolidated by the District of Massachusetts into the original action where Purdue’s infringement claim relating to the ’497 patent remains pending. Purdue continues to assert infringement of these three patents against the Company, none of which is associated with any stay of FDA approval. Purdue has made a demand for monetary relief but has not quantified their alleged damages. Purdue has also requested a judgment of infringement and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and seeks a judgment that the patents are invalid and/or not infringed by the Company, and seeks a judgment that the case is exceptional, with an award to the Company of its fees for defending the case.

The parties are in the early stages of fact discovery. Written discovery has commenced with depositions expected to commence in the first half of 2017. The parties are also in the claims construction stage of the patent litigation. The parties have briefed their proposed constructions and will argue their positions in front of the Court in the second quarter of 2017. The Company has also filed a motion for summary judgment that the asserted claims of the ’933, ’497, and ’717 patents are invalid and not infringed. The Company is not able to predict with certainty when the Court will decide the Company’s motion. No trial date has been scheduled.

The Company is, and plans to continue, defending this case vigorously. At this stage, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. At this time the Company is unable to provide meaningful quantification of how this potential litigation may impact its future financial condition, results of operations, or cash flows.

Operating Leases

The Company leases its office and research facility under a non‑cancellable operating lease. Terms of the agreement provide for an initial two‑month rent‑free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro‑rata share of operating expenses and taxes. In March 2015, the Company amended its lease to include an additional 9,660 square feet of space for a total of 19,335 square feet. In addition, the lease term was extended and now terminates on August 30, 2020. At the Company’s election, the lease term may be extended for an additional 5 -year term.

Aggregate minimum annual lease commitments of the Company under its non‑cancellable operating lease as of December 31, 2016 are as follows:

2017	$226
2018	234
2019	241
2020	164
Total minimum lease payments	$865

Rent expense under the operating lease agreement amounted to approximately $182, $112 and $69 for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company maintained a stand‑by letter of credit in connection with the Canton facility lease of $97 at December 31, 2016 and December 31, 2015. This amount is classified as restricted cash in the balance sheets.

Amounts provided by the lessor related to tenant improvements are considered inducements to enter into the lease. The Company has recorded these costs in the balance sheet as leasehold improvements, with the corresponding liabilities as deferred lease incentive and lease note payable. These liabilities are amortized on a straight‑line basis over the term of the lease.

10. TERM LOAN PAYABLE

On August 28, 2012, the Company entered into a loan agreement (“Original Term Loan”) with Silicon Valley Bank (“SVB”) to borrow up to a maximum amount of $1,000. In August 2012, October 2012 and February 2013, the Company borrowed $250, $250 and $500, respectively. The Original Term Loan bore interest at a rate per annum of 2.25% above the prime rate fixed at the time of advance of the Original Term Loan (5.50%). The Original Term Loan provided for interest‑only payments for the first 12 months based on the date of each borrowing, and, thereafter, 36 monthly payments of principal and interest. In connection with the Original Term Loan, the Company granted SVB a warrant to purchase 11,850 shares of common stock at an exercise price of $0.07 per share (See Note 11).

In January 2014, the Original Term Loan was amended (“Amendment No. 1”) to provide for the following: borrowings of up to $6,000, repayment in full of the Original Term Loan balance outstanding, and an adjustment of the variable interest rate from 2.25% above the prime rate to 1.75% above the prime rate. In February 2014, the Company borrowed

$2,000. The proceeds from the initial borrowing were used to pay down the Original Term Loan balance outstanding resulting in the Company receiving $1,056. Borrowings under Amendment No. 1 bore interest at a rate of 5.0%. Amendment No. 1 provided for interest‑only payments for the first 12 months based on the date of each borrowing, and thereafter, 36 monthly payments of principal and interest. In connection with Amendment No. 1, the Company granted to SVB a warrant to purchase 14,430 shares of common stock with an exercise price of $0.05 per share (See Note 11).

In August 2014 the Original Term Loan was further amended (“Amendment No. 2”) to provide for total borrowings of up to $8,000. In August 2014 and September 2014 the Company drew down $3,000 and $3,000, respectively. Pursuant to Amendment No. 2, interest‑only payments are to be made for the first 12 months based on the date of each borrowing; thereafter, 36 monthly payments of principal and interest are to be made. Borrowings under Amendment 2 bear interest at the rate of 5.0%. The warrant agreement contains a performance clause that the Company met, resulting in additional financing extended and issuance of a warrant to purchase 86,580 additional shares of common stock with an exercise price of $0.05 per share (See Note 11).

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

As of December 31, 2016, future payments under the Company’s term loan are as follows:

2017	$2,667
2018	1,479
Balance	$4,146

11. WARRANTS

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

12. EQUITY

Common Stock

As of December 31, 2016 and 2015, the Company had reserved the following shares of common stock for the issuance of common stock for the exercise of stock options and warrants and the issuance of shares under the 2015 Employee Stock Purchase Plan (in thousands):

	As of December 31,
	2016	2015
Options to purchase common stock	3,348	2,642
Employee stock purchase plan	364	200
Warrants	2	2
Total	3,714	2,844

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

13. STOCK‑BASED COMPENSATION

Stock Options, Restricted Stock Awards and Restricted Stock Units

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase to be added on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of December 31, 2016, 1,021,509 shares of common stock were available for issuance pursuant to the Plan.  The Plan provides for granting of both Internal Revenue Service qualified incentive stock options (“ISOs”) and non‑qualified options (“NQs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock options generally vest over a four year period of service; however, certain options contain performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Stock option activity under the Plan is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2015	1,452,149	$10.37	10.4	$24,887
Granted	1,063,981	16.46
Exercised	(81,831)	5.41
Cancelled	(107,498)	16.05
Outstanding at December 31, 2016	2,326,801	$13.07	8.7	$7,927
Exercisable at December 31, 2016	556,040	$9.19	8.0	$3,917
Vested and expected to vest at December 31, 2016	2,291,971	$13.11	8.7	$8,090

The total intrinsic value of stock options exercised for the year ended December 31, 2016 was $952. As of December 31, 2016, the unrecognized compensation cost related to outstanding options was $14,499, and is expected to be recognized as expense over approximately 2.8 years.

As of December 31, 2016, the weighted average fair value of vested options was $6.35. The weighted-average grant date fair value of options granted during the year ended December 31, 2016 was $10.98. The fair value of options that vested during the year ended December 31, 2016 was $7.37.

Restricted stock awards under the Plan are summarized as follows:

		Weighted-Average
		Purchase Price
	Shares	per Share
Unvested at December 31, 2015	75,718	$5.73
Granted	—	—
Vested	(32,453)	5.73
Unvested at December 31, 2016 (1)	43,265	$5.73

(1) Excludes 39,247 shares of unvested restricted stock remaining from the early exercise of stock options as of December 31, 2016.

The total fair value of restricted stock awards vested during the years ended December 31, 2016, was $186. As of December 31, 2016, the unrecognized compensation cost related to restricted stock awards was $233, and is expected to be recognized as expense over approximately 1.2 years.

Restricted stock units under the Plan are summarized as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	41,741	16.15
Settled	—	—
Forfeited	—	—
Outstanding at December 31, 2016	41,741	$16.15

As of December 31, 2016, the unrecognized compensation cost related to restricted stock units was $509, and is expected to be recognized as expense over approximately 3.0 years.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. The first purchase period commenced in the year ended December 31, 2016. The expense for the year ended December 31, 2016 was $457.

Stock‑Based Compensation Expense

The Company granted stock options to employees for the years ended December 31, 2016, 2015 and 2014. The Company estimates the fair value of stock options as of the date of grant using the Black‑Scholes option pricing model and restricted stock awards and restricted stock units based on the fair value of the award. Stock options and restricted stock issued to non‑board member, non‑employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock‑based compensation for all stock options, restricted stock awards, restricted stock units and for the employee stock purchase plan are reported within:

	Years ended December 31,
	2016	2015	2014
Research and development	$638	$223	$12
Selling, general and administrative	5,149	1,986	10
Total stock-based compensation expense	$5,787	$2,209	$22

The weighted‑average assumptions used in the Black‑Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years ended December 31,
	2016	2015	2014
Risk-free interest rate	1.5%	1.7%	1.8%
Volatility	76.3%	77.0%	77.1%
Expected term (years)	6.02	6.20	6.25
Expected dividend yield	—%	—%	—%

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, through December 31, 2016 it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

14. INCOME TAXES

For the years ended December 31, 2016 and 2015, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company's losses before income taxes consist solely of domestic losses.

The Company has early adopted the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718 Improvements to Employee Share-Based Payment Accounting), for its year ended December 31, 2016. ASU 2016-09 requires companies to include the benefit of an option deduction in its net operating loss carryforward deferred tax asset. Prior to its adoption of ASU 2016-09, the Company’s excess tax benefits associated with option deductions were maintained in the Company’s APIC pool of windfall tax benefits, which was tracked off balance sheet and not included in its deferred tax assets. As a result of the Company’s adoption of ASU 2016-09, it will track option deductions in its net operating loss deferred tax asset on a modified retrospective basis, and has included the option deductions in the December 31, 2016 deferred tax assets. The gross deferred tax asset and valuation allowance as of December 31, 2016 increased $406 as a result of the cumulative effect of adoption of ASU 2016-09. The Company has not recast its December 31, 2015 and December 31, 2014 deferred tax assets or its rate reconciliation, and therefore the option deductions in 2015 and 2014 are not included in the net operating loss deferred tax asset as originally reported. Since the

Company has historically maintained a full valuation allowance on its net worldwide deferred tax asset, there is no net impact to retained earnings from the adoption of ASU 2016-09.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	As of December 31,
	2016	2015	2014
Federal income tax expense at statutory rate	34.00%	34.00%	34.00%
(Increase) decrease income tax (benefit) resulting from:
State income tax, net of federal benefit	3.43	5.29	—
Permanent differences	(1.45)	(1.70)	(0.17)
Research and development credit	0.27	0.89	3.74
Change in valuation allowance	(36.25)	(38.48)	(37.57)
Effective income tax rate	0.00%	0.00%	0.00%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
U.S. and state net operating loss carryforwards	$71,049	$38,405
Research and development credits	3,712	3,421
Accruals and other	1,541	144
Depreciation and amortization	261	94
Total deferred tax assets	76,563	42,064
Valuation allowance	(76,563)	(42,064)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2016 and 2015, based on the Company's history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2016 and 2015. The valuation allowance increased $34,499 and $10,539, during the years ended December 31, 2016 and 2015 respectively, due primarily to net operating losses generated.

As of December 31, 2016, 2015 and 2014, the Company had U.S. federal net operating loss carryforwards of $190,926, $104,888 and $78,276, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016, 2015, and 2014, the Company also had U.S. state net operating loss carryforwards of $145,902, $59,875, and $34,184 respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. Included in the federal and state net operating loss carryforwards are approximately $1,539, $1,064, and $0, respectively, of deductions related to the exercise of stock options. As stated above, the company is electing to early adopt ASU 2016-09 on a modified retrospective basis. Therefore, the $1,539 of option deductions is included in the company’s net operating loss deferred tax asset at December 31, 2016. The company is not recasting its net operating loss deferred tax asset at December 31, 2015 and December 31, 2014, and therefore the option deduction of $1,064 and $0, respectively, is not included in the Company’s deferred tax assets.

As of December 31, 2016, 2015 and 2014, the Company had federal research and development tax credit carryforwards of approximately $3,367, $3,110, and $2,868, respectively, available to reduce future tax liabilities which expire at various dates through 2036. As of December 31, 2016, 2015 and 2014 the Company had state research and development tax credit carryforwards of approximately $522, $469 and $226, respectively, available to reduce future tax liabilities which expire at various dates through 2031.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed numerous financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

For all years through December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these two years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company files income tax returns in the United States and in several states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

15. EMPLOYEE BENEFITS

The Company has a retirement savings plan, which is qualified under section 401(k) of the Code, for its employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service annual limits. Employees become eligible to participate after completing 3 months of service. The Company is not required to contribute to this plan. Total expense for contributions made by the Company the years ended December 31, 2016, 2015 and 2014 was $613, $44 and $35 respectively.

16. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$-	$-	$408	$1,303

Costs and expenses
Cost of product revenues	-	-	29	184
Research and development	4,062	4,301	3,254	3,331
Selling, general and administrative	11,525	20,173	23,567	25,367
Total costs and expenses	15,587	24,474	26,850	28,882

Loss from operations	$(15,587)	$(24,474)	$(26,442)	$(27,579)
Other (expense) income, net	(66)	(46)	(2)	20
Net loss	$(15,653)	$(24,520)	$(26,444)	$(27,559)

Weighted-average shares - basic and diluted	23,130,153	23,417,378	23,460,340	27,100,231
Loss per share - basic and diluted	$(0.68)	$(1.05)	$(1.13)	$(1.02)

	First	Second	Third	Fourth
Year ended December 31, 2015	Quarter	Quarter	Quarter	Quarter
Costs and expenses
Research and development	$1,445	$1,641	$3,358	$1,531
Selling, general and administrative	2,186	2,934	5,907	7,905
Total costs and expenses	3,631	4,575	9,265	9,436

Loss from operations	$(3,631)	$(4,575)	$(9,265)	$(9,436)
Other expense, net	(63)	(99)	(97)	(89)
Net loss	$(3,694)	$(4,674)	$(9,362)	$(9,525)

Shares used in computing net loss per share-basic	1,001,704	11,791,546	20,531,406	20,558,205
Shares used in computing net loss per share-diluted	7,554,524	11,791,546	20,531,406	20,558,205
Net income (loss) per share-basic	$0.34	$(0.45)	$(0.46)	$(0.46)
Net loss per share-diluted	$(0.65)	$(0.45)	$(0.46)	$(0.46)

17. SUBSEQUENT EVENTS

The Company has concluded that no subsequent events have occurred that require disclosure.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

21.1	Subsidiaries of Collegium Pharmaceutical, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Convertible Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the Years Ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.