Form 10-Q
period 2017-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2017-05-10
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2017, there were 29,458,557 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
•	our plans to commercialize our product candidates and grow sales of our products;
•	the size and growth potential of the markets for our products and product candidates, and our ability to service those markets;
•	the success of competing products that are or become available;
•	our ability to obtain reimbursement and third-party payor contracts for our products;
•	the costs of commercialization activities, including marketing, sales and distribution;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	the rate and degree of market acceptance of our products and product candidates;
•	changing market conditions for our products and product candidates;
•	the outcome of any patent infringement or other litigation that may be brought against us, including litigation with Purdue Pharma, L.P.;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success, cost and timing of our product development activities, studies and clinical trials;
•	our ability to obtain funding for our operations;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our products and product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to comply with stringent U.S. and foreign government regulations relating to the manufacture of pharmaceutical products, including U.S. Drug Enforcement Agency, or DEA, compliance;
•	the loss of key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our customer concentration may adversely affect our financial condition and results of operations; and
•	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing.

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

These and other risks are described under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission, or the SEC, on March 10, 2017 for the year ended December 31, 2016, or Annual Report, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$129,558	$153,225
Accounts receivable	3,349	2,129
Inventory	1,495	1,316
Prepaid expenses and other current assets	2,064	1,905
Total current assets	136,466	158,575
Property and equipment, net	1,007	1,038
Intangible assets, net	1,973	2,103
Restricted cash	97	97
Other long-term assets	305	204
Total assets	$139,848	$162,017
Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$6,793	$9,106
Accrued expenses	6,488	8,879
Deferred revenue	8,695	4,944
Current portion of term loan payable	2,556	2,667
Total current liabilities	24,532	25,596
Lease incentive obligation	25	34
Term loan payable, long-term	924	1,479
Total liabilities	25,481	27,109
Commitments and contingencies (see Note 10)
Shareholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at March 31, 2017 and December 31, 2016; issued and outstanding shares - none at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at March 31, 2017 and December 31, 2016; issued and outstanding shares - 29,458,557 at March 31, 2017 and 29,364,100 at December 31, 2016	29	29
Additional paid-in capital	360,600	358,063
Accumulated deficit	(246,262)	(223,184)
Total shareholders’ equity	114,367	134,908
Total liabilities and shareholders’ equity	$139,848	$162,017

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2017	2016
Product revenues, net	$2,172	$—
Costs and expenses
Cost of product revenues	371	—
Research and development	2,130	4,062
Selling, general and administrative	22,847	11,525
Total costs and expenses	25,348	15,587
Loss from operations	(23,176)	(15,587)
Other income (expense)
Interest income (expense), net	98	(66)
Total other income (expense), net	98	(66)
Net loss	$(23,078)	$(15,653)

Loss per share - basic and diluted	$(0.79)	$(0.68)
Weighted-average shares - basic and diluted	29,350,268	23,130,153

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2017	2016
Operating activities
Net loss	$(23,078)	$(15,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	43
Lease incentive	(9)	(8)
Stock-based compensation expense	1,821	1,101
Changes in operating assets and liabilities:
Accounts receivable	(1,220)	—
Inventories	(179)	—
Prepaid expenses and other assets	(148)	365
Accounts payable	(2,313)	2,651
Accrued expenses	(2,521)	(15)
Deferred revenue	3,751	—
Net cash used in operating activities	(23,688)	(11,516)
Investing activities
Purchases of property and equipment	(29)	—
Net cash used in investing activities	(29)	—
Financing activities
Proceeds from issuances of common stock from public offerings, net of issuance costs of $526	—	51,174
Proceeds from issuances of common stock from employee stock purchase plans	673	—
Repayment of term note	(666)	(667)
Proceeds from the exercise of stock options	94	42
Payments made for employee restricted stock tax withholdings	(51)	—
Net cash provided by financing activities	50	50,549

Net (decrease) increase in cash and cash equivalents	(23,667)	39,033
Cash and cash equivalents at beginning of period	153,225	95,697
Cash and cash equivalents at end of period	$129,558	$134,730

Supplemental disclosure of cash flow information
Cash paid for offering costs	$—	$384
Cash paid for interest	$49	$83

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$112	$128
Acquisition of property and equipment in accrued expenses	$99	$—

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of March 31, 2017 had an accumulated deficit of $246,262. The Company expects to continue to incur net losses in the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company believes that its cash and cash equivalents at March 31, 2017, together with expected cash inflows from the commercialization of Xtampza will enable the Company to fund its operating expenses, debt service and capital expenditure requirements into 2019. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on the Company’s operations and future prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Collegium Pharmaceutical, Inc., a Virginia corporation, as well as the accounts of Collegium Securities Corp., a Massachusetts corporation, incorporated in December 2015, a wholly-owned subsidiary requiring consolidation. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, including the estimates of units prescribed, discounts and allowances related to commercial sales of Xtampza, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, tax valuation reserves and accrued expenses. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report.

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

Controlled Equity Offering Sales Agreement

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which the Company may issue and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock, up to an aggregate offering price of $60,000 (the “ATM Shares”).

Under the ATM Sales Agreement, Cantor Fitzgerald may sell the ATM Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Global Select Market, on any other existing trading market for the ATM Shares or to or through a market maker. In addition, under the ATM Sales Agreement, Cantor Fitzgerald may sell the ATM Shares by any other method permitted by law, including in privately negotiated transactions.

The Company is not obligated to make any sales of the ATM Shares under the ATM Sales Agreement. The Company or Cantor Fitzgerald may suspend or terminate the offering of ATM Shares upon notice to the other party and subject to other conditions. The Company will pay Cantor Fitzgerald a commission of up to 3.0% of the gross proceeds from the sale of the ATM Shares pursuant to the ATM Sales Agreement and has agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights.

As of March 31, 2017, the Company had not sold any ATM Shares under the ATM Sales Agreement.  As of March 31, 2017, the Company has capitalized $112 of deferred offering costs within other long-term assets in connection with the ATM Sales Agreement.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $3,860 and $2,326 in the three months ended March 31, 2017 and 2016 respectively.  Advertising and product promotion costs are expensed as incurred.

Recent Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

In May 2014, the FASB, issued Accounting Standards Update, or ASU, 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which has been codified with the Accounting Standards Codification as Topic 606, is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. The Company anticipates that this standard will have a material impact on its consolidated financial statements with respect to inventory and deferred revenues and is continuing to assess all potential impacts of the standard, including evaluating the impact of each potential method of adoption on the Company’s consolidated financial statements and the impact to the pattern with which the Company will recognize revenue.

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

3. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended March 31,
	2017	2016
Loss attributable to common shareholders — basic and diluted	$(23,078)	$(15,653)
Weighted-average number of common shares used in net loss per share - basic and diluted	29,350,268	23,130,153
Loss per share - basic and diluted	$(0.79)	$(0.68)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended March 31,
	2017	2016
Outstanding stock options	2,835,630	1,950,276
Warrants	2,445	2,445
Unvested restricted stock	69,870	67,606
Restricted stock units	156,361	41,739

4. Fair Value of Financial Instruments

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

Level 1 inputs:	Quoted prices in (unadjusted) active markets for identical assets or liabilities
Level 2 inputs:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs:	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at March 31, 2017 and December 31, 2016.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Money market funds, included in cash equivalents	$100,659	$100,659	$—	$—

December 31, 2016
Money market funds, included in cash equivalents	$125,515	$125,515	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices.  As of March 31, 2017 and December 31, 2016 the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and loan payable approximated their estimated fair values because of the short-term nature of these financial instruments.

5. Inventory

Inventory consisted of the following:

	As of March 31,	As of December 31,
	2017	2016
Raw materials	$388	$294
Work in process	83	67
Finished goods	1,024	955
Total inventory	$1,495	$1,316

During the three months ended March 31, 2017, the Company incurred aggregate charges of $93 related to excess inventory. These expenses were recorded as a component of cost of product revenues.

6. Intangible Asset

In May 2016, the Company entered into an agreement with BioDelivery Sciences International, Inc. (“BDSI”) to license the rights to develop, manufacture, and commercialize Onsolis® (fentanyl buccal soluble film), or Onsolis, in the United States.  Onsolis is a Transmucosal Immediate-Release Fentanyl (“TIRF”) film indicated for the management of breakthrough pain in certain cancer patients. The Company expects to launch the product after the completion of the transfer of manufacturing and required submission to the FDA of a Prior Approval Supplement. Subject to FDA approval of the Prior Approval Supplement, the Company expects to launch Onsolis during the first half of 2018. In addition, during the term of the License Agreement, milestone payments in the aggregate amount of $21,000 may become payable by the Company subject to the satisfaction of certain commercialization, intellectual property, and net sales milestones, including $4,000 upon the first commercial sale of the product in the U.S.  Finally, the Company will be required to pay royalties in the upper teens based on annual net sales of the product in the U.S. As of March 31, 2017, the Company has not satisfied the criteria of any milestones or royalties payable under the License Agreement and has not recognized any liabilities for such milestones or royalties payable in its consolidated financial statements.

The Company made an upfront payment of $2,500 and is contractually committed to reimburse BDSI up to a maximum of $2,000 for its out-of-pocket expenses incurred in connection with the manufacturing transfer.  The Company recorded the upfront payment as an intangible asset on the Condensed Consolidated Balance Sheet and will amortize it on a straight-line basis over the remaining patent life.   As of March 31, 2017, the Company has reimbursed BDSI approximately $1,146 for its out-of-pocket expenses incurred in connection with the manufacturing transfer.

As a result of U.S. Patent No. 9,597,288 being issued in March 2017, the patent protection for Onsolis was extended through July 2027, a period of approximately 11.2 years from the date of original acquisition.  As such, the Company revised the useful life of its intangible asset during the three months ended March 31, 2017 from 3.7 years to 11.2 years.

During the three months ended March 31, 2017, the Company recognized amortization expense of $130.  As of March 31, 2017, the remaining amortization period is approximately 10.3 years and estimated remaining amortization for 2017, 2018, 2019, 2020, 2021 and thereafter is expected to be $143, $191, $191 $191, $191 and $1,066, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2017	2016
Accrued payroll and related benefits	$1,433	$1,217
Accrued development costs	1,335	2,485
Accrued incentive compensation	1,028	1,160
Accrued sales and marketing	839	801
Accrued bonuses	730	2,210
Accrued other operating costs	619	572
Accrued audit and legal	489	416
Accrued interest	15	18
Total accrued expenses	$6,488	$8,879

8. Equity

The changes in shareholders’ equity for the three months ended March 31, 2017 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	29,364,100	$29	$358,063	$(223,184)	$134,908
Exercise of common stock options	20,653	—	94	—	94
Issuance for employee stock purchase plan	66,785	—	673	—	673
Vesting of restricted stock units	10,435	—	—	—	—
Shares withheld for employee taxes upon vesting of restricted stock units	(3,416)	—	(51)	—	(51)
Stock-based compensation	—	—	1,821	—	1,821
Net loss	—	—	—	(23,078)	(23,078)
Balance, March 31, 2017	29,458,557	$29	$360,600	$(246,262)	$114,367

9. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended
	March 31,
	2017	2016
Research and development expenses	$209	$138
Selling, general and administrative expenses	1,612	963
Total stock-based compensation expense	$1,821	$1,101

At March 31, 2017, there was approximately $20,930 of unrecognized compensation expense related to unvested options, restricted stock units and restricted stock awards, which is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

Restricted Stock Awards, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock are authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of March 31, 2017, there were 1,550,276 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options (“ISOs”) and non-qualified options (“NQs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock options generally vest over a four year period of service; however, certain options are also subject to performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

A summary of the Company’s restricted stock award activity for the three months ended March 31, 2017 and related information is as follows:

		Weighted-Average
		Purchase Price
	Shares	per Share
Unvested at December 31, 2016	43,265	$5.73
Granted	—	—
Vested	(8,112)	5.73
Unvested at March 31, 2017 (1)	35,153	$5.73

(1)Excludes 34,717 shares of unvested restricted stock remaining from the early exercise of stock options as of March 31, 2017.

A summary of the Company’s restricted stock units activity for the three months ended March 31, 2017 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2016	41,741	$16.15
Granted	126,750	15.27
Settled	(10,435)	16.15
Forfeited	(1,695)	16.15
Outstanding at March 31, 2017	156,361	$15.44

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2016	2,326,801	$13.07	8.7	$7,927
Granted	632,900	15.20
Exercised	(20,653)	4.57
Cancelled	(103,418)	13.15
Outstanding at March 31, 2017	2,835,630	$13.60	8.7	$3,454
Exercisable at March 31, 2017	776,506	$10.99	8.0	$2,022
Vested and expected to vest at March 31, 2017	2,733,848	$13.61	8.7	$3,464

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended March 31,
	2017	2016
Risk-free interest rate	2.1%	1.6%
Volatility	72.3%	77.0%
Expected term (years)	6.06	6.06
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three months ended March 31, 2017, 66,785 shares of common stock were purchased for total proceeds of $673. The expense for the three months ended March 31, 2017 and 2016 was $106 and $67, respectively.

10. Commitments and Contingencies

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

In April 2017, Purdue filed another suit asserting infringement of U.S. Patent No. 9,522,919, related to the previously asserted ’933 patent, which recently issued and was late-listed in the Orange-Book and therefore could not trigger any stay of FDA approval. Purdue has similarly made a demand for monetary relief and has requested judgment of infringement and an injunction on the sale of the Company’s accused products. The Company will oppose this action.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this quarterly report, including those set forth under “Forward-looking Statements” and “Risk Factors”, under the heading “Risk Factors” in the Company’s Annual Report, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC.

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

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $2.1 billion in U.S. sales in 2016. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In October 2016, we announced the submission of a Supplemental New Drug Application to the FDA for Xtampza to include comparative oral pharmacokinetic data from a recently completed clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release). In March 2017, we amended the Supplemental New Drug Application to include data from a human abuse potential study.

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

In May 2016, we entered into a License and Development Agreement with BioDelivery Science International, Inc., which grants us an exclusive license to make, use, sell, offer for sale, import, develop and commercialize Onsolis in the United States. Onsolis is a Transmucosal Immediate-Release Fentanyl film indicated for the management of breakthrough pain in cancer patients 18 years of age and older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. We plan to commercialize Onsolis upon receipt of FDA approval of a Prior Approval Supplement for the manufacturing transfer. Subject to such approval, we expect to launch Onsolis in the first half of 2018.

Since 2010, when we divested our former subsidiary, Onset Therapeutics, LLC, to PreCision Dermatology, Inc., we have devoted substantially all of our resources to the development of our patented DETERx platform technology, the preclinical and clinical advancement of our product candidates, pre-commercialization activities and the creation and protection of related intellectual property. Since 2011, we have generated limited revenue from product sales and we continue to incur significant research, development and other expenses related to our ongoing operations. Prior to our initial public offering of common stock, or IPO, in May 2015, we funded our operations primarily through the private placement of preferred stock, convertible notes and commercial bank debt. Since our IPO, we have funded our operations primarily through the proceeds of public offerings and sale of our equity securities.

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

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $23.1 million and $15.7 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $246.3 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we continue to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase in connection with our ongoing activities as we:

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

We believe that our cash and cash equivalents at March 31, 2017, together with expected cash inflows from the commercialization of Xtampza, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2019. In addition, we will seek in the future to fund our operations through additional public or private equity or debt financings or other sources, including from net sales of our products. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects.

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

The critical accounting policies we identified our Annual Report related to revenue recognition, inventory, accrued expenses, impairment of long-lived assets, stock-based compensation and income taxes. Estimates include revenue recognition, including the estimates of units prescribed, discounts and allowances related to commercial sales of Xtampza, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, tax valuation reserves and accrued expenses. We base estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the Annual Report.

RESULTS OF OPERATIONS

(in thousands)

	Three months ended March 31,
	2017	2016
	(in thousands)
Product revenues, net	$2,172	$—
Cost of product revenues	371	—
Research and development	2,130	4,062
Selling, general and administrative	22,847	11,525
Other income (expense)	98	(66)
Net loss	$(23,078)	$(15,653)

Comparison of the three months ended March 31, 2017 and March 31, 2016

Product revenues, net were $2.2 million for the three months ended March 31, 2017, or the 2017 Period, compared to zero for the three months ended March 31, 2016, or the 2016 Period.  The $2.2 million increase was due to the commercial launch of Xtampza in June 2016.

Cost of product revenues were $371,000 for the 2017 Period, compared to zero for the 2016 Period.  The $371,000 increase was due to the commercial launch of Xtampza in June 2016.

Research and development expenses were $2.1 million for the 2017 Period, compared to $4.1 million for the 2016 Period.  The $2.0 million decrease was primarily related to:



•	a decrease in clinical trial costs of $1.4 million due to the completion of clinical trials in 2016;
•	a decrease in manufacturing costs of $764,000 as prior to April 2016, the Company expensed manufacturing costs associated with Xtampza as research and development expense;
•	a decrease in consulting costs of $124,000 primarily due to the completion of external research studies associated with Xtampza in 2016; offset by
•	an increase in salaries, wages and benefits of $237,000, including an increase in stock-based compensation expense.

Selling, general and administrative expenses were $22.8 million for the 2017 Period, compared to $11.5 million for the 2016 Period. The $11.3 million increase was primarily related to:

•	an increase in salaries, wages and benefits of $7.3 million primarily due to an increase from 61 to 204 employees and an increase in stock-based compensation expense;
•	an increase in sales and marketing costs of $3.1 million primarily due to continued support of the commercial launch of Xtampza; and
•	an increase in legal fees of $822,000 primarily due to costs related to litigation.

Other income was $98,000 for the 2017 Period, compared to other expense of $66,000 for the 2016 Period.  The increase in other income (expense) is primarily related to a decrease in interest expense from our term loan payable as the loan approaches maturity.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock, public offerings of common stock, convertible notes and commercial bank debt. As of March 31, 2017, we had $129.6 million in cash and cash equivalents.

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

In March 2017, we commenced an “at-the-market” offering of our common stock and entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald, as agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. As of March 31, 2017, we had not sold any shares of common stock under the ATM Sales Agreement.

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

Cash Flows

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(23,688)	$(11,516)
Net cash used in investing activities	(29)	—
Net cash provided by financing activities	50	50,549

Operating activities.  Cash used in operating activities was $23.7 million in the 2017 Period, compared to $11.5 million in the 2016 Period. The increase in cash used in operating activities was primarily due to the change in net loss partially offset by changes in the working capital accounts. We expect cash used in operating activities to increase for the foreseeable future as we continue to commercialize Xtampza and fund research, development and clinical activities for additional product candidates.

Investing activities.  Cash used in investing activities was $29,000 in the 2017 Period, compared to zero in the 2016 Period.  The increase in cash used in investing activities was due to payments made for the purchase of property and equipment in the 2017 Period.

Financing activities.  Cash provided by financing activities was $50,000 for the 2017 Period, compared to $50.5 million in the 2016 Period.  The decrease in cash provided by financing activities was primarily due to a decrease in net proceeds from the issuance of common stock, which was zero in the 2017 Period and $51.2 million in the 2016 Period.  The $50,000 of cash provided by financing activities for the 2017 Period primarily reflects proceeds from the issuance of shares under our employee stock purchase plan and from exercises of stock options, offset by repayments of term note and payments made for employee restricted stock tax withholdings.  Cash provided by financing activities for the 2016 Period primarily reflects net proceeds from the issuance of common stock offset by repayments of term note.

Funding Requirements

Since 2011, we have generated limited revenue from product sales and we continue to incur significant research, development and other expenses related to our ongoing operations. We are in the early stages of commercialization of Xtampza. We anticipate that we will continue to incur losses in the near future as we commercialize Xtampza and continue the development of, and seek regulatory approvals for, other product candidates. We are subject to all of the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will also incur additional costs associated with operating as a commercial stage public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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
•

the cost of patent infringement litigation, including our litigation with Purdue Pharma, L.P., or Purdue, relating to Xtampza or our product candidates, which may be expensive to defend and delay the commercialization of our product candidates;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash and cash equivalents consisting of cash and money market funds of $129.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2016 filed with the SEC on March 10, 2017.

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

We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, Xtampza. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since 2010, when we divested our former subsidiary, Onset Therapeutics, LLC, to PreCision Dermatology, Inc., we have only generated limited revenue from product sales, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since January 1, 2011. For the year ended December 31, 2016, we reported a net loss of $94.2 million, and we had an accumulated deficit of $223.2 million at December 31, 2016.  For the three months ended March 31, 2017, we reported a net loss of $23.1 million, and we had an accumulated deficit of $246.3 million at March 31, 2017.

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

We currently generate limited revenue from the sale of products and may never become profitable.

We began the commercial sale of our first product, Xtampza, in June 2016 and have only generated limited revenue from product sales. Our ability to generate additional revenue and become profitable depends upon our ability to successfully commercialize Xtampza, our existing product candidates, and any other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from our current or future product candidates depends on a number of factors, including our ability to:

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	our ability to obtain and maintain abuse-deterrent claims in the product labels for our products and product candidates;
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

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing shareholders’ ownership. The incurrence of additional indebtedness beyond our existing indebtedness could result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Xtampza or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

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

As of December 31, 2016, we had a federal net operating loss, or NOL, carryforward of approximately $190.9 million and state net operating loss carryovers of approximately $145.9 million, which are available to offset future taxable income. We also had U.S. federal tax credits of approximately $3.4 million, and state tax credits of approximately $522,000, these tax attributes are prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Under Section 382, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We have not performed any current analyses under Section 382 and cannot forecast or otherwise rely on deriving benefit from our various federal or state tax attribute carryforwards. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to our Products and Product Candidates

Our success depends in large part on the commercial success of our lead product, Xtampza.

To date, we have invested substantial resources in the development of our lead product, Xtampza, which has been approved by the FDA. Our business and future success are substantially dependent on our ability to successfully and timely commercialize this product, which may never occur. We currently generate limited revenues from product sales and we may never be able to commercialize Xtampza, or any product candidates that are approved by the FDA, successfully.

Our ability to successfully commercialize Xtampza will depend on many factors, including but not limited to:

•

our ability to successfully satisfy FDA post-marketing requirements, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of Xtampza and its components;

•	our ability to manufacture commercial quantities of Xtampza at reasonable cost and with sufficient speed to meet commercial demand;
•	our ability to build and retain a sales and marketing organization to market Xtampza;
•	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza;
•	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments for chronic pain and chronic pain with dysphagia;
•	our ability to successfully defend any challenges to our intellectual property relating to Xtampza;
•	the availability of coverage and adequate reimbursement for Xtampza; and
•	a continued acceptable safety profile of Xtampza following approval.

Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to successfully commercialize or generate sufficient revenue from Xtampza. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

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

Even if we are found not to infringe any potential plaintiff’s patent claims or the claims are found invalid or unenforceable, defending any such infringement claim could be expensive and time-consuming, and could delay the launch of our product candidates and distract management from their normal responsibilities. The Court could decline to hear our summary judgment motion, could decline to act expeditiously to issue a decision or hold a trial, or could decline to find that all of the listed patents are invalid or non-infringed. If we are unsuccessful in our defense of non-infringement and unable to prove invalidity of the listed patents, the court could issue an injunction prohibiting the launch of our product candidates. If we were to receive final regulatory approval by the FDA and launch any of our product candidates, prior to a full and final determination that the patents are invalid or non-infringed, we could be subject to substantial liability for damages if we do not ultimately prevail on our defenses to a claim of patent infringement.

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

We began the commercial launch of Xtampza, our first approved product, in June 2016. Accordingly, we have only generated limited revenues from product sales. To be profitable, and in addition to commercializing Xtampza, we must successfully research, develop, obtain regulatory approval for, manufacture, launch, market and distribute product candidates under development. For each product candidate that we intend to commercialize, we must successfully meet a number of critical developmental milestones, including:

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

Even if we comply with all FDA pre-approval regulatory requirements, the FDA may determine that our product candidates are not safe or effective, and we may never obtain final regulatory approval for such product candidates. If we fail to obtain final regulatory approval for some or all of our product candidates, we will have fewer commercial products, if any, and correspondingly lower product revenues, if any. Even if our product candidates receive final regulatory approval, such final regulatory approval may involve limitations on the indications and conditions of use or marketing claims for our products, or may not include certain abuse-deterrence claims or clinical trial data that we have sought, and will seek, to include in the product label. If we do not receive regulatory approval to include certain abuse-deterrence claims, or certain clinical data, in our product labels, our ability to successfully commercialize our products may be limited and our financial results may be adversely impacted. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products and addition of warnings or other statements on the product label. The FDA may require us to perform lengthy Phase 4 post-approval clinical efficacy or safety trials. As part of the FDA’s approval of Xtampza, the FDA identified a number of studies that we will have to conduct, including required pediatric assessments and the post-marketing studies that have been required for other ER/LA opioid analgesics to estimate the serious risks of misuse, abuse, addiction, overdose, and death associated with long-term use of these medications for the management of chronic pain. The FDA will also require studies specific to Xtampza, including: (i) an epidemiologic study to evaluate whether the abuse-deterrent properties of Xtampza actually result in a significant and meaningful decrease in misuse and abuse, and their consequences with respect to addiction, overdose, and death; (ii) several animal studies to evaluate the mixture of beeswax, carnauba wax, and myristic acid that is representative of Xtampza’s composition; (iii) a study to characterize the levels of lead in Xtampza to inform a proposed release specification to adequately control levels of lead; and (iv) an evaluation of the beeswax employed in Xtampza’s composition for potential residual levels of contaminants. The FDA also requires us to participate, with other manufacturers of ER/LA opioid analgesics, in a clinical trial of at least a year in length that would assess the known serious risk of hyperalgesia, or increased sensitivity to pain, with ER/LA opioid analgesics and the development of tolerance following use of these medications. The FDA may also impose additional post-marketing requirements, which will be very expensive to satisfy.

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

In the United States, engaging in off-label promotion of Xtampza, or any products, can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increased focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs.

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

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand.  If commercial demand for Xtampza increases and we cannot meet such demand in a timely fashion because of our limited supply of its active ingredient, oxycodone, then physicians may perceive Xtampza as unavailable and may be less likely to prescribe it in the future.

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

Other than Onsolis, all of our product candidates are in preclinical and clinical development. Clinical trials are time-consuming, expensive and difficult to design and implement, in part because they are subject to rigorous requirements and their outcomes are inherently uncertain. Clinical testing may take many years to complete, and failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as being safe and effective. We could encounter problems that halt our clinical trials or require us to repeat such clinical trials. If patients participating in clinical trials suffer drug-related adverse reactions during the clinical trials, or if we or the FDA believe that patients are being exposed to unacceptable health risks, such clinical trials may be suspended or terminated. Suspensions, termination or the need to repeat a clinical trial can occur at any stage.

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

We currently carry product liability insurance with coverage up to approximately $10.0 million. Product liability claims may be brought against us by patients enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, liability claims may result in:

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

Risks Related to the Commercialization of Our Product Candidates

We currently have limited sales and marketing capabilities and, if we are unable to successfully utilize our own sales and marketing capabilities or enter into strategic alliances with marketing collaborators, we may not be successful in commercializing Xtampza and our product candidates and may be unable to generate sufficient product revenue.

Although our executive officers have experience marketing pharmaceutical products, we currently have limited sales, marketing or distribution capabilities. Our sales and marketing team has worked together for only a limited period of time. We cannot guarantee that we will be successful in marketing Xtampza or any of our product candidates which may be approved for marketing. In addition, we will have to compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our product candidates in the United States include:

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

The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has also been a topic of concern in the U.S. government.  There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or orphan drugs or pharmaceutical products generally.  The current administration has indicated that reducing the price of prescription drugs will be a priority of the administration. The implementation of any price controls on prescription drugs, whether at the federal or state level, may adversely affect our business, operating results and financial condition.

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

There have been repeated calls to repeal the Affordable Care Act. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, would adversely affect our ability to successfully commercialize Xtampza and our product candidates, if approved.

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

Even if we are able to commercialize Xtampza and any of our product candidates, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain.

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

Our ability to commercialize any product successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with discounts and rebates from list prices and are challenging the prices charged for medical products. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates.  Additionally, a greater number of third-party payors may seek discounts and rebates in order to offer or maintain access for Xtampza and our product candidates, if approved. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Risks Related to Our Dependence on Third Parties

If the third-party manufacturer of Xtampza fails to devote sufficient time and resources to Xtampza, or its performance is substandard, our costs may be higher than expected and could have a material adverse effect on our business.

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

Our internal capacity to perform these functions is limited. Outsourcing these functions involves risks that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent, we are unable to identify and successfully manage the performance of third-party service providers in the future, our ability to advance our product candidates through clinical trials will be compromised. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

Our Customer concentration may materially adversely affect our financial condition and results of operations.

A significant percentage of our product shipments are to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 35%, 28% and 27% of our product shipments for the year ended December 31, 2016. If we were to lose the business of one or more of these distributors, or if any of these distributors failed to fulfill their obligations or refused or experienced difficulty in paying us on a timely basis, or negotiated larger discounts, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We face and will continue to face competition from other companies in the pharmaceutical and medical device industries. Xtampza and our product candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, Depomed, Egalet, Endo, Mallinckrodt, Pernix, Pfizer, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

We are highly dependent upon the services of our key personnel, including our President and Chief Executive Officer, Michael T. Heffernan, our Chief Financial Officer, Paul Brannelly, our Chief Commercial Officer, Barry Duke and our Chief Technology Officer, Alison Fleming, PhD. Each employee is employed by us at will and is permitted to terminate his or her employment with us at any time pursuant to the terms of his employment agreement. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Mr. Heffernan, Mr. Brannelly, Mr. Duke or Dr. Fleming could impede the achievement of our development and commercialization objectives.

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2016, holders of an aggregate of approximately 6.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

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

•	a provision dividing our board of directors into three classes, each serving three-year terms;
•	the requirement that the authorized number of our directors be changed only by resolution of our board of directors;
•	a provision that our board of directors shall fill any vacancies on our board of directors, including vacancies resulting from a board of directors’ resolution to increase the number of directors;
•	limitations on the manner in which shareholders can remove directors from the board of directors;
•	the lack of cumulative voting in the election of directors; and
•	the prohibition on shareholders acting by less-than-unanimous written consent.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. Commencing with our annual report on Form 10-K for the year ended December 31, 2016, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended March 31, 2017:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017 through January 31, 2017	3,416	$ 14.95	-	-
February 1, 2017 through February 28, 2017	-	-	-	-
March 1, 2017 through March 31, 2017	-	-	-	-
Total	3,416	$ 14.95	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date: May 10. 2017	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date: May 10. 2017	By:	/s/ PAUL BRANNELLY
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