Form 10-Q
period 2017-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2017-08-09
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 29,566,975 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$111,209	$153,225
Accounts receivable	4,877	2,129
Inventory	1,520	1,316
Prepaid expenses and other current assets	3,009	1,905
Total current assets	120,615	158,575
Property and equipment, net	1,583	1,038
Intangible assets, net	1,925	2,103
Restricted cash	97	97
Other long-term assets	295	204
Total assets	$124,515	$162,017
Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$5,612	$9,106
Accrued expenses	10,199	8,879
Deferred revenue	10,361	4,944
Current portion of term loan payable	2,389	2,667
Total current liabilities	28,561	25,596
Lease incentive obligation	17	34
Term loan payable, long-term	424	1,479
Total liabilities	29,002	27,109
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at June 30, 2017 and December 31, 2016; issued and outstanding shares - none at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at June 30, 2017 and December 31, 2016; issued and outstanding shares - 29,565,411 at June 30, 2017 and 29,364,100 at December 31, 2016	30	29
Additional paid-in capital	362,866	358,063
Accumulated deficit	(267,383)	(223,184)
Total shareholders’ equity	95,513	134,908
Total liabilities and shareholders’ equity	$124,515	$162,017

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Product revenues, net	$3,560	$—	$5,732	$—
Costs and expenses
Cost of product revenues	577	—	948	—
Research and development	2,179	4,301	4,309	8,363
Selling, general and administrative	22,062	20,173	44,909	31,698
Total costs and expenses	24,818	24,474	50,166	40,061
Loss from operations	(21,258)	(24,474)	(44,434)	(40,061)

Interest income (expense), net	137	(46)	235	(111)

Net loss	$(21,121)	$(24,520)	$(44,199)	$(40,172)

Loss per share - basic and diluted	$(0.72)	$(1.05)	$(1.50)	$(1.73)
Weighted-average shares - basic and diluted	29,441,514	23,417,378	29,396,143	23,273,765

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(44,199)	$(40,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	87
Lease incentive	(17)	(17)
Stock-based compensation expense	3,767	2,496
Changes in operating assets and liabilities:
Accounts receivable	(2,748)	(2,952)
Inventories	(204)	(1,214)
Prepaid expenses and other assets	(1,083)	(351)
Accounts payable	(3,494)	2,537
Accrued expenses	1,074	3,308
Deferred revenue	5,417	3,926
Net cash used in operating activities	(41,155)	(32,352)
Investing activities
Purchase of intangible assets	—	(2,500)
Purchases of property and equipment	(478)	(25)
Net cash used in investing activities	(478)	(2,525)
Financing activities
Proceeds from issuances of common stock from public offerings, net of issuance costs of $526	—	51,174
Proceeds from issuances of common stock from employee stock purchase plans	673	—
Repayment of term note	(1,333)	(1,333)
Proceeds from the exercise of stock options	415	86
Payments made for employee restricted stock tax withholdings	(51)	—
Payments of offering costs for at-the-market equity program	(87)	—
Net cash (used in) provided by financing activities	(383)	49,927

Net (decrease) increase in cash and cash equivalents	(42,016)	15,050
Cash and cash equivalents at beginning of period	153,225	95,697
Cash and cash equivalents at end of period	$111,209	$110,747

Supplemental disclosure of cash flow information
Cash paid for offering costs	$87	$512
Cash paid for interest	$88	$159

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$25	$—
Acquisition of property and equipment in accrued expenses	$304	$—

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of June 30, 2017 had an accumulated deficit of $267,383. The Company expects to continue to incur net losses in the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company believes that its cash and cash equivalents at June 30, 2017, together with expected cash inflows from the commercialization of Xtampza will enable the Company to fund its operating expenses, debt service and capital expenditure requirements into 2019. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on the Company’s operations and future prospects.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of June 30, 2017, the results of operations for three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2017, the Company had not sold any ATM Shares under the ATM Sales Agreement.  As of June 30, 2017, the Company has capitalized $112 of deferred offering costs within other long-term assets in connection with the ATM Sales Agreement.

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

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $2,567 and $4,680 in the three months ended June 30, 2017 and 2016, respectively.  Advertising and product promotion costs were $6,427 and $7,006 in the six months ended June 30, 2017 and 2016, respectively.  Advertising and product promotion costs are expensed as incurred.

Recent Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

In May 2014, the FASB, issued Accounting Standards Update, or ASU, 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which has been codified with the Accounting Standards Codification as Topic 606, is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. The Company will adopt the standard in the first quarter of 2018 using the modified retrospective method. The new standard differs from the current accounting standard in many respects, including the accounting for variable consideration, which includes product returns.  The Company sells its product to customers, however, under its current accounting policy, the Company recognizes product revenues and cost of product revenues when product is prescribed directly to a patient, at which time it is no longer subject to return. Under the new standard, the Company will be required to recognize product revenues and cost of product revenues at the time of shipment to customers.  The Company will also be required to estimate returns at the time of shipment.  Although the Company is still evaluating its contracts with customers and assessing the potential impacts of the new standard on existing arrangements, the Company anticipates the adoption may have a material impact on its consolidated financial statements, specifically with respect to the acceleration in the timing of the recognition of revenue and costs of product revenue, based on the required recognition timing differences under the new standard compared to the current standard.

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

3. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Loss attributable to common shareholders — basic and diluted	$(21,121)	$(24,520)	$(44,199)	$(40,172)
Weighted-average number of common shares used in net loss per share - basic and diluted	29,441,514	23,417,378	29,396,143	23,273,765
Loss per share - basic and diluted	$(0.72)	$(1.05)	$(1.50)	$(1.73)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Outstanding stock options	3,124,039	2,290,112	3,124,039	2,290,112
Warrants	2,445	2,445	2,445	2,445
Unvested restricted stock(1)	57,228	107,801	57,228	107,801
Restricted stock units	223,194	41,739	223,194	41,739

(1) - Includes shares of unvested restricted stock remaining from the early exercise of stock options.

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

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2017 and December 31, 2016.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Money market funds, included in cash equivalents	$100,830	$100,830	$—	$—

December 31, 2016
Money market funds, included in cash equivalents	$125,515	$125,515	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices.  As of June 30, 2017 and December 31, 2016 the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and loan payable approximated their estimated fair values because of the short-term nature of these financial instruments.

5. Inventory

Inventory consisted of the following:

	As of June 30,	As of December 31,
	2017	2016
Raw materials	$398	$294
Work in process	—	67
Finished goods	1,122	955
Total inventory	$1,520	$1,316

During the three months ended June 30, 2017, the Company incurred aggregate charges of $257 related to excess inventory compared to zero for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company incurred aggregate charges of $350 related to excess inventory compared to zero for the six months ended June 30, 2016. These expenses were recorded as a component of cost of product revenues.

6. Intangible Asset

In May 2016, the Company entered into an agreement with BioDelivery Sciences International, Inc. (“BDSI”) to license the rights to develop, manufacture, and commercialize Onsolis® (fentanyl buccal soluble film), or Onsolis, in the United States.  Onsolis is a Transmucosal Immediate-Release Fentanyl (“TIRF”) film indicated for the management of breakthrough pain in certain cancer patients. The Company expects to launch the product after the completion of the transfer of manufacturing and required submission to the FDA of a Prior Approval Supplement. Subject to FDA approval of the Prior Approval Supplement, the Company expects to launch Onsolis in mid-2018. In addition, during the term of the License Agreement, milestone payments in the aggregate amount of $21,000 may become payable by the Company subject to the satisfaction of certain commercialization, intellectual property, and net sales milestones, including $4,000 upon the first commercial sale of the product in the U.S.  Finally, the Company will be required to pay royalties in the upper teens based on annual net sales of the product in the U.S. As of June 30, 2017, the Company has not satisfied the criteria for triggering payment of milestones or royalties under the License Agreement and has not recognized any liabilities for such milestones or royalties in its consolidated financial statements.

The Company made an upfront payment of $2,500 and is contractually committed to reimburse BDSI up to a maximum of $2,000 for its out-of-pocket expenses incurred in connection with the manufacturing transfer.  The Company recorded the upfront payment as an intangible asset on the Condensed Consolidated Balance Sheet and will amortize it on a

straight-line basis over the remaining patent life.   As of June 30, 2017, the Company has reimbursed BDSI approximately $1,224 for its out-of-pocket expenses incurred in connection with the manufacturing transfer.

As a result of U.S. Patent No. 9,597,288 being issued in March 2017, the patent protection for Onsolis was extended through July 2027, a period of approximately 11.2 years from the date of original acquisition.  As such, the Company revised the useful life of its intangible asset during the three months ended March 31, 2017 from 3.7 years to 11.2 years.

During the three months ended June 30, 2017, the Company recognized amortization expense of $47 compared to zero for the three months ended June 30, 2016. For the six months ended June 30, 2017 the Company recognized amortization expense of $177 compared to zero for the six months ended June 30, 2016. As of June 30, 2017, the remaining amortization period is approximately 10.1 years and estimated remaining amortization for 2017, 2018, 2019, 2020, 2021 and thereafter is expected to be $95, $191, $191 $191, $191 and $1,066, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2017	2016
Accrued rebates	$2,193	$—
Accrued payroll and related benefits	1,631	1,217
Accrued development costs	1,407	2,485
Accrued bonuses	1,400	2,210
Accrued incentive compensation	1,254	1,160
Accrued sales and marketing	1,202	801
Accrued other operating costs	592	572
Accrued audit and legal	508	416
Accrued interest	12	18
Total accrued expenses	$10,199	$8,879

8. Equity

The changes in shareholders’ equity for the six months ended June 30, 2017 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	29,364,100	$29	$358,063	$(223,184)	$134,908
Exercise of common stock options	127,507	1	414	—	415
Issuance for employee stock purchase plan	66,785	—	673	—	673
Vesting of restricted stock units	10,435	—	—	—	—
Shares withheld for employee taxes upon vesting of restricted stock units	(3,416)	—	(51)	—	(51)
Stock-based compensation	—	—	3,767	—	3,767
Net loss	—	—	—	(44,199)	(44,199)
Balance, June 30, 2017	29,565,411	$30	$362,866	$(267,383)	$95,513

9. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development expenses	$242	$165	$451	$303
Selling, general and administrative expenses	1,704	1,230	3,316	2,193
Total stock-based compensation expense	$1,946	$1,395	$3,767	$2,496

At June 30, 2017, there was approximately $21,344 of unrecognized compensation expense related to unvested options, restricted stock units and restricted stock awards, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

Restricted Stock Awards, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock are authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of June 30, 2017, there were 1,079,440 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options (“ISOs”) and non-qualified options (“NQs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock options generally vest over a four year period of service; however, certain options are also subject to performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

A summary of the Company’s restricted stock award activity for the six months ended June 30, 2017 and related information is as follows:

		Weighted-Average
		Purchase Price
	Shares	per Share
Unvested at December 31, 2016	43,265	$5.73
Granted	—	—
Vested	(16,224)	5.73
Unvested at June 30, 2017 (1)	27,041	$5.73

(1)Excludes 30,187 shares of unvested restricted stock remaining from the early exercise of stock options as of June 30, 2017.

A summary of the Company’s restricted stock units activity for the six months ended June 30, 2017 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2016	41,741	$16.15
Granted	211,018	12.45
Settled	(10,435)	16.15
Forfeited	(19,130)	15.52
Outstanding at June 30, 2017	223,194	$12.71

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2016	2,326,801	$13.07	8.7	$7,927
Granted	1,226,431	12.11
Exercised	(127,507)	3.24
Cancelled	(301,686)	12.88
Outstanding at June 30, 2017	3,124,039	$13.11	8.8	$5,820
Exercisable at June 30, 2017	862,296	$12.78	8.1	$2,170
Vested and expected to vest at June 30, 2017	2,966,766	$13.19	8.8	$5,689

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Six months ended June 30,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Volatility	71%	77%
Expected term (years)	6.02	6.02
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the six months ended June 30, 2017, 66,785 shares of common stock were purchased for total proceeds of $673. The expense for the three months ended June 30, 2017 and 2016 was $108 and $101, respectively. The expense for the six months ended June 30, 2017 and 2016 was $214 and $168, respectively.

10. Commitments and Contingencies

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

The Company’s NDA filing for Xtampza is a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), in this case OxyContin OP. In connection with the 505(b)(2) process, the Company certified to the FDA and notified Purdue Pharma, L.P. (“Purdue”), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin OP in the Orange Book. Under the Hatch-Waxman Act of 1984 (the “Hatch-Waxman Act”), Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA could issue a final regulatory approval for Xtampza, unless the stay was earlier terminated. Purdue exercised its option and elected to sue the Company for infringement in the District of Delaware in March 2015 asserting infringement of three of Purdue’s Orange Book‑listed patents and one non-Orange Book-listed patent. In October 2015, the Delaware case was transferred to Massachusetts. After the Company filed a partial motion for judgment on the pleadings relating to the Orange Book-listed patents, the District Court of Massachusetts ordered judgment in favor of the Company on those three patents, and dismissed the claims asserting infringement of those patents with prejudice. Upon dismissal of those claims, the 30-month stay of FDA approval was lifted. As a result, the Company obtained final approval of its Xtampza ER products and has launched the products commercially.

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

The parties are in the early stages of fact discovery. Written discovery has commenced with depositions expected to commence in the second half of 2017. The parties are also in the claims construction stage of the patent litigation. The parties have briefed their proposed construction. The Company has also filed a motion for summary judgment that the asserted claims of the ’933, ’497, and ’717 patents are invalid and not infringed. The Court heard argument on the claims construction issues and on the Company’s summary judgment motion on June 1, 2017. The Company is not able to predict with certainty when the Court will decide claim construction or the Company’s motion. No trial date has been scheduled.

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

In May 2016, we entered into a License and Development Agreement with BioDelivery Science International, Inc., which grants us an exclusive license to make, use, sell, offer for sale, import, develop and commercialize Onsolis in the United States. Onsolis is a Transmucosal Immediate-Release Fentanyl film indicated for the management of breakthrough pain in cancer patients 18 years of age and older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. We plan to commercialize Onsolis upon receipt of FDA approval of a Prior Approval Supplement for the manufacturing transfer. Subject to such approval, we expect to launch Onsolis in mid-2018.

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

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are detailing Xtampza to approximately 10,400 physicians who write approximately 60% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 140 sales representatives. In addition, we deploy a separate, focused sales team to detail Xtampza to nursing homes, hospices and other institutions treating large populations of the elderly and other patients who need chronic pain relief and have difficulty swallowing.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $44.2 million and $40.2 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $267.4 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we continue to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase in connection with our ongoing activities as we:

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

We believe that our cash and cash equivalents at June 30, 2017, together with expected cash inflows from the commercialization of Xtampza, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2019. In addition, we will seek in the future to fund our operations through additional public or private equity or debt financings or other sources, including from net sales of our products. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects.

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

The critical accounting policies we identified in our Annual Report relate to revenue recognition, inventory, accrued expenses, impairment of long-lived assets, stock-based compensation and income taxes. Estimates include revenue recognition, including the estimates of units prescribed, discounts and allowances related to commercial sales of Xtampza, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, tax valuation reserves and accrued expenses. We base estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the Annual Report.

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

We sell Xtampza in the United States principally to distributors and retailers (“customers”), which in turn sell the product to healthcare providers for the treatment of patients. We provide the right of return to our customers for unopened product for a limited time before and after its expiration date. Given our limited sales history for Xtampza and the inherent uncertainties in estimating product returns, we have determined that the shipments of Xtampza made to our customers thus far do not meet the criteria for revenue recognition at the time of shipment. Accordingly, we recognize revenue when the product is sold-through to patients, provided all other revenue recognition criteria are met.

We invoice our customers upon shipment of Xtampza and record accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price, less any realized adjustments to the gross invoice price. We then recognize revenue when Xtampza is sold-through, or when product is prescribed directly to the patient at which time the right of return has expired. Healthcare providers to whom distributors sell Xtampza hold limited inventory that is designated for patients, thereby limiting the risk of return.

We are continually evaluating our ability to estimate returns based upon our sales history, inventory levels in the distribution channel, returns data for similar products and returns data for Xtampza as the product return periods open.  Our revenue recognition practices may change to being able to recognize revenue upon shipment of the products once we determine we have the ability to demonstrate that all the revenue recognition criteria have been met.

RESULTS OF OPERATIONS

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Product revenues, net	$3,560	$—	$5,732	$—
Cost of product revenues	577	—	948	—
Research and development	2,179	4,301	4,309	8,363
Selling, general and administrative	22,062	20,173	44,909	31,698
Other income (expense)	137	(46)	235	(111)
Net loss	$(21,121)	$(24,520)	$(44,199)	$(40,172)

Comparison of the three months ended June 30, 2017 and June 30, 2016

Product revenues, net were $3.6 million for the three months ended June 30, 2017, or the 2017 Period, compared to zero for the three months ended June 30, 2016, or the 2016 Period.  The $3.6 million increase was due to the commercial launch of Xtampza in June 2016.

Cost of product revenues were $577,000 for the 2017 Period, compared to zero for the 2016 Period.  The $577,000 increase was due to the commercial launch of Xtampza in June 2016.

Research and development expenses were $2.2 million for the 2017 Period, compared to $4.3 million for the 2016 Period.  The $2.1 million decrease was primarily related to:



•	a decrease in clinical trial costs of $1.8 million due to the completion of clinical trials in 2016;
•

a decrease in manufacturing costs associated with Xtampza of $579,000 reflecting that, prior to April 2016, the Company expensed manufacturing costs associated with Xtampza as research and development expense; offset by

•	an increase in manufacturing costs of $209,000 for clinical trials associated with our hydrocodone product candidate.

Selling, general and administrative expenses were $22.1 million for the 2017 Period, compared to $20.2 million for the 2016 Period. The $1.9 million increase was primarily related to:

•	an increase in salaries, wages and benefits of $4.0 million primarily due to an increase from 208 to 219 employees and an increase in stock-based compensation expense;
•	an increase in legal fees of $583,000 primarily due to costs related to litigation;
•	an increase in sales and marketing costs of $482,000 primarily due to continued support of the commercial launch of Xtampza; offset by
•	a decrease in consulting costs of $3.0 million primarily due to lower consulting costs incurred following the launch of Xtampza in June 2016.

Other income was $137,000 for the 2017 Period, compared to $46,000 of other expense for the 2016 Period.  The increase in other income (expense) is primarily related to a decrease in interest expense from our term loan payable as the loan approaches maturity.

Comparison of the six months ended June 30, 2017 and June 30, 2016

Product revenues, net were $5.7 million for the six months ended June 30, 2017, or the 2017 Period, compared to zero for the six months ended June 30, 2016, or the 2016 Period.  The $5.7 million increase was due to the commercial launch of Xtampza in June 2016.

Cost of product revenues were $948,000 for the 2017 Period, compared to zero for the 2016 Period.  The $948,000 increase was due to the commercial launch of Xtampza in June 2016.

Research and development expenses were $4.3 million for the 2017 Period, compared to $8.4 million for the 2016 Period.  The $4.1 million decrease was primarily related to:



•	a decrease in clinical trial costs of $3.2 million due to the completion of clinical trials in 2016;
•

a decrease in manufacturing costs associated with Xtampza of $1.3 million reflecting that, prior to April 2016, the Company expensed manufacturing costs associated with Xtampza as research and development expense; offset by

•	an increase in manufacturing costs of $496,000 for clinical trials associated with our product candidates.

Selling, general and administrative expenses were $44.9 million for the 2017 Period, compared to $31.7 million for the 2016 Period. The $13.2 million increase was primarily related to:

•	an increase in salaries, wages and benefits of $11.3 million primarily due to an increase from 208 to 219 employees and an increase in stock-based compensation expense;
•	an increase in sales and marketing costs of $4.1 million primarily due to continued support of the commercial launch of Xtampza;
•	an increase in legal fees of $1.4 million primarily due to costs related to litigation; offset by
•	a decrease in consulting costs of $3.3 million primarily due to lower consulting costs incurred following the launch of Xtampza in June 2016; and
•	a decrease in distribution and commercial manufacturing costs of $238,000.

Other income was $235,000 for the 2017 Period, compared to $111,000 of other expense for the 2016 Period.  The increase in other income (expense) is primarily related to a decrease in interest expense from our term loan payable as the loan approaches maturity.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock, public offerings of common stock, convertible notes and commercial bank debt. As of June 30, 2017, we had $111.2 million in cash and cash equivalents.

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

In March 2017, we commenced an “at-the-market” offering of our common stock and entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald, as agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. As of June 30, 2017, we had not sold any shares of common stock under the ATM Sales Agreement.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into 2019. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(41,155)	$(32,352)
Net cash used in investing activities	(478)	(2,525)
Net cash (used in) provided by financing activities	(383)	49,927

Operating activities.  Cash used in operating activities was $41.2 million in the 2017 Period, compared to $32.4 million in the 2016 Period. The increase in cash used in operating activities was primarily due to the change in net loss partially offset by changes in the working capital accounts. We expect cash used in operating activities to increase for the foreseeable future as we continue to commercialize Xtampza and fund research, development and clinical activities for additional product candidates.

Investing activities.  Cash used in investing activities was $478,000 in the 2017 Period, compared to $2.5 million in the 2016 Period.  The decrease in cash used in investing activities was due to a one-time upfront fee paid to BDSI in the 2016 Period.

Financing activities.  Cash used in financing activities was $383,000 for the 2017 Period, compared to cash provided of $49.9 million in the 2016 Period.  The increase in cash used by financing activities was primarily due to a decrease in net proceeds from the issuance of common stock from public offerings, which was zero in the 2017 Period and $51.2 million in the 2016 Period.  The $383,000 of cash used in financing activities for the 2017 Period primarily reflects repayments of term note and payments made for employee restricted stock tax withholdings, offset by proceeds from the issuance of shares under our employee stock purchase plan and from exercises of stock options.  Cash provided by financing activities for the 2016 Period primarily reflects net proceeds from the issuance of common stock offset by repayments of term note.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash and cash equivalents consisting of cash and money market funds of $111.2 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, Xtampza. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since 2010, when we divested our former subsidiary, Onset Therapeutics, LLC, to PreCision Dermatology, Inc., we have only generated limited revenue from product sales, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since January 1, 2011. For the year ended December 31, 2016, we reported a net loss of $94.2 million, and we had an accumulated deficit of $223.2 million at December 31, 2016.  For the six months ended June 30, 2017, we reported a net loss of $44.2 million, and we had an accumulated deficit of $267.4 million at June 30, 2017.

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

Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the development of our product candidates and to commercialize Xtampza and any product candidates for which we may receive regulatory approval. We believe that our existing cash and cash equivalents and expected revenue contributions from Xtampza will be sufficient to fund our operations into 2019, including the commercialization of Xtampza, and the continuation of our development of our product candidates. However, we may require additional capital for the further commercialization of Xtampza and our product candidates and may also need to raise additional funds sooner in order to continue development of our product candidates.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing shareholders’ ownership. The incurrence of additional indebtedness could result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Xtampza or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our predecessor was originally incorporated in Delaware in April 2002 under the name Collegium Pharmaceuticals, Inc. In October 2003, our predecessor changed its name to Collegium Pharmaceutical, Inc. In July 2014, we reincorporated in the Commonwealth of Virginia pursuant to a merger whereby Collegium Pharmaceutical, Inc., a Delaware corporation, merged with and into Collegium Pharmaceutical, Inc., a Virginia corporation, with the Virginia corporation surviving the merger. From 2002 until 2010, our operations focused primarily on marketing proprietary therapies to the wound care and dermatology industry through our former subsidiary, Onset Therapeutics, LLC, which was spun off and became a part of PreCision Dermatology, Inc. in 2010. Since 2010, our operations have focused primarily on developing the DETERx technology platform and identifying and developing product candidates that utilize the DETERx technology, including our first product, Xtampza. Although the FDA has approved Xtampza, we have not yet demonstrated an ability to commercialize a product successfully. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

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

•	our ability to manufacture commercial quantities of Xtampza at reasonable cost and with sufficient speed to meet commercial demand;
•	our ability to continue to build and retain a sales and marketing organization to market Xtampza;
•	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza;
•	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments for chronic pain and chronic pain with dysphagia;
•	our ability to successfully defend any challenges to our intellectual property relating to Xtampza;
•	the availability of coverage and adequate reimbursement for Xtampza; and
•	a continued acceptable safety profile of Xtampza following approval.

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

It is estimated that the U.S. market includes approximately 11 million patients with chronic pain with dysphagia. Our Xtampza microspheres are designed to be removed from the capsule and sprinkled on food or into a cup, and then directly into the mouth, or in feeding tubes, without compromising their extended-release properties. On April 26, 2016, the FDA granted approval for the Xtampza NDA, including an approved product label. The FDA could change the product labeling. If the product label for Xtampza is modified in the future so as to exclude the flexible dose administration options, or the FDA requires us to have a boxed warning similar to competitor product labeling stating that “crushing, dissolving or chewing can cause rapid release and absorption of a potentially fatal dose of the active drug,” it will limit our ability to differentiate Xtampza from other abuse-deterrent opioid formulations on the basis of flexible dosing options, and we may not be able to market Xtampza to patients with chronic pain with dysphagia. As a result, this may have an adverse effect on our business and our prospects for future growth.

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

In connection with any NDA that we file under Section 505(b)(2), we are required to notify the patent holders of the reference listed drug that we have certified to the FDA that any patents listed for the reference listed drug in the FDA’s Orange Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our drug. If the patent holder files a patent infringement lawsuit against us within 45 days of its receipt of notice of our certification, the FDA is automatically prevented from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patents, settlement of the lawsuit or a court decision in the infringement case that is favorable to us. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before our product candidates may be commercialized.

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

We began the commercial launch of Xtampza, our first approved product, in June 2016. Accordingly, we have only generated limited revenues from product sales. To be profitable, in addition to commercializing Xtampza, we must successfully research, develop, obtain regulatory approval for, manufacture, launch, market and distribute product candidates under development. For each product candidate that we intend to commercialize, we must successfully meet a number of critical developmental milestones, including:

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

Even if we comply with all FDA pre-approval regulatory requirements, the FDA may determine that our product candidates are not safe or effective, and we may never obtain final regulatory approval for such product candidates. If we fail to obtain final regulatory approval for some or all of our product candidates, we will have fewer commercial products and correspondingly lower product revenues. Even if our product candidates receive final regulatory approval, such final regulatory approval may involve limitations on the indications and conditions of use or marketing claims for our products, or may not include certain abuse-deterrence claims or clinical trial data that we have sought, and will seek, to include in the product label. If we do not receive regulatory approval to include certain abuse-deterrence claims, or certain clinical data, in our product labels, our ability to successfully commercialize our products may be limited and our financial results may be adversely impacted. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products and addition of warnings or other statements on the product label. The FDA may require us to perform lengthy Phase 4 post-approval clinical efficacy or safety trials. Post approval, the FDA may require us to study, as it has with respect to Xtampza, the serious risks of misuse, abuse, addiction, overdose, and death associated with long-term use of our medications for the management of chronic pain, as well as other risks. The FDA may also impose additional post-marketing requirements, which will be very expensive to satisfy.

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

We invest substantial time and money conducting Category 1, Category 2 and Category 3 abuse deterrent studies to ensure that our product candidates developed with our DETERx technology comply with the FDA’s April 2015 guidance regarding opioid abuse deterrence. Our failure to achieve FDA approval of product labeling containing such information will prevent or substantiality limit our promotion of the abuse deterrent features of our product candidates in order to differentiate them from other opioid products containing the same active ingredients. This would make our products less competitive in the market. There can be no assurance that any of our product candidates will receive final FDA-approved product labeling that describes the abuse deterrent features of such products. Furthermore, the FDA’s April 2015 final guidance on abuse deterrent opioids makes clear that the FDA expects sponsors to compare their formulations against approved abuse deterrent versions of the same opioid based on the relevant categories of testing. If a proposed product is less resistant to manipulation than an approved product, the FDA has stated that the proposed product may not be eligible for product labeling regarding abuse deterrent properties. If the FDA does not approve product labeling containing abuse deterrence claims, we will not be able to promote such products based on their abuse deterrent features, may not be able to differentiate such products from other opioid products containing the same active ingredients, and may need to lower the price of our products to the extent that there are competing products with abuse deterrent claims on their product labels.

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

With respect to patent rights, our patent applications may not issue into patents, and any issued patents may not provide protection against competitive technologies, may be held invalid or unenforceable if challenged or may be interpreted in a manner that does not adequately protect our technology, product candidates or future product candidates. Even if our patent applications issue into patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. The examination process may require us to narrow the claims in our patents, which may limit the scope of patent protection that may be obtained. Our competitors may design around or otherwise circumvent patents issued to us or licensed by us.

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

If Xtampza or our product candidates for which we receive final regulatory approval, fail to achieve an adequate level of acceptance by physicians, healthcare payors, patients or the medical community, we will not be able to generate significant revenue, and we may not become or remain profitable. Since we expect to rely on sales generated by Xtampza for substantially all of our revenues for the foreseeable future, the failure of Xtampza to find market acceptance would harm our business prospects.

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

Cost reduction legislation could decrease the coverage and price that we receive for any approved products, including for reimbursement through Medicare and private payors.

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

Laws intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms may continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

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

The FDA continues to evaluate extended release and abuse-deterrent opioids in the postmarket setting. In March 2017, the FDA’s Advisory Committee met to discuss OPANA ER (oxymorphone hydrochloride) extended release tablets. A majority of the Advisory Committee voted that the benefits do not outweigh the risks of OPANA ER. Upon the FDA’s subsequent request in June 2017, OPANA ER was removed from the market. Also, in July 2017, the FDA held a public workshop to discuss available data and methods to assess the impact of opioid formulations with abuse-deterrent properties on misuse, abuse, addiction, overdose, and death in the postmarket context. The FDA will continue to scrutinize the impact of abuse-deterrent opioids and in the future could impose further restrictions to products currently on the market, which may include changing labeling, imposing additional prescribing restrictions, or seeking a product’s removal from the market.

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

We are highly dependent upon the services of our key personnel, including our President and Chief Executive Officer, Michael T. Heffernan, our Chief Financial Officer, Paul Brannelly, our Chief Operating Officer, Joseph Ciaffoni and our Chief Technology Officer, Alison Fleming, PhD. Each employee is employed by us at will and is permitted to terminate his or her employment with us at any time pursuant to the terms of his employment agreement. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Mr. Heffernan, Mr. Brannelly, Mr. Ciaffoni or Dr. Fleming could impede the achievement of our development and commercialization objectives.

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

In addition, persons associated with Longitude Capital Partners, LLC and Skyline Venture Partners V, L.P. currently serve on our board of directors. The interests of Longitude Capital Partners, LLC and Skyline Venture Partners V, L.P. may not always coincide with the interests of the other shareholders, and the concentration of control in Longitude Capital Partners, LLC and Skyline Venture Partners V, L.P. limits other shareholders’ ability to influence corporate matters. We may also take actions that our other shareholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause a decline in our stock price.

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

In addition, as of June 30, 2017, there were (a) outstanding options to purchase an aggregate of 3,124,039 shares of our common stock at a weighted average exercise price of $13.11 per share, of which options to purchase 862,296 shares of our common stock were then exercisable, and (b) 2,445 shares of common stock issuable upon the exercise of warrants to purchase common stock at a weighted-average exercise price of $12.27 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our registered equity securities during the quarter covered by this Quarterly Report on Form 10-Q.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date: August 9, 2017	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date: August 9, 2017	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

10.1	Employment Agreement dated May 31, 2017, by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.(1)
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

(1) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2017.