Form 10-Q
period 2017-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2017-11-08
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 32,562,277 shares of Common Stock, $0.001 par value per share, outstanding.

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

These and other risks are described under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission, or the SEC, on March 10, 2017 for the year ended December 31, 2016, or Annual Report, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC, including in this Quarterly Report on Form 10-Q. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$107,611	$153,225
Accounts receivable	5,823	2,129
Inventory	1,401	1,316
Prepaid expenses and other current assets	4,061	1,905
Total current assets	118,896	158,575
Property and equipment, net	1,632	1,038
Intangible assets, net	1,877	2,103
Restricted cash	97	97
Other long-term assets	171	204
Total assets	$122,673	$162,017
Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$4,982	$9,106
Accrued expenses	19,268	8,879
Deferred revenue	—	4,944
Current portion of term loan payable	2,146	2,667
Total current liabilities	26,396	25,596
Lease incentive obligation	8	34
Term loan payable, long-term	—	1,479
Total liabilities	26,404	27,109
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at September 30, 2017 and December 31, 2016; issued and outstanding shares - none at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at September 30, 2017 and December 31, 2016; issued and outstanding shares - 30,765,100 at September 30, 2017 and 29,364,100 at December 31, 2016	31	29
Additional paid-in capital	376,884	358,063
Accumulated deficit	(280,646)	(223,184)
Total shareholders’ equity	96,269	134,908
Total liabilities and shareholders’ equity	$122,673	$162,017

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Product revenues, net	$11,950	$408	$17,682	$408
Costs and expenses
Cost of product revenues	553	29	1,501	29
Research and development	2,069	3,254	6,378	11,617
Selling, general and administrative	22,758	23,567	67,667	55,266
Total costs and expenses	25,380	26,850	75,546	66,912
Loss from operations	(13,430)	(26,442)	(57,864)	(66,504)

Interest income (expense), net	167	(2)	402	(113)

Net loss	$(13,263)	$(26,444)	$(57,462)	$(66,617)

Loss per share - basic and diluted	$(0.45)	$(1.13)	$(1.95)	$(2.85)
Weighted-average shares - basic and diluted	29,753,043	23,460,340	29,517,396	23,334,558

See accompanying notes to the condensed consolidated financial statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(57,462)	$(66,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	360
Lease incentive	(26)	(25)
Stock-based compensation expense	5,867	4,137
Changes in operating assets and liabilities:
Accounts receivable	(3,694)	(1,679)
Inventories	(85)	(1,576)
Prepaid expenses and other assets	(33)	(114)
Accounts payable	(4,124)	5,401
Accrued expenses	10,315	4,409
Deferred revenue	(4,944)	3,938
Net cash used in operating activities	(53,722)	(51,766)
Investing activities
Purchase of intangible assets	—	(2,500)
Purchases of property and equipment	(818)	(136)
Net cash used in investing activities	(818)	(2,636)
Financing activities
Proceeds from issuances of common stock from public offerings, net of issuance costs of $507 and $526	9,425	51,619
Proceeds from issuances of common stock from employee stock purchase plans	1,141	—
Repayment of term note	(2,000)	(2,000)
Proceeds from the exercise of stock options	428	114
Payments made for employee restricted stock tax withholdings	(68)	—
Net cash provided by financing activities	8,926	49,733

Net (decrease) increase in cash and cash equivalents	(45,614)	(4,669)
Cash and cash equivalents at beginning of period	153,225	95,697
Cash and cash equivalents at end of period	$107,611	$91,028

Supplemental disclosure of cash flow information
Cash paid for offering costs	$447	$512
Cash paid for interest	$121	$226

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$60	$—
Receivable from issuance of common stock from at-the-market offering in other current assets	$2,090	—
Acquisition of property and equipment in accrued expenses	$97	$—

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of September 30, 2017 had an accumulated deficit of $280,646. The Company expects to continue to incur net losses in the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company believes that its cash and cash equivalents at September 30, 2017, together with expected cash inflows from the commercialization of Xtampza, as well as proceeds from its ATM offering through October 2017 (see note 2), will enable the Company to fund its operating expenses, debt service and capital expenditure requirements into mid-2019. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on the Company’s operations and future prospects.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position as of September 30, 2017, the results of operations for three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of Xtampza, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, tax valuation reserves and accrued expenses. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report.

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

As of September 30, 2017, the Company had sold an aggregate of 1,148,466 ATM Shares under the ATM Sales Agreement at an average gross sales price of $10.42 per share generating net proceeds of $11,455, after deduction of underwriting discounts and commissions and expenses payable by the Company, all of which were sold during the three months ended September 30, 2017.

Revenue Recognition

Revenue for product sales is recognized when there is persuasive evidence of an arrangement, title and risk of loss have passed to the customer, which generally occurs upon delivery, and when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable, and when collectability is reasonably assured.  Product sales are recorded net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns.

Beginning in the third quarter of 2017, the Company has determined that it has sufficient experience with sales of Xtampza to estimate its returns at time of shipment.  The Company sells its products primarily to distributors and retailers (“customers”), which in turn sell the product to pharmacies for the treatment of patients. The Company provides the right of return to its customers for a limited time before and after its expiration date. As a result of its experience to date with Xtampza sales, the Company determined that it can reasonably estimate the amount of future product returns. The effect on income from operations and on net income is that the Company is able to recognize revenue earlier on the sell-in method, net of a provision for estimated returns, because the Company can record revenue once sold to the customer rather than waiting until the product is sold to the end user on a sell-through method.  The Company recorded a one-time $4,377 increase to revenues during the three months ended September 30, 2017 as a result of the Company’s change to the sell-in method in the third quarter of 2017.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

In October 2017, the Company sold an additional 1,793,290 ATM Shares under the ATM Sales Agreement at an average gross sales price of $11.29 per share generating net proceeds of $19,646, after deduction of underwriting discounts and commissions and expenses payable by the Company.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $2,489 and $3,486 in the three months ended September 30, 2017 and 2016 respectively.  Advertising and product promotion costs were $8,916 and $10,492 in the nine months ended September 30, 2017 and 2016 respectively.  Advertising and product promotion costs are expensed as incurred.

Recent Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

In May 2014, the FASB, issued Accounting Standards Update, or ASU, 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which has been codified with the Accounting Standards Codification as Topic 606, is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. The Company will adopt the standard in the first quarter of 2018 using the modified retrospective method. The new standard differs from the current accounting standard in many respects, including the accounting for variable consideration. Under the Company’s current accounting policy, the Company recognizes product revenues and cost of product revenues at time of delivery to customers. The Company is still evaluating its contracts with customers and assessing the potential impacts of the new standard on existing arrangements. However, the Company does not expect the implementation of this guidance will have a material impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to change significantly.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, and in November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in these updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt these standards in the first quarter of 2018 using the retrospective transition method as required with respect to each period presented.  The Company expects the adoption of these standards will result in an increase in net cash provided by investing activities of $16 for the year ended December 31, 2015.  The Company does not expect the adoption of these standards to have a material impact on its consolidated financial statements for the years ended December 31, 2016 or December 31, 2017.

3. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Loss attributable to common shareholders — basic and diluted	$(13,263)	$(26,444)	$(57,462)	$(66,617)
Weighted-average number of common shares used in net loss per share - basic and diluted	29,753,043	23,460,340	29,517,396	23,334,558
Loss per share - basic and diluted	$(0.45)	$(1.13)	$(1.95)	$(2.85)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Outstanding stock options	3,056,954	2,258,775	3,056,954	2,258,775
Warrants	2,445	2,445	2,445	2,445
Unvested restricted stock(1)	44,586	95,159	44,586	95,159
Restricted stock units	218,872	41,739	218,872	41,739

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

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at September 30, 2017 and December 31, 2016.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Money market funds, included in cash equivalents	$81,026	$81,026	$—	$—

December 31, 2016
Money market funds, included in cash equivalents	$125,515	$125,515	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices.  As of September 30, 2017 and December 31, 2016 the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, deferred revenue and loan payable approximated their estimated fair values because of the short-term nature of these financial instruments.

5. Inventory

Inventory consisted of the following:

	As of September 30,	As of December 31,
	2017	2016
Raw materials	$599	$294
Work in process	168	67
Finished goods	634	955
Total inventory	$1,401	$1,316

The aggregate charges related to excess inventory for both the nine months ended September 30, 2017 and 2016 were immaterial. These expenses were recorded as a component of cost of product revenues.

6. Intangible Asset

In May 2016, the Company entered into an agreement with BioDelivery Sciences International, Inc. (“BDSI”) to license the rights to develop, manufacture, and commercialize Onsolis® (fentanyl buccal soluble film), or Onsolis, in the United States.  Onsolis is a Transmucosal Immediate-Release Fentanyl (“TIRF”) film indicated for the management of breakthrough pain in certain cancer patients. The Company expects to launch the product after the completion of the transfer of manufacturing and required submission to the FDA of a Prior Approval Supplement. Subject to FDA approval of the Prior Approval Supplement, the Company expects to launch Onsolis in mid-2018. In addition, during the term of the License Agreement, milestone payments in the aggregate amount of $21,000 may become payable by the Company subject to the satisfaction of certain commercialization, intellectual property, and net sales milestones, including $4,000 upon the first commercial sale of the product in the U.S.  Finally, the Company will be required to pay royalties in the upper teens based on annual net sales of the product in the U.S. As of September 30, 2017, the Company has not satisfied the criteria for triggering payment of milestones or royalties under the License Agreement and has not recognized any liabilities for such milestones or royalties in its consolidated financial statements.

The Company made an upfront payment of $2,500 and is contractually committed to reimburse BDSI up to a maximum of $2,000 for its out-of-pocket expenses incurred in connection with the manufacturing transfer.  The Company recorded the upfront payment as an intangible asset on the Condensed Consolidated Balance Sheet and will amortize it on a straight-line basis over the remaining patent life.   As of September 30, 2017, the Company has reimbursed BDSI approximately $1,391 for its out-of-pocket expenses incurred in connection with the manufacturing transfer.

As a result of U.S. Patent No. 9,597,288 being issued in March 2017, the patent protection for Onsolis was extended through July 2027, a period of approximately 11.2 years from the date of original acquisition.  As such, the Company revised the useful life of its intangible asset during the three months ended March 31, 2017 from 3.7 years to 11.2 years.

During the three months ended September 30, 2017, the Company recognized amortization expense of $48 compared to $227 for the three months ended September 30, 2016. For the nine months ended September 30, 2017 the Company recognized amortization expense of $225 compared to $227 for the nine months ended September 30, 2016. As of September 30, 2017, the remaining amortization period is approximately 9.8 years and estimated remaining amortization for 2017, 2018, 2019, 2020, 2021 and thereafter is expected to be $47, $191, $191 $191, $191 and $1,066, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2017	2016
Accrued rebates, returns and discounts	$10,345	$—
Accrued bonuses	2,089	2,210
Accrued payroll and related benefits	1,762	1,217
Accrued incentive compensation	1,671	1,160
Accrued development costs	1,120	2,485
Accrued sales and marketing	1,076	801
Accrued other operating costs	792	572
Accrued audit and legal	404	416
Accrued interest	9	18
Total accrued expenses	$19,268	$8,879

8. Equity

The changes in shareholders’ equity for the nine months ended September 30, 2017 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	29,364,100	$29	$358,063	$(223,184)	$134,908
Exercise of common stock options	131,755	1	427	—	428
Issuance for employee stock purchase plan	110,841	—	1,141	—	1,141
Vesting of restricted stock units	14,757	—	—	—	—
Shares withheld for employee taxes upon vesting of restricted stock units	(4,819)	—	(68)	—	(68)
Issuance of common stock resulting from at-the-market transactions, net of issuance costs of $507	1,148,466	1	11,454	—	11,455
Stock-based compensation	—	—	5,867	—	5,867
Net loss	—	—	—	(57,462)	(57,462)
Balance, September 30, 2017	30,765,100	$31	$376,884	$(280,646)	$96,269

9. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development expenses	$222	$171	$673	$474
Selling, general and administrative expenses	1,878	1,470	5,194	3,663
Total stock-based compensation expense	$2,100	$1,641	$5,867	$4,137

At September 30, 2017, there was approximately $18,889 of unrecognized compensation expense related to unvested options, restricted stock units and restricted stock awards, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

Restricted Stock Awards, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock are authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of September 30, 2017, there were 1,142,277 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options (“ISOs”) and non-qualified options (“NQs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock options generally vest over a four year period of service; however, certain options are also subject to performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2017 and related information is as follows:

		Weighted-Average
		Purchase Price
	Shares	per Share
Unvested at December 31, 2016	43,265	$5.73
Granted	—	—
Vested	(24,336)	5.73
Unvested at September 30, 2017 (1)	18,929	$5.73

(1)Excludes 25,657 shares of unvested restricted stock remaining from the early exercise of stock options as of September 30, 2017.

A summary of the Company’s restricted stock units activity for the nine months ended September 30, 2017 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2016	41,741	$16.15
Granted	211,018	12.45
Settled	(14,757)	16.15
Forfeited	(19,130)	15.52
Outstanding at September 30, 2017	218,872	$12.64

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2016	2,326,801	$13.07	8.7	$7,927
Granted	1,261,373	12.06
Exercised	(131,755)	3.25
Cancelled	(399,465)	13.62
Outstanding at September 30, 2017	3,056,954	$13.00	8.6	$3,604
Exercisable at September 30, 2017	940,101	$12.80	7.8	$1,727
Vested and expected to vest at September 30, 2017	2,909,114	$13.08	8.5	$3,571

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Nine months ended September 30,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Volatility	71%	77%
Expected term (years)	6.01	6.02
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the nine months ended September 30, 2017,  110,841 shares of common stock were purchased for total proceeds of $1,141. The expense for the three months ended September 30, 2017 and 2016 was $74 and $143, respectively. The expense for the nine months ended September 30, 2017 and 2016 was $288 and $311, respectively.

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

In April 2017, Purdue filed another suit asserting infringement of U.S. Patent No. 9,522,919, related to the previously asserted ’933 patent, which recently issued and was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. Purdue has similarly made a demand for monetary relief and has requested judgment of infringement and an injunction on the sale of the Company’s accused products. The Company will oppose this action.

In September 2017, Purdue filed another suit in the United States District Court, District of Massachusetts, asserting infringement of U.S. Patent No. 9,693,961 (the “’961” patent).  The ʼ961 patent is not Orange Book-listed and is unrelated to the patents asserted in the lead case.  Because the ʼ961 patent is not Orange Book-listed, it cannot trigger any stay of FDA approval.  Purdue has similarly made a demand for monetary relief and has requested judgment of infringement and an injunction on the sale of the Company’s accused products.  The Company has not yet filed an answer or otherwise responded to this Complaint.

In October 2017, and in response to the filing of the Company’s supplemental New Drug Application (“NDA”), Purdue filed another suit in the United States District Court, District of Massachusetts, asserting infringement of the ʼ933 and ʼ919 patent.  At this time, it is unclear if the suit will trigger an additional stay of FDA approval of the Company’s label change proposed by its supplemental NDA. The Company has not yet filed an answer or otherwise responded to this Complaint.

Purdue continues to assert infringement of four remaining patents by the Company in the lead case, which are the ʼ919 patent, the ʼ933 patent, U.S. Patent No. 8,652,497, U.S.  and U.S. Patent No. 9,155,717.

The parties are in the early stages of fact discovery. Written discovery has commenced with depositions expected to commence in the fourth quarter of 2017. The parties are also in the claims construction stage of the patent litigation. The parties have briefed their proposed construction. The Company has also filed a motion for summary judgment that the asserted claims of the ’933, ’497, and ’717 patents are invalid and not infringed. The Court heard argument on the claims construction issues and on the Company’s summary judgment motion on June 1, 2017. The Company is not able to predict with certainty when the Court will decide claim construction or the Company’s motion. No trial date has been scheduled.

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

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $2.1 billion in U.S. sales in 2016. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In October 2016, we announced the submission of a Supplemental New Drug Application to the FDA for Xtampza to include comparative oral pharmacokinetic data from a recently completed clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release). In March 2017, we amended the Supplemental New Drug Application to include data from a human abuse potential study. In November 2017, the FDA approved our Supplemental New Drug Application. The updated Xtampza label includes: comparative pharmacokinetic data, results from an oral human abuse potential study and an oral abuse deterrent claim.

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

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are detailing Xtampza to approximately 10,400 physicians who write approximately 60% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 170 sales representatives. In addition, we deploy a separate, focused sales team to detail Xtampza to nursing homes, hospices and other institutions treating large populations of the elderly and other patients who need chronic pain relief and have difficulty swallowing.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $57.5 million and $66.6 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $280.6 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the foreseeable future as we continue to commercialize Xtampza. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase in connection with our ongoing activities as we:

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

We believe that our cash and cash equivalents at September 30, 2017,  together with expected cash inflows from the commercialization of Xtampza, as well as proceeds from our ATM offering through October 2017, will enable us to fund our operating expenses, debt service and capital expenditure requirements into mid-2019. In addition, we will seek in the future to fund our operations through additional public or private equity or debt financings or other sources, including from net sales of our products. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects.

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

The critical accounting policies we identified in our Annual Report relate to revenue recognition, inventory, accrued expenses, impairment of long-lived assets, stock-based compensation and income taxes. Estimates include revenue recognition, including the estimates of units prescribed, discounts and allowances related to commercial sales of Xtampza, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, tax valuation reserves and accrued expenses. We have also identified the estimate of product returns as a  significant estimate in the interim period ended September 30, 2017.  We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

Revenue Recognition

Revenue for product sales is recognized when there is persuasive evidence of an arrangement, title and risk of loss have passed to the customer, which generally occurs upon delivery, when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable, and when collectability is reasonably assured.  Product sales are recorded net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns.

Beginning in the third quarter of 2017, we determined that we have sufficient experience with sales of Xtampza to estimate returns at time of shipment. We sell our products primarily to distributors and retailers, or customers,  which in turn sell the product to pharmacies for the treatment of patients. We provide the right of return to our customers for a limited time before and after its expiration date. As a result of our experience to date with Xtampza, we determined that we can reasonably estimate the amount of future product returns. The effect on income from operations and on net income is that we are able to recognize revenue earlier on the sell-in method, net of a provision for estimated returns, because we can record revenue once sold to the customer rather than waiting until the product is sold to the end user on a sell-through method.    The Company recorded a one-time $4.4 million increase to revenues during the three months ended September 30, 2017 as a result of the Company’s change to the sell-in method in the third quarter of 2017.

RESULTS OF OPERATIONS

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Product revenues, net	$11,950	$408	$17,682	$408
Cost of product revenues	553	29	1,501	29
Research and development	2,069	3,254	6,378	11,617
Selling, general and administrative	22,758	23,567	67,667	55,266
Interest income (expense), net	167	(2)	402	(113)
Net loss	$(13,263)	$(26,444)	$(57,462)	$(66,617)

Comparison of the three months ended September 30, 2017 and September 30, 2016

Product revenues, net were $12.0 million for the three months ended September 30, 2017, or the 2017 Quarter, compared to $408,000 for the three months ended September 30, 2016, or the 2016 Quarter.  The $11.6 million increase was primarily related to a $5.9 million increase in sold-through units of Xtampza, as well as a $1.3 million increase as a result of changing to the sell-in method in the 2017 Quarter.  In addition, a $4.4 million increase to revenues was recorded in the 2017 Quarter to recognize revenue from shipments from prior periods as a result of changing to the sell-in method in the 2017 Quarter.

Cost of product revenues were $553,000 for the 2017 Quarter, compared to $29,000 for the 2016 Quarter.  The $524,000 increase was primarily related to increased sales in the 2017 Quarter.

Research and development expenses were $2.1 million for the 2017 Quarter, compared to $3.3 million for the 2016 Quarter.  The $1.2 million decrease was primarily related to:



•	a decrease in clinical trial costs of $604,000 due to the completion of certain clinical trials in 2016; and
•	a decrease in regulatory costs of $498,000 following the FDA approval and launch of Xtampza in 2016.

Selling, general and administrative expenses were $22.8 million for the 2017 Quarter, compared to $23.6 million for the 2016 Quarter. The $0.8 million decrease was primarily related to:

•	a decrease in Post Marketing Requirement (“PMR”) costs required with FDA approval of Xtampza of $4.4 million primarily due to higher one-time costs incurred upon the launch of Xtampza; offset by
•

an increase in salaries, wages and benefits of $2.5 million primarily due to an increase from 201 to 235 employees, including an increase in incentive compensation and stock-based compensation expense;

•	an increase in legal fees of $567,000 primarily due to costs related to litigation; and
•	an increase in sales training costs of $422,000 primarily due to the ongoing training of our sales force.

Interest income was $167,000 for the 2017 Quarter, compared to $2,000 of interest expense for the 2016 Quarter.  The increase in interest income (expense) is primarily due to higher interest rates on money market funds, as well as a decrease in interest expense from our term loan payable as the loan approaches maturity.

Comparison of the nine months ended September 30, 2017 and September 30, 2016

Product revenues, net were $17.7 million for the nine months ended September 30, 2017, or the 2017 Period, compared to $408,000 for the nine months ended September 30, 2016, or the 2016 Period.  The $17.3 million increase was primarily related to an increase in sold-through units of Xtampza, as well as an increase in revenues as a result of changing to the sell-in method in the third quarter of 2017 as discussed in the section above.

Cost of product revenues were $1.5 million for the 2017 Period, compared to $29,000 for the 2016 Period.  The $1.5 million increase was primarily related to increased sales in the 2017 Period.

Research and development expenses were $6.4 million for the 2017 Period, compared to $11.6 million for the 2016 Period.  The $5.2 million decrease was primarily related to:



•	a decrease in clinical trial costs of $3.8 million due to the completion of certain clinical trials in 2016;
•

a decrease in Xtampza manufacturing costs associated of $1.3 million reflecting that, prior to April 2016, the Company expensed manufacturing costs associated with Xtampza as research and development expense;

•	a decrease in consulting costs of $840,000 due to lower consulting costs incurred following the launch of Xtampza in June 2016; offset by
•	an increase in non-clinical trial costs of $506,000 required with FDA approval of Xtampza; and
•	an increase in product candidate manufacturing costs of $336,000 for clinical trials.

Selling, general and administrative expenses were $67.7 million for the 2017 Period, compared to $55.3 million for the 2016 Period. The $12.4 million increase was primarily related to:

•

an increase in salaries, wages and benefits of $13.8 million primarily due to an increase from 201 to 235 employees, including an increase in incentive compensation and stock-based compensation expense;

•	an increase in legal fees of $2.0 million primarily due to costs related to litigation; offset by
•	a decrease in PMR costs required with FDA approval of Xtampza of $3.8 million primarily due to higher one-time costs incurred upon the launch of Xtampza.

Interest income was $402,000 for the 2017 Period, compared to $113,000 of interest expense for the 2016 Period.  The increase in interest income (expense) is primarily due to higher interest rates on money market funds, as well as a decrease in interest expense from our term loan payable as the loan approaches maturity.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock, public offerings of common stock, convertible notes and commercial bank debt. As of September 30, 2017, we had $107.6 million in cash and cash equivalents.

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

In March 2017, we commenced an “at-the-market” offering of our common stock and entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald, as agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. As of September 30, 2017, we had sold an aggregate of 1,148,466 shares of common stock under the ATM Sales Agreement at an average gross sales price of $10.42 per share generating net proceeds of $11.5 million,  after deduction of underwriting discounts and commissions and expenses payable by us, all of which were sold during the three months ended September 30, 2017. In October 2017, the Company sold an additional 1,793,290 ATM Shares under the ATM Sales Agreement at an average gross sales price of $11.29 per share generating net proceeds of $19.6 million, after deduction of underwriting discounts and commissions and expenses payable by the Company. The proceeds from the sales during the three months ended September 30, 2017 and October 2017 were used to fund the continued commercialization of Xtampza, research and development efforts of our other product candidates, working capital and other general corporate purposes.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents,  as well as proceeds from our ATM offering through October 2017, will be sufficient to fund our operations into mid-2019. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(53,722)	$(51,766)
Net cash used in investing activities	(818)	(2,636)
Net cash provided by financing activities	8,926	49,733

Operating activities.  Cash used in operating activities was $53.7 million in the 2017 Period, compared to $51.8 million in the 2016 Period. The increase in cash used in operating activities was primarily due to changes in the working capital accounts partially offset by the change in net loss. We expect cash used in operating activities to increase for the foreseeable future as we continue to commercialize Xtampza and fund research, development and clinical activities for additional product candidates.

Investing activities.  Cash used in investing activities was $818,000 in the 2017 Period, compared to $2.6 million in the 2016 Period.  The decrease in cash used in investing activities was primarily due to a one-time upfront fee paid to BDSI in the 2016 Period.

Financing activities.  Cash provided by financing activities was $8.9 million for the 2017 Period, compared to cash provided of $49.7 million in the 2016 Period.  The decrease in cash provided by financing activities was primarily due to a decrease in net proceeds from the issuance of common stock from public offerings, which was $9.4 million in the 2017 Period and $51.6 million in the 2016 Period.  The $8.9 million of cash provided by financing activities for the 2017 Period primarily reflects net proceeds from the issuance of common stock from public offerings,  proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by repayments of term note and payments made for employee restricted stock tax withholdings.  Cash provided by financing activities for the 2016 Period primarily reflects net proceeds from the issuance of common stock from public offerings offset by repayments of term note.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents consisting of cash and money market funds of $107.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, Xtampza. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since 2010, we have only generated limited revenue from product sales, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since January 1, 2011. For the year ended December 31, 2016, we reported a net loss of $94.2 million, and we had an accumulated deficit of $223.2 million at December 31, 2016.  For the nine months ended September 30, 2017, we reported a net loss of $57.5 million, and we had an accumulated deficit of $280.6 million at September 30, 2017.

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

•	set a commercially viable price for our products;
•	manufacture commercial quantities of our products at acceptable cost levels;
•	develop a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained commercialization rights;
•	find suitable distribution collaborators to help us market, sell and distribute our products, if approved, in markets outside the United States;
•	obtain coverage and adequate reimbursement from third parties, including government payors;
•	successfully complete development activities, including the necessary clinical trials, with respect to our product candidates;
•	complete and submit regulatory submissions to the FDA and obtain regulatory approval; and
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities, if we choose to commercialize our product candidates outside the United States.

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

Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the development of our product candidates and to commercialize Xtampza and any product candidates for which we may receive regulatory approval. We believe that our existing cash and cash equivalents and expected revenue contributions from Xtampza, as well as proceeds from our ATM offering through October 2017,  will be sufficient to fund our operations into mid-2019, including the commercialization of Xtampza, and the continuation of our development of our product candidates. However, we may require additional capital for the further commercialization of Xtampza and our product candidates and may also need to raise additional funds sooner in order to continue development of our product candidates.

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

Our predecessor was originally incorporated in Delaware in April 2002 under the name Collegium Pharmaceuticals, Inc. In October 2003, our predecessor changed its name to Collegium Pharmaceutical, Inc. In July 2014, we reincorporated in the Commonwealth of Virginia pursuant to a merger whereby Collegium Pharmaceutical, Inc., a Delaware corporation, merged with and into Collegium Pharmaceutical, Inc., a Virginia corporation, with the Virginia corporation surviving the merger. From 2002 until 2010, our operations focused primarily on marketing proprietary therapies to the wound care and dermatology industry through our former subsidiary, Onset Therapeutics, LLC, which was spun off and became a part of PreCision Dermatology, Inc. in 2010. Since 2010, our operations have focused primarily on developing the DETERx technology platform and identifying and developing product candidates that utilize the DETERx technology, including our first product, Xtampza. We are currently in the early stages of the commercial launch of Xtampza and, therefore, we have not yet demonstrated an ability to commercialize a product successfully. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

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

The FDA has approved a REMS for extended release, or ER, and long acting, or LA, opioid drugs formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone, and others as part of a federal initiative to address prescription drug abuse and misuse, or the ER/LA opioid REMS. In September 2017, the FDA announced that immediate-release, or IR, opioid drugs will be subject to the same REMS as ER/LA opioids. One of the primary goals of the REMS is to ensure that the benefits of these drugs continue to outweigh the risks.

The REMS introduces new safety measures designed to reduce risks and improve the safe use of opioids, while continuing to provide access to these medications for patients in pain. The REMS applies to more than 20 companies that manufacture opioid analgesics. Under the REMS, companies are required to make education programs available to prescribers based on the FDA Blueprint for Prescriber Education for Extended Release and Long Acting Opioid Analgesics. It is expected that companies will meet this obligation by providing educational grants to continuing education providers, who will develop and deliver the training. The REMS also requires companies to distribute FDA-approved educational materials to prescribers and patients on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program.

If the FDA determines that a REMS is necessary during review of an application, the drug sponsor must agree to the REMS plan at the time of approval. Xtampza has been subject to the REMS requirement since its approval. REMS includes a Medication Guide that is dispensed with each prescription, physician training based on FDA-identified learning objectives, audits to ensure that the FDA’s learning objectives are addressed in the physician trainings, letters to prescribing physicians, professional organizations and state licensing entities alerting each to the REMS, and the establishment of a call center to provide more information about the REMS. We anticipate that our future product candidates will also be subject to these REMS requirements. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to the REMS requirements, which could reduce the commercial benefits to us from the sale of these product candidates.

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

The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has also been a topic of concern in the U.S. government.  There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or pharmaceutical products generally.  The current administration has indicated that reducing the price of prescription drugs will be a priority of the administration. The implementation of any price controls on prescription drugs, whether at the federal or state level, may adversely affect our business, operating results and financial condition.

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

Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product candidates. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Science Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Science Board met to address these issues on March 1, 2016. The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. Also as part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings.  The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time. Many of these changes and others could cause us to expend additional resources in developing and commercializing Xtampza and our product candidates to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our product candidates and cause our product candidates to be less commercially successful.

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

Our reliance on a limited number of vendors and, in particular, Patheon, as our single manufacturer for Xtampza, exposes us to the following risks, any of which could delay FDA approval of our product candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•

Our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.

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

As part of our business strategy, we may pursue acquisitions of assets, including preclinical, clinical or commercial stage products or product candidates, or businesses, in-licensing or out-licensing of products, product candidates or technologies, or other strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We have limited experience with acquiring other companies, products or product candidates, and limited experience with licensing and forming strategic alliances and collaborations. We may not find suitable acquisition candidates, and if we make an acquisition, we may not integrate the acquisition successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliance or collaborators or identify other investment opportunities, and we may experience losses related to any such investments.

To finance any acquisitions, licenses or collaborations, we may incur significant transaction expenses and we may choose to issue debt or shares of our common or preferred stock as consideration. Any such issuance of shares would dilute the ownership of our shareholders. If the price of our common stock is low or volatile, we may not be able to acquire, license, or otherwise obtain rights to other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We will remain an emerging growth company until the earliest of (i) December 31, 2020, (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

In addition, as of September 30, 2017, there were (a) outstanding options to purchase an aggregate of 3,056,954 shares of our common stock at a weighted average exercise price of $13.00 per share, of which options to purchase 940,101 shares of our common stock were then exercisable, and (b) 2,445 shares of common stock issuable upon the exercise of warrants to purchase common stock at a weighted-average exercise price of $12.27 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended September 30, 2017:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2017 through July 31, 2017	1,403	12.39	-	-
August 1, 2017 through August 31, 2017	-	-	-	-
September 1, 2017 through September 30, 2017	-	-	-	-
Total	1,403	$ 12.39	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date: November 8, 2017	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date: November 8, 2017	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)