Form 10-K
period 2017-12-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2018-03-07
CIK 1267565

04

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $272 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2017 of $12.51 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 1, 2018, there were 32,993,894 shares of the registrant's common stock, par value, $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2017, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K

Forward-Looking Information

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
•

our ability to effectively commercialize in-licensed products and manage our relationships with licensors, including our ability to satisfy our royalty payment obligations in connection with such products;

•	the size and growth potential of the markets for our products and product candidates, and our ability to service those markets;
•	the success of competing products that are or become available;
•	our ability to obtain reimbursement and third-party payor contracts for our products;
•	the costs of commercialization activities, including marketing, sales and distribution;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	the rate and degree of market acceptance of our products and product candidates;
•	changing market conditions for our products and product candidates;
•	the outcome of any patent infringement or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P. and Teva Pharmaceuticals USA, Inc.;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success, cost and timing of our product development activities, studies and clinical trials;
•	our ability to obtain funding for our operations;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our products and product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and product candidates;
•	our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including U.S. Drug Enforcement Agency, or DEA, compliance;
•	the loss of key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our customer concentration, which may adversely affect our financial condition and results of operations; and
•	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing.

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

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on becoming the leader in responsible pain management by developing and commercializing innovative, differentiated products for patients suffering from pain. Our first product, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  Certain human abuse potential studies are included in the approved label, as well as data supporting the administration of the product as a sprinkle or administered through feeding tubes.  In June 2016, we announced the commercial launch of Xtampza.

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $1.7 billion in U.S. sales in 2017. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In November 2017, we announced the approval of a Supplemental New Drug Application to the FDA for Xtampza to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

In addition, our preclinical studies and clinical trials have shown that the contents of the Xtampza capsule can be removed from the capsule and sprinkled on food or into a cup, and then directly into the mouth, or administered through feeding tubes, without compromising their drug release profile, safety or abuse-deterrent characteristics. By contrast, OxyContin OP, which is formulated in hard tablets, has a black box warning label stating that crushing, dissolving, or chewing can cause rapid release and absorption of a potentially fatal dose of the active ingredient. We believe that Xtampza can address the pain management needs of patients in the United States who have difficulty swallowing and suffer from pain severe enough to require daily, around the clock, long-term opioid treatment and for which alternative treatment options are inadequate.

In December 2017, we entered into a Commercialization Agreement with Depomed, Inc., or Depomed, pursuant to which Depomed agreed to grant us a sublicense of certain of its intellectual property related to Nucynta ER and Nucynta IR, or the Nucynta Products, for commercialization of such products in the United States, the District of Columbia and Puerto Rico. We closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018 and we began marketing the Nucynta Products in February 2018. Nucynta ER is an extended release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around the clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate release formulation of tapentadol that is indicated for the management of moderate to severe acute pain in adults.

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

Annual sales from extended‑release and long‑acting opioids represent approximately $5.0 billion (21 million prescriptions) of the approximately $13 billion U.S. opioid market in 2017. OxyContin OP generated U.S. sales of $1.7 billion in 2017, which represents approximately a 15% U.S. market share of all extended‑release and long‑acting opioid prescriptions.

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

Drug abusers find extended‑release opioids desirable because of the large amount of drug payload, which they attempt to release quickly into the bloodstream to create euphoria. It is difficult for drug abusers to achieve this rapid release and absorption into the bloodstream by taking multiple intact extended‑release opioid tablets or capsules because doing so often causes sleepiness and/or respiratory distress before euphoria is achieved. Instead, abusers attempt to defeat the extended‑release properties in order to achieve rapid release of the active ingredient.

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

•

Massachusetts and Maine approved laws to mandate that insurers cover abuse‑deterrent opioids: In August 2014 and June 2015, the governors of Massachusetts and Maine, respectively, signed laws establishing a drug formulary commission charged with identifying drugs with a heightened public health risk due to their potential for abuse and formulations of abuse‑deterrent drugs that may be substituted for these drugs that have a heightened public health risk. When a prescriber writes a prescription for an opioid identified as having a heightened public health risk, the pharmacist must dispense an interchangeable abuse‑deterrent product from the formulary, if one exists, except when the prescriber indicates “no substitution.” The Massachusetts and Maine laws also require insurers to cover abuse‑deterrent opioid drugs on a basis not less favorable than corresponding non‑abuse‑deterrent drugs. Several other states have enacted similar legislation, including Florida, Maryland and West Virginia.

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

•

Introduction of Comprehensive Addiction and Recovery Act 2.0: On February 27, 2018, a bipartisan group of senators introduced Senate Bill 2456 (S.2456). S.2456 is characterized as “CARA 2.0,” in reference to the Comprehensive Addiction and Recovery Act of 2016. CARA 2.0 would limit initial prescriptions for opioids to 3 days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care. CARA 2.0 would also increase civil and criminal penalties for opioid manufacturers that fail to report suspicious orders for opioids or fail to maintain effective controls against diversion of opioids. The bill would increase civil fines from $10,000 to $100,000, and if a manufacturer fails to maintain effective controls or report suspicious orders with knowledge or willful disregard, the bill would double criminal penalties from $250,000 to $500,000.  In addition, in 2017 several states, including Indiana, Louisiana, and Utah, enacted laws that further limit or restrict opioid prescriptions.

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

•

Other approaches: Some companies are taking different approaches to abuse deterrence, including attempting to slow the rate of the drug’s entry into the brain.  No opioids using such novel approaches are currently marketed.

We believe Xtampza represents the best‑in‑class approach to an abuse‑deterrent extended‑release opioid formulation. Xtampza does not incorporate an opioid antagonist, is not a prodrug, and is resistant to abuse through physical or chemical manipulation.

Chronic Pain with Dysphagia

It is estimated that more than 10% of patients with chronic pain, or approximately 11 million patients, have dysphagia, or difficulty in swallowing, because they have cancer, are elderly, have other medical problems or have difficulty swallowing without a known medical cause. The FDA recognized the unmet medical needs of this growing population in issuing guidance in June 2015, in which the FDA cited survey data that suggest that as many as 40% of Americans may have difficulties swallowing tablets and capsules and noted that these difficulties can precipitate a number of adverse events and noncompliance with treatment regimens.

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

Pipeline

Preclinical
IND
Ph I/II
Ph III/NDA
Approved
Marketed
Xtampza ER
OXYCODONE
NUCYNTA ER
(tapentadol) EXTENDED-RELEASE TABLETS CII
TAPENTADOL
NUCYNTA
(tapentadol) TABLETS CII
TAPENTADOL
COL-195
HYDROCODONE
COL-172
OXYMORPHONE
COL-196
MORPHINE
COL-171
METHYLPHENIDATE

We have applied our DETERx platform technology to Xtampza as well as the product candidates in our pipeline, with the exception of the Nucynta Products. We recently completed formulation development work for our extended‑release, abuse‑deterrent hydrocodone program. Based upon an assessment of the market opportunity and the potential to differentiate from currently marketed hydrocodone products as well as programs in development, we are prioritizing our abuse deterrent hydrocodone program as our second product in development. We filed an investigational new drug application, or IND, with the FDA in December 2015 and initiated a clinical trial in the first quarter of 2016. We also have an extended‑release, abuse‑deterrent oxymorphone program for the treatment of chronic pain for which we have filed an IND. This program has been granted Fast Track status by the FDA. In addition, we have other extended‑release, abuse‑deterrent product candidates that have completed preliminary preclinical studies, including morphine for pain and methylphenidate for the treatment of attention deficit hyperactivity disorder, or ADHD.  All of these product candidates share similar abuse‑deterrent qualities as Xtampza and are designed to be suitable for patients with difficulty swallowing. We own all of the rights to Xtampza and our DETERx-based product candidates.

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

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $1.7 billion in U.S. sales in 2017. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet. In November 2017, we announced the approval of a Supplemental New Drug Application to the FDA for Xtampza to include comparative oral pharmacokinetic data from a recently completed clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

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

Market Opportunity

We believe that Xtampza can capture a significant share of the $5.0 billion U.S. extended‑release opioid market, including a portion of the existing $1.7 billion OxyContin OP market. In addition, we believe that Xtampza can become a market leader for treating patients with chronic pain who have difficulty swallowing.

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

Other Extended‑Release Opioids

While OxyContin OP is the largest selling extended‑release opioid in the United States by dollars in 2017, there are approximately 18 million additional prescriptions for non‑abuse‑deterrent extended‑release opioids annually in the United States. Many of these opioids include active ingredients, such as morphine, that are commonly perceived as having greater adverse side effects than oxycodone‑based formulations. Because of the abuse stigma associated with OxyContin OP and non‑abuse‑deterrent opioid formulations, we believe that Xtampza offers physicians treating chronic pain an attractive alternative to the existing options. Our market research also demonstrates that payors recognize the prevalence of opioid abuse and its corresponding economic burden. This research indicates that “brand” prices would be acceptable for products that are differentiated. As such, we aim to achieve broad Tier 3 payor coverage on commercial plans and contract with Medicare and Medicaid. In a market research study conducted for us, 83% of disease specialists (such as oncologists and neurologists) and 67% of pain specialists surveyed indicated that they would prescribe Xtampza for patients without dysphagia.

Chronic Pain with Dysphagia

In a market research survey conducted for us, of 1,021 patients with chronic pain, 30% of the patients reported that they have trouble swallowing or do not like to swallow pills, and 65% of the patients did not realize that cutting, crushing or grinding extended‑release opioids can change the drug release profile. Most of the currently approved abuse‑deterrent opioid drugs do not have an FDA product label that permits the sprinkling of the product on food or into a cup, and then directly in the mouth and administration through feeding tubes for use by patients with CPD, creating an unmet medical need due to the lack of adequate treatment options.  Further, in an effort to make them easier to swallow, some patients with CPD — and 47 of the 1,021 patients participating in the survey conducted for us — crush their prescribed extended‑release opioids and can inadvertently harm themselves because of the rapid immediate‑release of the active ingredient. Because our Xtampza microspheres are designed to be able to be removed from the capsule and still retain their abuse‑

deterrent and extended‑release properties, we believe that Xtampza is an effective pain‑management solution for patients with CPD.

Nucynta ER and Nucynta IR

In December 2017, we entered into a Commercialization Agreement with Depomed, pursuant to which Depomed agreed to grant us a sublicense of certain of its intellectual property related to the Nucynta Products for commercialization of such products in the United States, the District of Columbia and Puerto Rico. On January 9, 2018, we amended the Commercialization Agreement and consummated the transactions contemplated thereby.

Nucynta ER is an extended release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around‑the‑clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate release formulation of tapentadol that is indicated for the management of moderate to severe acute pain in adults.

Pursuant to the Commercialization Agreement, we assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products, while Depomed continues to control manufacturing of the Nucynta Products. We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018. We began commercial promotion of the Nucynta Products in February 2018. We will pay a royalty to Depomed on all revenues from the sale of Nucynta Products based on certain net sales thresholds, with a fixed annual minimum royalty during the first four years of the Commercialization Agreement, subject to certain conditions.

Onsolis

In May 2016, we licensed the U.S. rights to develop and commercialize Onsolis from BioDelivery Sciences International, Inc., or BDSI. Onsolis is a Transmucosal Immediate-Release Fentanyl film indicated for the management of breakthrough pain in cancer patients 18 years of age and older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. In December 2017, after a review of our product portfolio, we provided written notice to BDSI of termination of the License and Development Agreement dated May 11, 2016, or the License Agreement, which termination will be effective pursuant to the terms of such agreement on March 8, 2018. Upon such termination of the License Agreement, our rights to develop and commercialize Onsolis will revert to BDSI.

Manufacturing of DETERx Products and Product Candidates

Overview

Xtampza and our product candidates created with our DETERx technology platform are manufactured using a proprietary process. This process is reproducible, scalable and cost‑efficient, and we believe that the microsphere formulation — and the related manufacturing process — is unique in the extended‑release opioid market.

To date, we have produced Xtampza at a contract manufacturing organization, Patheon. The existing Patheon facility has the capacity to support our commercialization of Xtampza during the first several years after commercial launch. We are working with Patheon to build dedicated manufacturing capacity at Patheon’s existing facility. Patheon has an established record of manufacturing products approved in the United States, including controlled substances.

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

Marketing and Commercialization

We are in the process of commercializing Xtampza and the Nucynta Products in the United States with a direct sales force. We plan to explore out‑licensing partnerships for Xtampza in other international markets, such as Canada, Australia and Japan, as well as countries in Latin America and Europe.

The members of our management team who are leading the commercialization of Xtampza and the Nucynta Products have substantial experience in pharmaceutical sales and marketing. We have a dedicated field sales force, consisting of approximately 131 sales professionals, to call on the approximately 11,000 physicians who write approximately 58% of the branded extended‑release oral opioid prescriptions in the United States, with a primary focus on pain specialists. In addition, we deploy a focused sales force of approximately 14 specialty sales representatives to call on hospitals. In addition, we employ medical sales liaisons, or MSLs, to respond to clinician inquiries about Xtampza. We also employ a market‑access team to support our formulary approval and payor contracting.

We are continuing to execute our commercialization strategy with the input of key opinion leaders in the field of pain management, as well as healthcare practitioners. We have developed positioning and messaging campaigns, a publication strategy, initiatives with payor organizations, and distribution and national accounts strategies. Our marketing strategy includes increasing awareness of the differentiated features of Xtampza and the Nucynta Products and increasing awareness of solutions for patients with CPD who require or would benefit from extended‑release opioids.

Intellectual Property

We regard the protection of patents, designs, trademarks and other proprietary rights that we own or license as critical to our success and competitive position. Our patent portfolio directed toward Xtampza and our DETERx technology consists of twelve issued patents in the United States (seven of which claim compositions of matter, three of which claims both compositions of matter and methods of use, and two that claim methods of use), one granted and two pending applications in the European Patent Office, two issued patents in Canada, and one issued patent in each of Japan and Australia. Finally, we have six patent applications pending in the United States, one pending patent application in each of Canada and Japan, and one pending PCT application. Our issued U.S. patents are projected to expire in 2023, 2025, 2030, and 2036 and our pending patent applications in the United States, if issued, would be projected to expire in 2023, 2025, 2030, and 2036. In addition, we use a unique and proprietary process to manufacture our products that requires significant know‑how, which we currently protect as trade secrets.

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

Our Strategy

Our goal is to become the leader in responsible pain management by developing and commercializing innovative, differentiated products for patients suffering from pain. Key elements of our strategy to achieve this goal are to:

•

Grow Xtampza in the United States. We continue to strengthen our commercial organization, including our sales force and commercial manufacturing capacity for U.S. commercialization of Xtampza. Our management team has extensive experience commercializing pharmaceutical products, and we are in the process of expanding sales, marketing and reimbursement functions to grow Xtampza sales in the United States. We are detailing Xtampza to approximately 11,000 physicians who write approximately 58% of the branded extended‑release oral opioid prescriptions in the United States with a sales team of approximately 131 sales representatives. We believe that this physician group also represents a significant portion of the top prescribers of extended‑release and long‑acting opioids (including drugs formulated with fentanyl and methadone) currently used to treat patients with CPD. In addition, we deploy a separate, focused sales team of approximately 14 specialty sales representatives to detail Xtampza to hospitals.

•

Commercialize the Nucynta Products in the United States. In December 2017, we entered into a Commercialization Agreement with Depomed, pursuant to which Depomed agreed to grant us a sublicense of certain of its intellectual property related to the Nucynta Products for commercialization of such products in the United States. We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018, and we began commercial promotion of the Nucynta Products in February 2018. We are detailing the Nucynta Products to substantially the same physicians to whom we detail Xtampza, leveraging our existing sales organization.

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

Our commercialization strategy for our products continues to evolve, and as part of that evolution, we are developing positioning and messaging campaigns, a publication strategy, initiatives with payor organizations, and distribution and national accounts strategies.

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

Xtampza

Currently, the only opioid drugs on the market for chronic pain relief that have an abuse‑deterrent product label are OxyContin OP and Hysingla®, both from Purdue, Embeda from Pfizer, MorphaBond ER from Inspirion Delivery Technologies and Arymo ER from Egalet. Hysingla is a once a day hydrocodone product. Embeda is a combination of morphine and naltrexone, an opioid antagonist that can be sprinkled on soft food but contains a boxed warning on its product label stating that “the capsules are not to be crushed, dissolved, or chewed due to the risk of rapid release and absorption of a potentially fatal dose of morphine.” MorphaBond ER is a twice daily morphine product formulated with a hard tablet and gelling polymers. Arymo is an extended-release morphine product formulated as a hard tablet.

In addition, there are five other approved extended-release opioids that have abuse deterrent product labeling, Vantrela ER from Teva, Targiniq from Purdue and Troxyca ER from Pfizer, none of which are currently on the market. Vantrela ER is a twice daily hydrocodone product. Targiniq is a combination of oxycodone and naloxone, an opioid antagonist. Troxyca ER is a combination of oxycodone and naltrexone, an opioid antagonist. A number of other large and small companies are developing abuse deterrent drugs for chronic pain. Many other companies have products for the treatment of chronic pain which do not have abuse-deterrent claims in their labels, including Pernix and Mallinckrodt, as well as several generic companies.

We believe the key competitive factors that will affect the development and commercial success of our products and product candidates include their degree of abuse deterrence, bioavailability, therapeutic efficacy, and convenience of dosing and distribution, as well as their safety, cost and tolerability profiles. Xtampza may also face competition from commercially available generic and branded extended‑release and long‑acting opioid drugs other than oxycodone, including fentanyl, hydromorphone, oxymorphone and methadone, as well as opioids that are currently in clinical development, including a generic version of Xtampza ER for which Teva recently submitted an Abbreviated New Drug Application, or ANDA, to the FDA and which is the subject of patent infringement litigation filed by us in February 2018.

Xtampza competes against all extended‑release opioids, including Purdue’s OxyContin OP for the treatment of patients experiencing pain severe enough to require around-the-clock, long-term analgesia. Although no generic oxycodone extended‑release products are currently commercially available, it is possible that generic forms of OxyContin OP could become available, in which case Xtampza would compete with any such generic oxycodone extended‑release products.

Additionally, we are aware of companies with abuse‑deterrent oxycodone product candidates in late-stage development, including Egalet, Intellipharmaceutics, Nektar Therapeutics and Pain Therapeutics.  If these products are successfully developed, approved for marketing and become commercially available, they could represent significant competition for Xtampza. It is also possible that a company that has developed an abuse‑deterrent technology could initiate an abuse‑deterrent oxycodone program at any time.

Nucynta

Nucynta ER competes against other long-acting opioid medications, including among others: OxyContin; Butrans; Belbuca; and Embeda.

Nucynta IR competes primarily against short-acting opioids used for the management of moderate to severe acute pain in adults. There are numerous such medicines, including, among others: generic hydrocodone acetaminophen; generic oxycodone; generic oxycodone acetaminophen; and generic tramadol.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees. These fees are typically increased annually.

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

Xtampza, an abuse-deterrent oral formulation of oxycodone, is listed by the DEA as a Schedule II controlled substance under the CSA. The Nucynta Products are also listed by the DEA as Schedule II controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products is subject to a high degree of regulation. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because Xtampza is regulated as a Schedule II controlled substance, it is subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much oxycodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including oxycodone base for use in manufacturing Xtampza. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

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

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. In addition, as with HIPAA in the United States, the collection and use of personal health data in the EU is governed by the EU General Data Protection Regulation (GDPR), with many requirements mandated by the GDPR for the consent of the individuals to whom the personal data relates, the information provided to the individuals, transfer of personal data within and outside of the EU and the security and confidentiality of the personal data. Enforcement of the GDPR is scheduled to begin on May 25, 2018, and failure to comply with the requirements of the GDPR may result in substantial fines and other administrative penalties.

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

Third‑Party Payor Coverage and Reimbursement

The commercial success of Xtampza, the Nucynta Products and our product candidates, if approved, will depend, in part, upon the availability of coverage and adequate reimbursement from third‑party payors at the federal, state and private levels. Third‑party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third‑party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third‑party payors have attempted to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

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

Some third‑party payors also require pre‑approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for Xtampza, the Nucynta Products and our product candidates and to operate profitably.

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

In December 2017, the Tax Cuts and Jobs Act, or the TCJA, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years, and is likely to lead to increases in insurance premiums. It is uncertain how or whether this legislation may affect our customers and, accordingly, our financial operations.

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

Research and Development

We incurred research and development expenses of $8.6 million, $14.9 million and $8.0 million for the years ended December 2017, 2016 and 2015, respectively.

Employees

As of December 31, 2017, we had a total of 250 full‑time employees. Of these, 19 were engaged in full‑time research and development activities. None of our employees are represented by a labor organization or under any collective‑bargaining arrangements. We consider our employee relations to be good.

Executive Officers of the Company

The following table lists the positions, names and ages of our executive officers as of March 1, 2018:

Name	Age	Position(s)
Executive Officers:
Michael T. Heffernan, R.Ph.	53	Chairman, President and Chief Executive Officer
Joseph Ciaffoni	46	Executive Vice President and Chief Operating Officer
Paul Brannelly	45	Executive Vice President and Chief Financial Officer
Alison B. Fleming	43	Executive Vice President and Chief Technology Officer

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

Joseph Ciaffoni, Executive Vice President and Chief Operating Officer. Mr. Ciaffoni has served as our Executive Vice President and Chief Operating Officer since May 2017. Prior to joining us, Mr. Ciaffoni served as President, U.S. Branded Pharmaceuticals of Endo International plc from August 2016 until May 2017. Before that, Mr. Ciaffoni held various positions of increasing responsibility at Biogen Idec since 2012, including Senior Vice President, Global Specialty Medicines Group, Senior Vice President, U.S. Commercial and Vice President, U.S. Neurology Field Operations and Marketing. Prior to joining Biogen Idec, Mr. Ciaffoni was Executive Vice President and Chief Operating

Officer of Shionogi Inc. and President of Shionogi Pharmaceuticals. Mr. Ciaffoni also previously served as Vice President, Sales for Schering-Plough (now Merck) and held several commercial leadership roles at Sanofi-Synthelabo (now Sanofi) and Novartis. Mr. Ciaffoni received a B.A. in Communications and an M.B.A. from Rutgers, The State University of New Jersey.

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

Alison B. Fleming, Ph.D., Chief Technology Officer. Dr. Fleming has served as our Executive Vice President and Chief Technology Officer since January 2017.  Prior to being our Chief Technology Officer, Dr. Fleming led our development team as our Vice President, Product Development since October 2002. Prior to joining us, Dr. Fleming's academic research focused on implantable drug delivery systems for cancer therapy. Dr. Fleming is an inventor on several U.S. patents and pending patent applications, and has authored numerous scientific publications and poster presentations in the field of novel drug delivery systems. In 2001, Dr. Fleming was the recipient of the Jorge Heller Journal of Controlled Release Outstanding Paper Award. Dr. Fleming graduated from the University of Massachusetts, Amherst in 1997 with a B.S. in Chemical Engineering and received a Ph.D. in Chemical and Biomolecular Engineering from Cornell University in 2002.

Our Corporate Information

Our predecessor was incorporated in Delaware in April 2002 under the name Collegium Pharmaceuticals, Inc. In October 2003, our predecessor changed its name to Collegium Pharmaceutical, Inc. In 2010, our predecessor divested its subsidiary, Onset Therapeutics, LLC to PreCision Dermatology, Inc. In July 2014, we reincorporated in the Commonwealth of Virginia pursuant to a merger whereby Collegium Pharmaceutical, Inc., a Delaware corporation, merged with and into Collegium Pharmaceutical, Inc., a Virginia corporation, with the Virginia corporation surviving the merger. Since 2010, we have devoted substantially all of our resources to the development of our patented DETERx platform technology, the preclinical and clinical advancement of our product candidates, the commercialization of Xtampza and the Nucynta Products, the acquisition and licensing of other products, and the creation and protection of related intellectual property.

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

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Annual Report on Form 10-K, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, Xtampza. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since 2010, we have only generated limited revenue from product sales, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since January 1, 2011. For the year ended December 31, 2017, we reported a net loss of $74.9 million, and we had an accumulated deficit of $298.0 million at December 31, 2017.

We expect to continue to incur losses for the foreseeable future as we continue to commercialize Xtampza and the Nucynta Products and continue our development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on our ability to generate revenues and on the rate of future growth of our expenses. If any of our product candidates fail in clinical trials or does not gain final regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We currently generate limited revenue from the sale of products and may never become profitable.

We began the commercial sale of our first product, Xtampza, in June 2016 and assumed responsibility for the sales and marketing of the Nucynta Products in January 2018, and in each case have generated limited revenue from product sales. Our ability to generate additional revenue and become profitable depends upon our ability to successfully commercialize Xtampza, the Nucynta Products, our existing product candidates, and any other products and product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from our current or future product candidates depends on a number of factors, including our ability to:

•	successfully commercialize Xtampza and the Nucynta Products;
•

successfully satisfy FDA post-marketing requirements for Xtampza, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of Xtampza;

•	set a commercially viable price for Xtampza and the Nucynta Products;
•	manufacture commercial quantities of our products at acceptable cost levels;
•

grow and sustain a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained or acquired commercialization rights;

•	find suitable distribution collaborators to help us market, sell and distribute our products, if approved, in markets outside the United States;
•	obtain coverage and adequate reimbursement from third parties, including government payors;
•	successfully complete development activities, including the necessary clinical trials, with respect to our product candidates;
•	complete and submit regulatory submissions to the FDA and obtain regulatory approval;
•	comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers;
•	respond to ongoing legal, regulatory, and public scrutiny of the pharmaceutical industry, including opioid manufacturers; and
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities, if we choose to commercialize our product candidates outside the United States.

In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the safety and efficacy endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Furthermore, we anticipate incurring significant costs associated with commercializing these products if regulatory approval is obtained.

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

Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the development of our product candidates and to commercialize Xtampza, the Nucynta Products and any product candidates for which we may receive regulatory approval. We believe that our existing cash and cash equivalents and expected revenue contributions from Xtampza and the Nucynta Products will be sufficient to fund our operations into 2020, including from sales of Xtampza and the Nucynta Products, and the continuation of our development of our product candidates. However, we may require additional capital for the further commercialization of Xtampza, the Nucynta Products and our product candidates and may also need to raise additional funds sooner in order to continue development of our product candidates.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we also could be required to:

•	significantly delay, scale back or discontinue the development or the commercialization of Xtampza, our product candidates or one or more of our other research and development initiatives;
•	delay, scale back or discontinue the commercialization of the Nucynta Products;
•	seek collaborators for Xtampza and/or one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•

relinquish or license on unfavorable terms our rights to technologies, products or product candidates, including the Nucynta Products, that we otherwise would seek to develop or commercialize ourselves; or

•	significantly curtail operations.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	our ability to obtain and maintain abuse-deterrent claims in the product labels for our products and product candidates;
•	our ability to successfully commercialize Xtampza and the Nucynta Products;
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

•

the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including defending Purdue’s patent infringement claims against us and prosecuting patent infringement litigation against Teva in connection with its submission of an ANDA for a generic version of Xtampza;

•	the cost and timing of completion of existing or expanded commercial-scale outsourced manufacturing activities;
•

the cost of maintaining, and if appropriate, expanding, sales, marketing and distribution capabilities for Xtampza, the Nucynta Products and any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products; and

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to Xtampza, our technologies or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing shareholders’ ownership. The incurrence of additional indebtedness could result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Xtampza, the Nucynta Products, or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our predecessor was originally incorporated in Delaware in April 2002 under the name Collegium Pharmaceuticals, Inc. In October 2003, our predecessor changed its name to Collegium Pharmaceutical, Inc. In July 2014, we reincorporated in the Commonwealth of Virginia pursuant to a merger whereby Collegium Pharmaceutical, Inc., a Delaware corporation, merged with and into Collegium Pharmaceutical, Inc., a Virginia corporation, with the Virginia corporation surviving the merger. From 2002 until 2010, our operations focused primarily on marketing proprietary therapies to the wound care and dermatology industry through our former subsidiary, Onset Therapeutics, LLC, which was spun off and became a part of PreCision Dermatology, Inc. in 2010. Since 2010, our operations have focused primarily on developing the DETERx technology platform and identifying and developing product candidates that utilize the DETERx technology, including our first product, Xtampza. We are currently in the early years of operating as a commercial stage company, and although we have expanded our product portfolio to include Xtampza and the Nucynta products, we have a limited track record of successful commercialization of these products. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

The Commercialization Agreement with Depomed, pursuant to which we assumed responsibility for the sales and marketing of the Nucynta Products, requires us to pay significant license fees, some of which are payable whether or not our commercialization efforts are successful. Such licensing fees may adversely affect our cash flow and our ability to operate our business and our prospects for future growth.

In December 2017, we entered into the Commercialization Agreement, pursuant to which we assumed responsibility for the sales and marketing of the Nucynta Products. We closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018 and we began marketing the Nucynta Products in February 2018. During the term of the Commercialization Agreement and through December 31, 2021, we are required to pay to Depomed a minimum annual license fee of $135.0 million paid quarterly in arrears, plus double-digit royalties on net sales of Nucynta Products in excess of $233.0 million per year. Beginning January 1, 2022 and for each year of the Commercialization Agreement term thereafter, we are required to pay double-digit royalties on all net sales of Nucynta Products. If our commercialization efforts of the Nucynta Products are unsuccessful, there can be no assurance that we will have sufficient cash flow to pay such licensing fees.

Our obligation to Depomed to pay such licensing fees could:

•

make it more difficult for us to satisfy obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•

require us to dedicate a substantial portion of available cash flow to pay licensing fees, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	limit our ability to engage in strategic transactions or implement our business strategies;
•	limit our ability to borrow additional funds; and
•	place us at a disadvantage compared to our competitors.

Any of the factors listed above could materially and adversely affect our business and our results of operations. If we do not have sufficient cash flow to pay the licensing fees under the Commercialization Agreement, we may be required to terminate the Commercialization Agreement, sell assets, borrow money or sell securities, none of which we can guarantee we will be able to do on favorable terms, if at all.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had a federal net operating loss, or NOL, carryforward of approximately $249.5 million and state net operating loss carryovers of approximately $205.1 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022, and the state NOL carryforwards begin to expire in 2030. We also had U.S. federal tax credits of approximately $3.4 million, and state tax credits of approximately $589,000. These tax attributes are generally subject to a limited carryover/carryback period, and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Code), or Section 382.

The TCJA generally will allow losses incurred after 2017 to be carried over indefinitely, but limits the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Sections 382 and 383 of the Code and other conditions). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income, and be available for twenty years from the period the loss was generated. We have not finalized our review of the impact of TCJA on the NOL rules, and the impact, if any, to our ability to utilize and carryover net operating losses.

The federal R&D credit generally has a twenty year carryover term, and our state R&D credit is generally available for a fifteen year carryover.

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

As of December 31, 2017 and 2016, we have provided a full valuation allowance for deferred tax assets including NOL and tax credit carryovers.

Risks Related to our Products and Product Candidates

Our success depends in large part on the commercial success of Xtampza, our lead product, and the Nucynta Products, which we will commercialize pursuant to a Commercialization Agreement with Depomed.

To date, we have invested substantial resources in the development of our lead product, Xtampza, which has been approved by the FDA. Our business and future success are substantially dependent on our ability to successfully and timely commercialize this product, which may never occur. We currently generate limited revenues from product sales and we may never be able to commercialize Xtampza, the Nucynta Products, or any product candidates that are approved by the FDA, successfully.

Our ability to successfully commercialize Xtampza will depend on many factors, including but not limited to:

•

our ability to successfully satisfy FDA post-marketing requirements, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of Xtampza and its components;

•	our ability to manufacture commercial quantities of Xtampza at reasonable cost and with sufficient speed to meet commercial demand;

•	our ability to continue to build and retain a sales and marketing organization to market Xtampza;
•	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza;
•	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments for chronic pain and chronic pain with dysphagia;
•	our ability to successfully defend any challenges to our intellectual property relating to Xtampza;
•	the availability of coverage and adequate reimbursement for Xtampza; and
•	a continued acceptable safety profile of Xtampza following approval.

Our ability to successfully commercialize the Nucynta Products will depend on many factors including, but not limited to, our ability to:

•	develop and execute our sales and marketing strategies for the Nucynta Products;
•	achieve, maintain and grow market acceptance of, and demand for, the Nucynta Products;
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;
•

maintain and manage the necessary sales, marketing, manufacturing, managed markets, and other capabilities and infrastructure that are required to successfully integrate and commercialize the Nucynta Products;

•	obtain adequate supply of Nucynta ER and Nucynta IR; and
•	comply with applicable legal and regulatory requirements.

The success of our efforts to commercialize the Nucynta Products may also depend on additional factors, including the market acceptance of the Nucynta Products, and the outcome of a pending appellate decision in litigation between Depomed and ANDA filers who are seeking to market a generic version of the Nucynta Products in the U.S.

Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to successfully commercialize or generate sufficient revenue from Xtampza, and/or the Nucynta Products. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling, and our ability to successfully market Xtampza or the Nucynta Products may be adversely affected.

It is estimated that the U.S. market includes approximately 11 million patients with chronic pain with dysphagia. Our Xtampza microspheres are designed to be removed from the capsule and sprinkled on food or into a cup, and then directly into the mouth, or in feeding tubes, without compromising their extended-release properties. On April 26, 2016, the FDA granted approval for the Xtampza NDA, including an approved product label. The FDA could change the product labeling. If the product label for Xtampza is modified in the future so as to exclude the flexible dose administration options, or the FDA requires us to have a boxed warning similar to competitor product labeling stating that “crushing, dissolving or chewing can cause rapid release and absorption of a potentially fatal dose of the active drug,” it will limit our ability to differentiate Xtampza from other abuse-deterrent opioid formulations on the basis of flexible dosing options, and we may not be able to market Xtampza for use by patients with chronic pain with dysphagia. As a result, this may have an adverse effect on our business and our prospects for future growth.

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

Even if our product candidates are approved under Section 505(b)(2), the approval will likely be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products, including additional preclinical studies and clinical trials.

Our decision to seek approval of our product candidates under Section 505(b)(2) increases the risk that a patent infringement suit may be filed against us, which would delay the FDA’s final regulatory approval of such product candidates.

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

In order to market and sell our products outside the United States, we will need to obtain separate marketing approvals and comply with numerous and varied regulatory requirements and regimes, which can involve additional testing, may take substantially longer than the FDA approval process, and still generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. FDA approval does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by the FDA or regulatory authorities in other countries or jurisdictions. We may not obtain any regulatory approvals on a timely basis, if at all. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory authorities in countries outside the United States, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Development of our product candidates is not complete, and we cannot be certain that our product candidates will be commercialized.

To commercialize our product candidates, in addition to commercializing Xtampza, we must successfully research, develop, obtain regulatory approval for, manufacture, launch, market and distribute product candidates under development. For each product candidate that we intend to commercialize, we must successfully meet a number of critical developmental milestones, including:

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

Xtampza and the Nucynta Products are subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these products. We anticipate that our product candidates, if approved, will also be subject to mandatory REMS programs.

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

If the FDA determines that a REMS is necessary during review of an application, the drug sponsor must agree to the REMS plan at the time of approval. Xtampza and the Nucynta Products have been subject to the REMS requirement since their approval. REMS includes a Medication Guide that is dispensed with each prescription, physician training based on FDA-identified learning objectives, audits to ensure that the FDA’s learning objectives are addressed in the physician trainings, letters to prescribing physicians, professional organizations and state licensing entities alerting each to the REMS, and the establishment of a call center to provide more information about the REMS. We anticipate that our future product candidates will also be subject to these REMS requirements. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of product candidates subject to the REMS requirements, which could reduce the commercial benefits to us from the sale of these product candidates.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with Depomed or other licensors, we could lose license rights that are important to our business.

We are, or may become, a party to certain intellectual property license agreements, including the Commercialization Agreement, that are important to our business and may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone, royalty and other obligations on us. If we fail to comply with the obligations under the Commercialization Agreement or other such agreements, Depomed or another such licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

In addition, Depomed may terminate the Commercialization Agreement under certain circumstances, regardless of whether we are compliant with the terms of such agreement. If annual net sales of the Nucynta Products are less than $180,000,000 through January 1, 2022, or if they are less than $140,000,000 per year in any 12-month period commencing on January 1, 2022, then Depomed will have the right to terminate the Commercialization Agreement without penalty. Depomed may also terminate the Commercialization Agreement for convenience at any time prior to December 31, 2018, provided it will be required to pay a termination fee to us.

In some cases, patent prosecution of our licenses is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licenses. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates.

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

Even after a product is approved, we will remain subject to ongoing FDA and other regulatory requirements governing the product labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. If we experience delays in obtaining FDA approval of our advertising and promotional materials for Xtampza, the Nucynta Products, or any product candidate that receives marketing approval, or if FDA approval of such materials is contingent upon substantial modifications, our promotional efforts relating to Xtampza, the Nucynta Products, and any approved product candidate may be impaired, and sales of such products may suffer.

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

Failure to comply with ongoing governmental regulations for marketing any product, including Xtampza and the Nucynta Products, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.

Advertising and promotion of any product that obtains approval in the United States, including Xtampza and the Nucynta Products, will be heavily scrutinized by, among others, the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of Xtampza or the Nucynta Products, and any product for which we receive final regulatory approval, for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Additionally, advertising and promotion of any product that obtains approval outside the United States will be heavily scrutinized by foreign regulatory authorities.

In the United States, engaging in off-label promotion of Xtampza or the Nucynta Products, or any products, can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increased focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs.

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

In addition, later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing the full commercial potential of Xtampza, the Nucynta Products and our product candidates:

•	failure to obtain or maintain requisite governmental approvals;
•	failure to obtain approvals of product labeling with abuse-deterrent claims; or
•	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our product candidates.

Xtampza, the Nucynta Products and our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

Xtampza, the Nucynta Products and our product candidates contain, and our future product candidates will likely contain, controlled substances that are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol, are both classified as controlled substances under the Controlled Substances Act of 1970, or CSA, and regulations of the U.S. Drug Enforcement Administration, or DEA. A number of states also independently regulate these drugs, including oxycodone and tapentadol, as controlled substances. Controlled substances are classified by the DEA as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Oxycodone and tapentadol are both listed by the DEA as Schedule II controlled substances under the CSA. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand. If commercial demand for Xtampza, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active ingredient (in the case of Xtampza, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

In addition, controlled substances are also subject to regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, recordkeeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of Xtampza, the Nucynta Products, and product candidates that include controlled substances. The DEA and some states conduct periodic inspections of registered establishments that handle controlled substances.

Failure to obtain and maintain required registrations or to comply with any applicable regulations could delay or preclude us from developing and commercializing Xtampza, the Nucynta Products, and product candidates that contain controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of products containing controlled substances.

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

Conducting clinical trials of Xtampza and our product candidates and any commercial sales of Xtampza, the Nucynta Products, and/or product candidates may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.

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

Our inability to maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of Xtampza, the Nucynta Products, and our product candidates. Any agreements we may enter into in the future with collaborators in connection with the development or commercialization of Xtampza and our product candidates may entitle us to indemnification against product liability losses, but such indemnification may not be available or adequate should any claim arise. In addition, many of our agreements require us to indemnify third parties and these indemnifications obligations may exceed the coverage under our product liability insurance policy.

Xtampza, the Nucynta Products, and our product candidates may be associated with undesirable adverse reactions or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of their approved product label, or result in significant negative consequences following any marketing approval.

Undesirable adverse reactions associated with Xtampza, the Nucynta Products, and our product candidates could cause us, our IRBs, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive product label or the delay, denial or withdrawal of regulatory approval by the FDA or foreign regulatory authorities. For example, even though Xtampza was generally well tolerated by patients in our clinical trials, in some cases there were adverse reactions, one of which was a serious adverse event, moderate in severity, of gastroesophageal reflux.

If we or others identify undesirable adverse events associated with Xtampza, the Nucynta Products, or any product candidate for which we receive final regulatory approval, a number of potentially significant negative consequences could result, including:

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

Risks Related to the Commercialization of Our Product Candidates

If we are unable to successfully develop and utilize our own sales and marketing capabilities or enter into strategic alliances with marketing collaborators, we may not be successful in commercializing Xtampza, the Nucynta Products and our product candidates and may be unable to generate sufficient product revenue.

Our commercial organization continues to grow and evolve, and in light of its short history and limited track record, we cannot guarantee that we will be successful in marketing Xtampza, the Nucynta Products or any of our product candidates that may be approved for marketing. In addition, we will have to compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our product candidates in the United States include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to adequate numbers of physicians who may prescribe Xtampza, the Nucynta Products and our product candidates;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

If we are not successful in recruiting and retaining sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate strategic alliances with marketing collaborators, agreements with contract sales organizations or collaboration arrangements, we will have difficulty commercializing Xtampza, the Nucynta Products or our product candidates. To the extent we commercialize Xtampza or our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties.

If physicians, patients, healthcare payors and the medical community do not accept and use Xtampza, the Nucynta Products or our product candidates, if approved, we will not achieve sufficient product revenues and our business will suffer.

Physicians, patients, healthcare payors and the medical community may not accept and use Xtampza, the Nucynta Products or any of our product candidates (if regulatory approval is obtained), for which we receive final regulatory approval. Acceptance and use of Xtampza, the Nucynta Products and any product candidates for which we receive final regulatory approval will depend on a number of factors including:

•	the timing of market introduction of our products and product candidates as well as competitive products;
•	approved indications, warnings and precautions language that may be less desirable than anticipated;
•	perceptions by members of the healthcare community, including physicians, about the safety and efficacy of Xtampza, the Nucynta Products and our product candidates;
•	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology in reducing potential risks of unintended use;

•	published studies demonstrating the cost-effectiveness of Xtampza, the Nucynta Products and our product candidates relative to competing products;
•	the potential and perceived advantages of Xtampza, the Nucynta Products and our product candidates over alternative treatments;
•	the convenience and ease of administration to patients of Xtampza, the Nucynta Products and our product candidates;
•	actual and perceived availability of coverage and reimbursement for Xtampza, the Nucynta Products and our product candidates from government or other third-party payors;
•	any negative publicity related to our or our competitors’ products that include the same active ingredient as Xtampza, the Nucynta Products and our product candidates;
•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;
•	our ability to implement a REMS; and
•	effectiveness of marketing and distribution efforts by us and any licensees and distributors.

If Xtampza, the Nucynta Products, or our product candidates for which we receive final regulatory approval, fail to achieve an adequate level of acceptance by physicians, healthcare payors, patients or the medical community, we will not be able to generate significant revenue, and we may not become or remain profitable. Since we expect to rely on sales generated by Xtampza and the Nucynta Products for substantially all of our revenues for the foreseeable future, the failure of Xtampza or the Nucynta Products to find market acceptance would harm our business prospects.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize Xtampza, the Nucynta Products, and our product candidates and may reduce the prices we are able to obtain for our products.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell Xtampza, the Nucynta Products, or any product candidates for which we obtain marketing approval.

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

Laws intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms may continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. The Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. At the same time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act. For example, the TCJA, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums. Further legislative changes to and regulatory changes under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future.

Newly enacted FDA regulations may require us to expend additional resources to obtain or maintain regulatory approval.  For example, in August 2017 President Trump signed into law the Food & Drug Administration Reauthorization Act (FDARA). This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, the development of drugs and biological products for pediatric use. This legislation may result in new regulations, which may affect future options or timelines for regulatory approval.

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

On February 27, 2018, a bipartisan group of senators introduced Senate Bill 2456 (S.2456). S.2456 is characterized as “CARA 2.0,” in reference to the Comprehensive Addiction and Recovery Act of 2016. CARA 2.0 would limit initial prescriptions for opioids to 3 days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care. CARA 2.0 would also increase civil and criminal penalties for opioid manufacturers that fail to report suspicious orders for opioids or fail to maintain effective controls against diversion of opioids. The bill would increase civil fines from $10,000 to $100,000, and if a manufacturer fails to maintain effective controls or report suspicious orders with knowledge or willful disregard, the bill would double criminal penalties from $250,000 to $500,000. If this bill were signed into law, it could adversely affect our ability to successfully commercialize Xtampza, the Nucynta Products, and our product candidates if approved. In addition, in 2017 several states, including Indiana, Louisiana, and Utah, enacted laws that further limit or restrict opioid prescriptions.

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

Even if we are able to commercialize Xtampza, the Nucynta Products, and any of our product candidates, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. Pricing limitations may hinder our ability to recoup our investment in Xtampza, the Nucynta Products, and our product candidates even if our product candidates obtain marketing approval.

Our ability to commercialize any product successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with discounts and rebates from list prices and are challenging the prices charged for medical products. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates. Additionally, a greater number of third-party payors may seek discounts and rebates in order to offer or maintain access for Xtampza, the Nucynta Products and our product candidates, if approved. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory efforts to combat abuse, could decrease the potential market for Xtampza, the Nucynta Products, and our product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies and guidelines that seek to limit the availability or use of opioids. Such efforts may inhibit our ability to commercialize Xtampza, the Nucynta Products, and our product candidates.

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of drug abusers to discover previously unknown ways to abuse opioid drugs, including Xtampza and the Nucynta Products; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for Xtampza, the Nucynta Products, and our product candidates and decrease the revenues we are able to generate from their sale. Similarly, to the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for abuse-deterrent formulations of opioids.

Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product and product candidates. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Science

Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Science Board met to address these issues on March 1, 2016. The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. Also as part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings. The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time.

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

The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In addition, many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. In addition, during the 2016 presidential campaign, as well as implementing a REMS for immediate release opioids, many elected officials, including President Trump, called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. The DEA recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2018. In March 2017, President Trump announced the creation of a commission, through ONDCP, to make recommendations to the president on how to best combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. On October 26, 2017, President Trump declared the opioid crisis a “national public health emergency”. The commission’s final report was released in early November 2017.

Recently, CVS Pharmacy announced it would only fill first-time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate release forms of opiates and, mandate the use by prescribers of prescription drug databases and mandate prescriber education. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. Many of these changes and others could cause us to expend additional resources in developing and commercializing Xtampza, the Nucynta Products, and our product candidates to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our product candidates and cause our product candidates to be less commercially successful.

If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with Xtampza, the Nucynta Products, or any of our product candidates, it could reduce our sales.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to Xtampza, the Nucynta Products, and our product candidates. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our products.

Risks Related to Our Dependence on Third Parties

If the third-party manufacturer of Xtampza fails to devote sufficient time and resources to Xtampza, or its performance is substandard, our costs may be higher than expected and could have a material adverse effect on our business. Our commercialization partner also relies on a sole supplier to manufacture Nucynta ER, which presents a similar risk.

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

•	Our contract manufacturers could default on their agreements with us to meet our requirements for commercial supplies of Xtampza.
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

Our commercialization partner currently relies on a single supplier to manufacture each of the Nucynta Products. Any stock out, or failure to obtain sufficient supplies of each of the Nucynta Products, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture each of the Nucynta Products, could adversely affect our ability to commercialize the Nucynta Products, which could in turn adversely affect our results of operations and financial condition. Our commercialization partner, Depomed, experienced delays in the manufacture, packaging and delivery of certain dosage strengths of Nucynta ER in the third and fourth quarters of 2017 and the first quarter of 2018 following Hurricanes Irma and Maria in Puerto Rico. We and our commercialization partner may continue to experience further outages in the future.

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

In the future, we may depend on collaborations with third parties for the development and commercialization of Xtampza, the Nucynta Products and our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop or commercialize Xtampza, our products and our product candidates. These collaborations, including the Commercialization Agreement for Nucynta ER and Nucynta IR, pose the following risks to us:

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

•

Our ability to successfully commercialize product candidates pursuant to collaboration agreements may be adversely affected by disputes or delays arising from supply and/or manufacturing agreements between such collaborators and third parties—agreements to which we may not be a party.

We may rely on collaborators to market and commercialize our products, and, if approved, our product candidates, who may fail to effectively commercialize our products.

We may utilize strategic collaborators or contract sales forces, where appropriate, to assist in the commercialization of Xtampza, the Nucynta Products and our product candidates, if approved by the FDA. We currently possess limited resources and may not be successful in establishing collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co-promoters. If we enter into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators, if any, may fail to develop or effectively commercialize our products and product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure of our third-party collaborators to successfully market and commercialize our product and product candidates would diminish our revenues.

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

A significant percentage of our product shipments are to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 39%, 29% and 23% of our product shipments for the year ended December 31, 2017. If we were to lose the business of one or more of these distributors, or if any of these distributors failed to fulfill their obligations or refused or experienced difficulty in paying us on a timely basis, or negotiated larger discounts, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We face and will continue to face competition from other companies in the pharmaceutical and medical device industries. Xtampza, the Nucynta Products, and our product candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, Depomed, Egalet, Endo, Mallinckrodt, Pernix, Pfizer, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of Xtampza, the Nucynta Products, and any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Xtampza, the Nucynta Products, and any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organization, or CMO, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks and other malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercial and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization and drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization of our products and development of our product candidates could be delayed.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2017, holders of an aggregate of approximately 4.5 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

Actual or potential sales of our common stock by our directors or employees, including our executive officers, pursuant to pre-arranged stock trading plans or otherwise could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by investors.

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

As of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our voting stock, including shares subject to outstanding options and warrants. As a result, if these shareholders were to choose to act together, they would be able to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock. Such concentration of ownership control may:

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

Our common stock is listed on The NASDAQ Global Select Market (NASDAQ). As a NASDAQ listed company, we are required to satisfy the continued listing requirements of NASDAQ for inclusion in the Global Select Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and shareholders’ equity of at least $10.0 million. There can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we could face significant material adverse consequences, including:

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

In addition, as of December 31, 2017, there were (a) outstanding options to purchase an aggregate of 3,037,690 shares of our common stock at a weighted average exercise price of $13.00 per share, of which options to purchase 1,025,252 shares of our common stock were then exercisable, and (b) 2,445 shares of common stock issuable upon the exercise of warrants to purchase common stock at a weighted-average exercise price of $12.27 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters are located in Canton, Massachusetts, where we lease 19,335 square feet of office space (including chemistry and pilot/formulation laboratories) under a lease agreement that was amended in March 2015. The lease term terminates in August 2020, five years following the date that the landlord delivered the expansion space with certain improvements substantially completed. The lease term may be extended for an additional five years at our election.

We believe that our existing facility is adequate for our current and expected future needs. We may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

Item 3.  Legal Proceedings

Xtampza Litigation

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

In November 2015, Purdue filed a follow-on suit asserting infringement of another patent, Patent No. 9,073,933, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. In June 2016, Purdue filed another follow-on suit asserting infringement of another non-Orange Book listed patent, Patent No. 9,155,717. In April 2017, Purdue filed another follow-on suit asserting infringement of another patent, Patent No. 9,522,919, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. Then, in September 2017, Purdue filed another follow-on suit asserting infringement of another non-Orange Book listed patent, Patent No. 9,693,961.

In October 2017, and in response to the filing of our Supplemental NDA (“sNDA”) seeking to update the drug abuse and dependence section of the Xtampza label, Purdue filed another suit asserting infringement of the ʼ933 and ʼ919 patent. We filed a motion to dismiss that action, and the Court granted our motion on January 16, 2018.

The current suits have been consolidated by the District of Massachusetts, where Purdue continues to assert infringement of five patents: the ʼ497 patent, the ʼ933 patent, the ʼ717 patent, the ʼ919 patent, and the ʼ961 patent. None of these suits are associated with any stay of FDA approval for the Xtampza drug product. Purdue has made a demand for monetary relief but has not quantified their alleged damages. Purdue has also requested a judgment of infringement and an injunction on the sale of our products accused of infringement. We have denied all claims and seek a judgment that the patents are invalid and/or not infringed by us; we are also seeking a judgment that the case is exceptional, with an award to us of our fees for defending the case.

The parties are in the early stages of fact discovery. Written discovery has commenced with depositions expected to commence during the second half of 2018. A claim construction and summary judgment hearing was held on June 1, 2017. On November 21, 2017, the Court issued its claim construction ruling, construing certain claims of the ʼ933, ʼ497, and ʼ717 patents. At this time, the Motion for Summary Judgment, which asserted that claims of the ’933, ’497, and ’717 patents are invalid and not infringed, remains pending. We are not able to predict with certainty when the Court will decide our motion. The Scheduling Order has been amended to stay the close of fact discovery until after the Court decides our Motion for Summary Judgment. No trial date has been scheduled.

We are, and plan to continue, defending this case vigorously. At this stage, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Nucynta Litigation

On February 7, 2018, Purdue filed a patent infringement suit against Collegium NF, LLC and Collegium Pharmaceutical, Inc. in the District of Delaware. Specifically, Purdue argues that our sale of immediate release and extended release Nucynta infringes U.S. Patent Nos. 9,861,583, 9,867,784, and 9,872,836. Purdue has made a demand for monetary relief in the Complaint but has not quantified its alleged damages. Our response to the Complaint is currently due April 9, 2018.

We plan to defend this case vigorously. At this stage, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Teva Litigation

We filed the NDA for Xtampza as a 505(b)(2) application, which allows us to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the

Orange Book), in this case OxyContin OP. We have twelve patents listed in the FDA Orange Book as covering our abuse-deterrent product and methods of using it to treat patients: Patents Nos.  7,399,488; 7,771,707; 8,449,909;  8,557,291;  8,758,813;  8,840,928;  9,044,398; 9,248,195;  9,592,200;  9,682,075; 9,737,530 and 9,763,883.

Teva Pharmaceuticals USA filed a Notice Letter of Patent Certification against all twelve listed patents, alleging that they were invalid and/or not infringed by the proposed oxycodone product that is the subject of Teva’s ANDA. On February 22, 2018—within the 45-day period that gives us a 30-month stay on FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—we sued Teva in the District of Delaware on eleven of the patents listed in the Orange Book. The case was assigned to the Hon. Judge Stark.

We plan to assert and defend our intellectual property vigorously in this case. At this stage, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Opioid-Related Request and Subpoenas

We, like a number of other pharmaceutical companies, have received subpoenas or civil investigative demands related to opioid sales and marketing. We have received such subpoenas or civil investigative demands from the Offices of the Attorney General of each of Washington, New Hampshire, and Massachusetts. We are currently cooperating with the each of the foregoing states in their respective investigations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “COLL” since May 7, 2015. Prior to May 7, 2015, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on NASDAQ:

Year Ended December 31, 2017	High	Low
First quarter	$17.60	$9.88
Second quarter	$13.20	$7.37
Third quarter	$13.47	$9.03
Fourth quarter	$20.92	$9.01

Year Ended December 31, 2016	High	Low
First quarter	$28.47	$13.80
Second quarter	$20.03	$11.55
Third quarter	$20.25	$8.24
Fourth quarter	$20.55	$13.81

Holders

As of February 28, 2018, there were 36 holders of record of our common stock. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 7, 2015, the date on which our common stock first began trading on the NASDAQ Global Select Market, of the total cumulative shareholder return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2017. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends, however no dividends have been declared on our common stock to date.

		December 31,	December 31,
$100 investment in stock or index	May 7, 2015	2016	2017
Collegium Pharmaceutical, Inc. (COLL)	$100.00	$126.69	$150.20
NASDAQ Composite Index (IXIC)	$100.00	$109.84	$139.59
NASDAQ Biotechnology Index (NBI)	$100.00	$79.90	$93.20

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

Use of Proceeds

In March 2017, we commenced an “at-the-market” offering of our common stock and entered into a Controlled Equity

Offering Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald, as agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. As of December 31, 2017, we had sold an aggregate of 3,126,998 shares of common stock under the ATM Sales Agreement at an average gross sales price of $11.36 per share, generating net proceeds of $34.3 million after deduction of underwriting discounts and commissions and expenses payable by us. The proceeds from the sales were used to fund the continued commercialization of Xtampza, research and development efforts of our other product candidates, working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2017.

Item 6. Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto. Our historical results are not necessarily indicative of results to be expected in any period in the future.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Product revenues, net	$28,476	$1,711	$—	$—	$—
Costs and expenses
Cost of product revenues	2,595	213	—	—	—
Research and development	8,572	14,948	7,975	14,959	14,157
Selling, general and administrative	92,756	80,632	18,932	2,706	1,885
Total costs and expenses	103,923	95,793	26,907	17,665	16,042
Loss from operations	(75,447)	(94,082)	(26,907)	(17,665)	(16,042)
Interest income (expense), net	582	(94)	(439)	(252)	(76)
Other income (expense), net	—	—	91	—	(79)
Net loss	$(74,865)	$(94,176)	$(27,255)	$(17,917)	$(16,197)
Basic and diluted net loss per common share(1):	$(2.47)	$(3.88)	$(1.48)	$(22.72)	$(4.06)
Weighted-average shares used to compute loss per common share(1):	30,265,262	24,262,945	13,542,282	933,997	1,697,044

(1)See Note 3 to our consolidated financial statements included elsewhere in this Form 10-K for an explanation of the method used to calculate net loss per common share attributable to common shareholders, including the method used to calculate the number of shares used in the computation of the per share amount.

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$118,697	$153,225	$95,697	$1,634	$7,551
Working capital(1)	101,996	132,979	88,451	(5,921)	5,643
Total assets	135,568	162,017	97,718	5,090	9,034
Other long-term liabilities	—	1,513	4,214	6,914	834
Total shareholders’ equity (deficit)	104,080	134,908	85,072	(89,348)	(68,225)

(1)	Working capital is calculated as current assets minus current liabilities.

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

Overview

We are a specialty pharmaceutical company focused on becoming the leader in responsible pain management by developing and commercializing innovative, differentiated products for patients suffering from pain. Our first product, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Certain human abuse potential studies are included in the approved label, as well as data supporting the administration of the product as a sprinkle or administered through feeding tubes. In June 2016, we announced the commercial launch of Xtampza. In October 2016, we announced the submission of a New Drug Submission to Health Canada seeking marketing approval of Xtampza for the same indication for which we obtained approval from the FDA.

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $1.7 billion in U.S. sales in 2017. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In November 2017, we announced the approval of a Supplemental New Drug Application to the FDA for Xtampza to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

In addition, our preclinical studies and clinical trials have shown that the contents of the Xtampza capsule can be removed from the capsule and sprinkled on food or into a cup, and then directly into the mouth, or administered through feeding tubes, without compromising their drug release profile, safety or abuse-deterrent characteristics. By contrast, OxyContin OP, which is formulated in hard tablets, has a black box warning label stating that crushing, dissolving, or chewing can cause rapid release and absorption of a potentially fatal dose of the active ingredient. We believe that Xtampza can address the pain management needs of patients in the United States who suffer from chronic pain and have difficulty swallowing.

In December 2017, we entered into a Commercialization Agreement with Depomed, Inc., or Depomed, pursuant to which Depomed agreed to grant us a sublicense of certain of its intellectual property related to Nucynta ER and Nucynta IR, or the Nucynta Products, for commercialization of such products in the United States, the District of Columbia and Puerto Rico. Nucynta ER is an extended release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around‑the‑clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate release formulation of tapentadol that is indicated for the management of moderate to severe acute pain in adults.

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

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are detailing Xtampza to approximately 11,000 physicians who write approximately 58% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 131 sales representatives. In addition, we deploy a separate, hospital focused sales team.

We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018, and we began commercial promotion of the Nucynta Products in February 2018. We are detailing the Nucynta Products to substantially the same physicians to whom we detail Xtampza, leveraging our existing sales organization. We will pay a royalty to Depomed on all revenues from the sale of Nucynta Products based on certain net sales thresholds, with a minimum royalty of $135.0 million per year during the first four years of the Commercialization Agreement, subject to certain conditions. If Depomed or its contract manufacturers are unable to deliver a certain percentage of ordered quantities of the Nucynta Products for a period of two months or longer in calendar year 2018, then Depomed may be required to make a payment (or offset the minimum royalties) to ensure that we receive a minimum level of gross profit for 2018.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $74.9 million, $94.2 million and $27.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $298.0 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses as we continue to commercialize Xtampza and the Nucynta Products. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase in connection with our ongoing activities as we:

•	expand our sales and marketing efforts for Xtampza and the Nucynta Products, including hiring additional personnel to expand our commercial organization;
•	expand our regulatory and compliance functions;
•	conduct clinical trials of our product candidates;
•	continue scale-up and improvement of our manufacturing processes;
•	continue our research and development efforts;
•	manufacture preclinical study and clinical trial materials;
•	maintain, expand and protect our intellectual property portfolio;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	hire additional clinical, quality control and technical personnel to conduct our clinical trials;
•	hire additional scientific personnel to support our product development efforts;
•	expand operational, financial and management systems; and
•	hire additional selling, general and administrative personnel to operate as a commercial stage public company.

We believe that our cash and cash equivalents at December 31, 2017, together with expected cash inflows from the commercialization of Xtampza and the Nucynta Products, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2020. In addition, we may in the future seek to fund our operations through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects.

Financial Operations Overview

Product Revenues

Product revenue through the year ended December 31, 2017 has been generated from product sales of Xtampza. Product sales of Xtampza are recorded net of estimated chargebacks, rebates, sales incentives and allowance, distribution service fees, as well as estimated product returns.

Cost of Product Revenues

Cost of product revenues include the cost of active pharmaceutical ingredient (“API”), the cost of producing finished goods that correspond with revenue for the reporting period, as well as certain period costs related to freight, packaging, stability and quality testing.

Research and Development Expenses

Research and development expenses consist of development costs associated with our DETERx platform technology and product candidates programs. These costs are expensed as incurred and include:

•	compensation and employee‑related costs, including stock‑based compensation;
•	costs associated with conducting our preclinical, clinical and regulatory activities, including fees paid to third‑party professional consultants and service providers;
•	costs incurred under clinical trial agreements;
•	costs for laboratory supplies;
•	costs to acquire, develop and manufacture preclinical study and clinical trial materials; and
•	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

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

We anticipate that our selling, general and administrative expenses will increase in the future as we increase our administrative headcount to support our continued research and development and potential commercialization of our product candidates, in addition to the continued expansion of our commercialization efforts for Xtampza and the Nucynta Products. We also anticipate increased expenses related to audit, legal, regulatory and tax‑related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with being a public company.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of Xtampza, estimates utilized in the valuation of inventory, accounting for stock-based compensation, contingencies and tax valuation reserves. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Form 10-K, we believe the following accounting policies to be most critical to the significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our accounting policy for revenue recognition will have a substantial impact on reported results and relies on certain estimates. Estimates are based on historical experience, current conditions and on various other assumptions that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Product Revenue

Revenue for product sales is recognized when there is persuasive evidence of an arrangement; title and risk of loss have passed to the customer, which generally occurs upon delivery; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable; and when collectability is reasonably assured. Product sales are recorded net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns.

Beginning in the third quarter of 2017, we determined that we have sufficient experience with sales of Xtampza to estimate our returns at time of shipment. We sell our products primarily to distributors and retailers (“customers”), which in turn sell the product to pharmacies for the treatment of patients. We provide the right of return to our customers for a limited time before and after the product expiration date. As a result of our experience to date with Xtampza sales, we determined that we can reasonably estimate the amount of future product returns. This determination has enabled us to recognize revenue earlier on the sell-in method, net of a provision for estimated returns, because we can record revenue once sold to the customer rather than waiting until the product is sold to the end user on a sell-through method. We recorded a one-time $4.4 million increase to revenues during the three months ended September 30, 2017 as a result of our change to the sell-in method in the third quarter of 2017.

Sales Deductions

Sales deductions consist primarily of managed care rebates; government rebates; co-pay program incentives; sales incentives and allowances; provisions for product returns; distribution service fees; prompt pay discounts; and chargebacks. These deductions are recorded as reductions to revenue in the same period as the related sales are recognized. Reserves are based on estimates of the amounts earned or to be claimed on the related sales. Estimates are based on our historical experience of existing or similar programs, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. As a result, we estimate the accruals and related reserves required for amounts payable under these programs.

If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

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

We have capitalized $1.8 million of inventory as of December 31, 2017. We expect sales of the capitalized units to occur during the next twelve months. We expect costs of product revenues to increase due to the expected increases in net product sales of Xtampza and the fact that we had expensed all manufacturing costs as research and development expense in periods prior to FDA approval of Xtampza. The impact on cost of product revenues as a result of inventory not capitalized prior to FDA approval is immaterial.

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

As of December 31, 2017, our only intangible asset was the licensed right to develop and commercialize Onsolis from BioDelivery Sciences International, Inc. (“BDSI”). Onsolis is a Transmucosal Immediate-Release Fentanyl film indicated for the management of breakthrough pain in cancer patients 18 years of age and older, who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. On December 8, 2017, after a review of our product portfolio, we provided written notice to BDSI of the termination of the License and Development Agreement dated May 11, 2016, or the License Agreement, which termination will be effective pursuant to the terms of such agreement on March 8, 2018. Upon such termination of the License Agreement, our rights to develop and commercialize Onsolis will revert to BDSI. As such, we considered this notice a triggering event warranting an assessment of impairment indicators and test for recoverability. Based on the results of the impairment assessment and recoverability test, we recognized a full impairment of $1.8 million related to the license of Onsolis in December 2017.

We have not recognized any impairment losses on property and equipment assets for the years ended December 31, 2017, 2016 and 2015.

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

Stock‑based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight‑line basis, net of estimated forfeitures. We estimate the fair value of stock option grants using the Black‑Scholes option pricing model, which requires the input of subjective assumptions, including (i) the risk‑free interest rate, (ii) the expected volatility of our stock, (iii) the expected term of the award and (iv) the expected dividend yield. The risk‑free interest rates for periods within the expected life of the option are based on the yields of zero‑coupon U.S. Treasury securities. Prior to our IPO, there was no public market for the trading of our common stock. Due to the lack of a public market for the trading of our common stock prior to our recent IPO and a lack of Company‑specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock‑based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock‑based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. The expected term represents the period of time that options are expected to be outstanding. Because there was not enough historical exercise behavior through December 31, 2017, we determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and the vesting period.

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

Net Operating Loss Carryforwards

As of December 31, 2017, we had a federal net operating loss, or NOL, carryforward of approximately $249.5 million and state net operating loss carryovers of approximately $205.1 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022, and the state net operating losses begin to expire in 2030. We also had U.S. federal tax credits of approximately $3.4 million, and state tax credits of approximately $589,000. These tax attributes are generally subject to a limited carryover/carryback period, and are also subject to the annual limitations that may be imposed under Section 382 of the Code, or Section 382.

The TCJA generally will allow losses incurred after 2017 to be carried over indefinitely, but will limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Code Sections 382/383 and other limitations). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 generally will be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income, and be available for twenty years from the period the loss was generated. We have not finalized our review of the impact of TCJA on the NOL rules, and the impact, if any, to our ability to utilize and carryover net operating losses.

The federal R&D credit generally has a twenty year carryover term, and our state R&D credit is generally available for a fifteen year carryover.

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

As of December 31, 2017 and 2016, we have provided a full valuation allowance for deferred tax assets including NOL and tax credit carryovers.

Uncertain Tax Positions and Income Taxes

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

During 2017, the Company identified unrecognized tax benefits associated with the IRS audit of its 2015 corporate income tax return, and the risk of claiming R&D credits without a formal R&D study. The gross unrecognized tax benefits associated with these two items at December 31, 2017 is $1.4 million.

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Product revenues, net	$28,476	$1,711	$—
Cost of product revenues	2,595	213	—
Research and development	8,572	14,948	7,975
Selling, general and administrative	92,756	80,632	18,932
Interest income (expense), net	582	(94)	(348)
Net loss	$(74,865)	$(94,176)	$(27,255)

Comparison of the Years Ended December 31, 2017 and 2016

Product revenues, net were $28.5 million for the year ended December 31, 2017, compared to $1.7 million for the year ended December 31, 2016. The $26.8 million increase was primarily related to an $18.6 million increase in sold-through units of Xtampza, as well as a $3.8 million increase as a result of changing to the sell-in method during the year ended December 31, 2017. In addition, a $4.4 million increase to revenues was recorded in the third quarter of 2017 to recognize revenue from shipments from prior periods as a result of changing to the sell-in method in the third quarter of 2017.

Cost of product revenues was $2.6 million for the year ended December 31, 2017, compared to $213,000 for the year ended December 31, 2016. The $2.4 million increase was primarily related to increased sales in the year ended December 31, 2017.

Research and development expenses were $8.6 million for the year ended December 31, 2017, compared to $14.9 million for the year ended December 31, 2016. The $6.3 million decrease was primarily related to:

•	a decrease in clinical trial costs of $4.0 million due to the completion of certain clinical trials in 2016;
•	a decrease in research-related regulatory costs of $2.1 million following the commercial launch of Xtampza in 2016;
•	a decrease in Xtampza manufacturing costs of $1.9 million reflecting that, prior to April 2016, we expensed manufacturing costs associated with Xtampza as research and development expense; offset by
•	an increase in non-clinical trial costs of $932,000 relating to studies required to be conducted following FDA approval of Xtampza; and
•	an increase in salaries, wages and benefits of $678,000 primarily due to an increase in research and development, including an increase in incentive compensation and stock-based compensation expense.

Selling, general and administrative expenses were $92.8 million for the year ended December 31, 2017, compared to $80.6 million for the year ended December 31, 2016. The $12.2 million increase was primarily related to:

•

an increase in salaries, wages and benefits of $15.8 million primarily due to an increase from 234 to 250 employees, including the addition of a sales force of approximately 150 employees in the second quarter of 2016, and stock-based compensation expense;

•	an increase in legal fees of $2.1 million, primarily due to costs related to litigation;
•	an increase of $1.8 million due to the impairment charge relating to the termination of the License Agreement with BDSI; offset by
•	a decrease in PMR and other regulatory costs associated with FDA approval of Xtampza of $3.9 million, primarily due to higher one-time costs incurred upon the commercial launch of Xtampza in 2016;
•	a decrease in commercial, sales and marketing costs of $2.9 million, primarily due to higher costs incurred upon the commercial launch of Xtampza in 2016; and
•	a decrease in distribution and commercial manufacturing costs of $667,000.

Comparison of the Years Ended December 31, 2016 and 2015

Product revenues, net were $1.7 million for the year ended December 31, 2016, compared to zero for the year ended December 31, 2015. The $1.7 million increase was due to the commercial launch of Xtampza in June 2016.

Cost of product revenues was $213,000 for the year ended December 31, 2016, compared to zero for the year ended December 31, 2015. The $213,000 increase was due to the commercial launch of Xtampza in June 2016.

Research and development expenses were $14.9 million for the year ended December 31, 2016, compared to $8.0 million for the year ended December 31, 2015. The $6.9 million increase was primarily related to:

•	an increase in clinical trial costs of $5.2 million due to clinical trials with Xtampza and the commencement of clinical trials for our second product candidate;
•	an increase in salaries, wages and benefits of $1.6 million primarily due to headcount, bonuses and stock compensation expense; and
•	an increase in manufacturing and transfer costs of $1.2 million primarily related to the development of a manufacturing process for Onsolis; offset by
•	a decrease in consulting costs of $1.1 million primarily due to the completion of FDA advisory committee preparation in 2015.

Selling, general and administrative expenses were $80.6 million for the year ended December 31, 2016 compared to $18.9 million for the year ended December 31, 2015. The $61.7 million increase was primarily related to:

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

Liquidity and Capital Resources

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of December 31, 2017, we had $118.7 million in cash and cash equivalents.

Equity Financing

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

In March 2017, we commenced an “at-the-market” offering of our common stock and entered into the ATM Sales Agreement with Cantor Fitzgerald, as agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. As of December 31, 2017, we had sold an aggregate of 3,126,998 shares of common stock under the ATM Sales Agreement at an average gross sales price of $11.36 per share, generating net proceeds of $34.3 million after deduction of underwriting discounts and commissions and expenses payable by us, all of which were sold during the year ended December 31, 2017.

Silicon Valley Bank Term Loan Facility

Since August 2012, the Company has maintained a term loan facility with Silicon Valley Bank, which was amended and replaced in connection with, and as a condition to, consummation of the transactions contemplated by the Commercialization Agreement. Under the amended and replaced term loan, the Company now has a term loan facility in an amount of $11.5 million (the “New Term Loan”), which replaces the Company’s previously existing term loan facility. The proceeds of the New Term Loan were used by the Company to finance certain payment obligations under the Commercialization Agreement and to repay the balance of the previously existing term loan. The New Term Loan also provided SVB’s consent with respect to transactions contemplated by the Commercialization Agreement, including the delivery by SVB of a standby letter of credit in an aggregate amount of $33.75 million.

The New Term Loan bears interest at a rate per annum of 0.75% above the prime rate (as defined in the agreement governing the New Term Loan). The Company will repay the New Term Loan in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in July 2019, provided that, if the Company achieves EBITDA (as defined in the agreement governing the New Term Loan) in excess of $2.5 million for two (2) consecutive calendar quarters prior to June 2019, such payments will commence in January 2020. All outstanding principal and accrued and unpaid interest under the New Term Loan, and all other outstanding obligations with respect to the New Term Loan, are due and payable in full in December 2022. The Company may prepay the New Term Loan, in full but not in part, with a prepayment fee of (i) 3.0% of the outstanding principal balance prior to January  2019, (ii) 2.0% of the outstanding principal balance following January 2019 and prior to January 2020 and (iii) 1.0% of the outstanding principal balance following January 2020, plus, in each case, a final payment fee of $719.

Under the New Term Loan, the Company will be required to maintain a liquidity ratio of at least 2.0 to 1.0.  Any amounts outstanding during the continuance of any event of default under the New Term Loan will bear additional interest at the per annum rate of 5.0%.

Cash flows

	Years ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(67,018)	$(75,053)	$(21,567)
Net cash used in investing activities	(990)	(2,977)	(362)
Net cash provided by financing activities	33,480	135,558	115,992

Operating activities. Cash used in operating activities was $67.0 million in the year ended December 31, 2017 and $75.1 million in the year ended December 31, 2016. The $8.1 million decrease in cash used in operating activities was primarily due to the change in net loss, partially offset by changes in the working capital accounts, including significant changes in accounts receivable and accrued rebates, returns and discounts in the year ended December 31, 2017, and non-cash operating activities such as stock-based compensation expense, non-cash impairment charges and depreciation and amortization. We expect cash used in operating activities to increase in the foreseeable future as we continue to commercialize Xtampza and the Nucynta Products and fund research, development and clinical activities for additional product candidates.

Cash used in operating activities was $75.1 million in the year ended December 31, 2016 and $21.6 million in the year ended December 31, 2015. The $53.5 million increase in cash used in operating activities was due primarily to the change in net loss, partially offset by changes in the working capital accounts.

Investing activities. Cash used in investing activities was $990,000 in the year ended December 31, 2017 and $3.0 million in the year ended December 31, 2016. The decrease in cash used in investing activities was primarily due to a one-time upfront fee paid to BDSI for the Onsolis License Agreement in the year ended December 31, 2016.

Cash used in investing activities was $3.0 million in the year ended December 31, 2016 and $362,000 in the year ended December 31, 2015. The increase in cash used in investing activities was primarily due to a one-time upfront fee paid to BDSI for the Onsolis License Agreement in the year ended December 31, 2016.

Financing activities. Cash provided by financing activities for the year ended December 31, 2017 primarily represents net proceeds of $34.3 million from the issuance of common stock, partially offset by the repayment of term notes of $2.7 million.

Cash provided by financing activities for the year ended December 31, 2016 primarily represents net proceeds of $137.3 million from the issuance of common stock, partially offset by the repayment of term notes of $2.7 million.

Cash provided by financing activities for the year ended December 31, 2015 primarily represents net proceeds from the IPO and from the sale of Series D convertible preferred stock of $72.0 million and $44.8 million, respectively.

Funding requirements

Since 2011, we have generated limited revenue from product sales and we continue to incur significant research, development and other expenses related to our ongoing operations. As we continue to commercialize Xtampza and add the Nucynta Products to our portfolio, we anticipate that we will continue to incur losses in the near future as we grow our commercial organization and continue the development of, and seek regulatory approvals for, other product candidates. We are subject to all of the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will also incur additional costs associated with operating as a commercial stage public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from our pharmaceutical products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing shareholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the cost of growing and maintaining sales, marketing and distribution capabilities for Xtampza, the Nucynta Products and any other products for which we may receive regulatory approval;
•	the generation of reasonable levels of revenue from the sale of Xtampza and the Nucynta Products;
•	our ability to pay license fees and royalties for our in-licensed products;
•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;
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
•

the cost of patent infringement litigation, including our litigation with each of Purdue Pharma, L.P., or Purdue, and Teva Pharmaceuticals USA, Inc., or Teva, relating to Xtampza, the Nucynta Products or our product candidates, which may be expensive to defend and delay the commercialization of our product candidates;

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 that will affect our future liquidity:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations (1)	$639	$234	$405	$—	$—
Long term debt (including interest) (2)	1,479	1,479	—	—	—
Purchase obligations (3)	9,000	3,000	6,000	—	—
Total	$11,118	$4,713	$6,405	$—	$—

(1)Operating lease obligations represent future minimum lease payments under our non‑cancelable operating lease in effect as of December 31, 2017, reflecting remaining lease payments for our current facility in Canton, Massachusetts.

(2)Long‑term debt obligations represent future principal and interest payments under our Original Term Loan, as amended as of December 31, 2017.

(3)Purchase obligations represent the minimum purchase obligations of up to $3.0 million under a manufacturing agreement as of December 31, 2017. The disclosed amounts represent the maximum amount that could be payable under the minimum purchase obligations.

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

Off‑Balance Sheet Arrangements

We did not have during the periods presented any off‑balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents consisting of cash and money market funds of $118.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017, the end of our most recent fiscal year.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of the Shareholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.

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

Exhibits

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger, dated July 10, 2014, by and between Collegium Pharmaceutical, Inc., a Delaware corporation, and Collegium Pharmaceutical, Inc., a Virginia corporation.(1)
3.1†	Second Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc.(2)
3.2†	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.(8)
4.1†	Eighth Amended and Restated Investor Rights Agreement, dated March 6, 2015, by and among Collegium Pharmaceutical, Inc. and certain of its shareholders.(1)
4.2†	Warrant to Purchase Stock, dated October 28, 2010, issued by Collegium Pharmaceutical, Inc. to Comerica Bank.(1)
10.1†	Office Lease Agreement, dated August 28, 2012, by and between 780 Dedham Street Holdings, LLC and Collegium Pharmaceutical, Inc.(1)
10.2†	Loan and Security Agreement, dated August 28, 2012, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.3†	First Amendment to Loan and Security Agreement, dated January 31, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.4†	Assumption and Second Amendment to Loan and Security Agreement, dated August 12, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.5†	Third Amendment to Loan and Security Agreement, dated September 25, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.6†	Fourth Amendment to Loan and Security Agreement, dated October 31, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.7†	Consent and Sixth Amendment to Loan and Security Agreement, dated January 9, 2018, by and between Collegium Pharmaceutical, Inc. and Silicon Valley Bank.(9)
10.8†	Subordination Agreement, dated November 14, 2014, by and among Collegium Pharmaceutical, Inc., Silicon Valley Bank and the creditors named therein.(1)
10.9†	Subordination Agreement, dated December 2, 2014, by and among Collegium Pharmaceutical, Inc., Silicon Valley Bank and the creditors named therein.(1)
10.10+†	Restricted Stock Award Agreement, dated June 13, 2012, by and between Collegium Pharmaceutical, Inc. and Michael T. Heffernan.(1)
10.11+†	Restricted Stock Award Agreement, dated July 18, 2012, by and between Collegium Pharmaceutical, Inc. and Gino Santini.(1)
10.12+†	Restricted Stock Award Agreement, dated March 5, 2014, by and between Collegium Pharmaceutical, Inc. and Gino Santini.(1)
10.13†	Form of Confidentiality and Inventions Agreement.(1)

10.14+†	Offer Letter, dated January 29, 2015, by and between Collegium Pharmaceutical, Inc. and Garen Bohlin.(1)
10.15†	Series D Convertible Preferred Stock Purchase Agreement, dated March 6, 2015, by and among Collegium Pharmaceutical, Inc. and the purchasers thereto.(1)
10.16†	First Amendment to Lease, dated March 24, 2015, by and between Park at 95, LLC (as successor in interest to 780 Dedham Street Holdings, LLC) and Collegium Pharmaceutical, Inc.(1)
10.17+†	2015 Employee Stock Purchase Plan.(3)
10.18+†	Performance Bonus Plan. (4)
10.19(a)+†	Amended and Restated 2014 Stock Incentive Plan. (3)
10.19(b)+†	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.19(c)+†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.19(d)+†	Form of Restricted Stock Award Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.20+†	Restricted Stock Award Agreement, dated April 2, 2015, by and between Collegium Pharmaceutical, Inc. and Michael T. Heffernan. (4)
10.21†	Form of Indemnification Agreement. (4)
10.22+†	Employment Agreement, dated August 4, 2015, by and between Michael Heffernan and Collegium Pharmaceutical, Inc.(5)
10.23+†	Employment Agreement, dated August 4, 2015, by and between Paul Brannelly and Collegium Pharmaceutical, Inc.(5)
10.24+†	Employment Agreement, dated August 4, 2015, by and between Barry S. Duke and Collegium Pharmaceutical, Inc.(6)
10.25*†	License and Development Agreement, dated as of May 11, 2016, by and between Collegium Pharmaceutical, Inc. and BioDelivery Systems International, Inc.(7)
10.26+†	Employment Agreement, dated May 31, 2017, by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.(10)
10.27*	Commercialization Agreement, by and among, Depomed, Inc., Collegium Pharmaceutical, Inc. and Collegium NF, LLC, dated as of December 4, 2017.
10.28	Amendment dated January 9, 2018 to Commercialization Agreement by and among Depomed, Inc. and Collegium Pharmaceutical, Inc. and Collegium NF, LLC.
21.1	Subsidiaries of Collegium Pharmaceutical, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Convertible Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the Years Ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

†Previously filed.

+Indicates management contract or compensatory plan.

*  Subject to confidential treatment request.

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

(8)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2017.

(9)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2018.

(10)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2017.

Item 16. Form 10-K Summary

None.

COLLEGIUM PHARMACEUTICAL, INC.

Index to Consolidated Financial Statements

Audited Financial Statements	Pages
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016, and 2015	F-5
Consolidated Statements of Convertible Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the Years Ended December 31, 2017, 2016 and 2015	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Collegium Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible redeemable preferred stock and shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 7, 2018

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Collegium Pharmaceutical, Inc.

We have audited the consolidated balance sheet of Collegium Pharmaceutical, Inc. and its subsidiary (the “Company”) as of December 31, 2015 (not presented herein), and the related statements of operations, convertible redeemable preferred stock and shareholders’ equity (deficit), and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collegium Pharmaceutical, Inc. and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 18, 2016

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$118,697	$153,225
Accounts receivable	9,969	2,129
Inventory	1,813	1,316
Prepaid expenses and other current assets	3,005	1,905
Total current assets	133,484	158,575
Property and equipment, net	1,826	1,038
Intangible assets, net	—	2,103
Restricted cash	97	97
Other long-term assets	161	204
Total assets	$135,568	$162,017
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$5,684	$9,106
Accrued expenses	8,541	8,879
Accrued rebates, returns and discounts	15,784	—
Deferred revenue	—	4,944
Current portion of term loan payable	1,479	2,667
Total current liabilities	31,488	25,596
Lease incentive obligation	—	34
Term loan payable, long-term	—	1,479
Total liabilities	31,488	27,109
Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at December 31, 2017 and December 31, 2016; issued and outstanding shares - none at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at December 31, 2017 and December 31, 2016; issued and outstanding shares - 32,770,678 at December 31, 2017 and 29,364,100 at December 31, 2016	33	29
Additional paid-in capital	402,096	358,063
Accumulated deficit	(298,049)	(223,184)
Total shareholders’ equity	104,080	134,908
Total liabilities and shareholders’ equity	$135,568	$162,017

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2017	2016	2015
Product revenues, net	$28,476	$1,711	$—
Costs and expenses
Cost of product revenues	2,595	213	—
Research and development	8,572	14,948	7,975
Selling, general and administrative	92,756	80,632	18,932
Total costs and expenses	103,923	95,793	26,907
Loss from operations	(75,447)	(94,082)	(26,907)

Other income (expense)
Interest income (expense), net	582	(94)	(439)
Gain on extinguishment of debt	—	—	91
Total other income (expense), net	582	(94)	(348)

Net loss	$(74,865)	$(94,176)	$(27,255)

Loss per share - basic and diluted	$(2.47)	$(3.88)	$(1.48)
Weighted-average shares - basic and diluted	30,265,262	24,262,945	13,542,282

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible							Total
	Redeemable		Redeemable		Redeemable		Redeemable				Additional	Treasury		Shareholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid- In	Stock,	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	at cost	Deficit	(Deficit)
Balance at December 31, 2014	9,232,334	$12,781	27,324,237	$51,212	8,658,008	$13,114	—	$—	1,006,219	$1	$12,407	$(3)	$(101,753)	$(89,348)
Exercise of common stock options	—	—	—	—	—	—	—	—	173,251	—	517	—	—	517
Exercise of warrants	—	—	—	—	—	—	—	—	16,062	—	6	—	—	6
Issuance of restricted stock awards to employees	—	—	—	—	—	—	—	—	194,694	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	—	—	—	—	—	—	37,500,000	44,807	—	—	—	—	—	—
Conversion of notes to Series D convertible redeemable preferred stock	—	—	—	—	—	—	4,166,667	5,000	—	—	—	—	—	—
Extinguishment of prior preferred stock dividends	—	(3,733)	—	(23,341)	—	(4,110)	—	—	—	—	31,184	—	—	31,184
Accruals of dividends and accretion to redemption value	—	2,297	—	18,034	—	2,996	—	1,245	—	—	(24,572)	—	—	(24,572)
Conversion of preferred stock to common stock	(9,232,334)	(11,345)	(27,324,237)	(45,905)	(8,658,008)	(12,000)	(41,666,667)	(50,000)	12,591,463	13	119,237	—	—	119,250
Initial Public Offering, net of issuance costs of $2,408	—	—	—	—	—	—	—	—	6,670,000	7	72,022	—	—	72,029
Issuance of common stock in payment of Series D accrued dividends	—	—	—	—	—	—	—	(1,052)	87,662	—	1,052	—	—	1,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,209	—	—	2,209
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,255)	(27,255)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	20,739,351	21	214,062	(3)	(129,008)	85,072
Exercise of common stock options	—	—	—	—	—	—	—	—	81,831	—	443	—	—	443
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	42,918	—	442	—	—	442
Public offerings of common stock, net of issuance costs of $845	—	—	—	—	—	—	—	—	8,500,000	8	137,332	—	—	137,340
Retirement of treasury stock		—	—	—	—	—	—	—	—	—	(3)	3	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,787	—	—	5,787
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(94,176)	(94,176)
Balance at December 31, 2016	—	—	—	—	—	—	—	—	29,364,100	29	358,063	—	(223,184)	134,908
Exercise of common stock options	—	—	—	—	—	—	—	—	158,801	1	735	—	—	736
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	110,841	—	1,141	—	—	1,141
Vesting of restricted stock units	—	—	—	—	—	—	—	—	14,757	—	—	—	—	—
Shares withheld for employee taxes upon vesting of restricted stock units	—	—	—	—	—	—	—	—	(4,819)	—	(68)	—	—	(68)
Public offerings of common stock, net of issuance costs of $1,253	—	—	—	—	—	—	—	—	3,126,998	3	34,280	—	—	34,283
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,945	—	—	7,945
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(74,865)	(74,865)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	32,770,678	$33	$402,096	$—	$(298,049)	$104,080

The accompanying notes are an integral part of these consolidated financial statements

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(74,865)	$(94,176)	$(27,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594	655	171
Non-cash impairment charges	1,845	—	—
Lease incentive obligation	(34)	(34)	(34)
Stock-based compensation expense	7,945	5,787	2,209
Non-cash interest expense	—	—	6
Changes in operating assets and liabilities:
Accounts receivable	(7,840)	(2,129)	—
Inventories	(497)	(1,316)	—
Prepaid expenses and other assets	(1,057)	(923)	(659)
Refundable PDUFA fee	—	—	2,335
Accounts payable	(3,422)	5,569	1,298
Accrued expenses	(527)	6,570	362
Accrued rebates, returns and discounts	15,784	—	—
Deferred revenue	(4,944)	4,944	—
Net cash used in operating activities	(67,018)	(75,053)	(21,567)
Investing activities
Purchase of intangible assets	—	(2,500)	—
Purchases of property and equipment	(990)	(477)	(362)
Net cash used in investing activities	(990)	(2,977)	(362)
Financing activities
Proceeds from issuances of common stock from public offerings, net of issuance costs of $1,198, $845 and $2,408, respectively	34,338	137,340	72,029
Proceeds from issuances of common stock from employee stock purchase plans	1,141	442	—
Proceeds from issuance of Series D convertible redeemable preferred stock, net of issuance costs of $193	—	—	44,807
Repayment of term note	(2,667)	(2,667)	(1,286)
Repayment of lease note payable	—	—	(59)
Restricted cash	—	—	(16)
Proceeds from the exercise of stock options	736	443	517
Payments made for employee restricted stock tax withholdings	(68)	—	—
Net cash provided by financing activities	33,480	135,558	115,992

Net (decrease) increase in cash and cash equivalents	(34,528)	57,528	94,063
Cash and cash equivalents at beginning of period	153,225	95,697	1,634
Cash and cash equivalents at end of period	$118,697	$153,225	$95,697

Supplemental disclosure of cash flow information
Cash paid for offering costs	$1,228	$—	$—
Cash paid for interest	$139	$284	$353

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$55	$—	$—
Acquisition of property and equipment in accrued expenses	$216	$81	$—
Preferred stock conversion to common stock	$—	$—	$120,302
Extinguishment of preferred stock	$—	$—	$31,184
Accruals of dividends and accretion to redemption value	$—	$—	$24,572
Conversion of bridge note to preferred stock	$—	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. NATURE OF BUSINESS

Organization

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Canton, Massachusetts. The Company a specialty pharmaceutical company focused on becoming the leader in responsible pain management by developing and commercializing innovative, differentiated products for patients suffering from pain. The Company’s first product, Xtampza ER®, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s new drug application (“NDA”) filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  In June 2016, the Company announced the commercial launch of Xtampza.

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

As of December 31, 2017, the Company had sold an aggregate of 3,126,998 ATM Shares under the ATM Sales Agreement at an average gross sales price of $11.36 per share generating net proceeds of $34,283 after deduction of underwriting discounts and commissions and expenses payable by the Company, all of which were sold during the year ended December 31, 2017.

Basis of Accounting

The consolidated financial statements include the accounts of Collegium Pharmaceutical, Inc. (a Virginia corporation) as well as the accounts of Collegium Securities Corp. (a Massachusetts corporation), incorporated in December 2015, and Collegium NF LLC (a Delaware limited liability company), incorporated in December 2017, both wholly owned subsidiaries requiring consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception, and as of December 31, 2017, had an accumulated deficit of $298,049. The Company expects to continue to incur net losses in the near future. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company believes that its cash and cash equivalents at December 31, 2017, together with expected cash inflows from sales of its products will enable the Company to fund its operating expenses, debt service, contractual obligations and capital expenditure requirements into 2020. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on the Company’s operations and future prospects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of Xtampza, estimates utilized in the valuation of inventory, accounting for stock-based compensation, contingencies and tax valuation reserves. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2017 and 2016.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at December 31, 2017 and 2016.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Money market funds, included in cash equivalents	$81,225	$81,225	$—	$—

December 31, 2016
Money market funds, included in cash equivalents	$125,515	$125,515	$—	$—

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash deposits primarily with one financial institution and in federally insured financial institutions in excess of federally insured limits. In addition, as of December 31, 2017, the Company’s cash equivalents were invested in one money market fund. Three customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2017. These customers comprised 49%, 24% and 20% of the accounts receivable balance, respectively. Three customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2017. These customers comprised 39%, 29% and 23% of revenue, respectively. The Company has not experienced any material losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held. The Company has no financial instruments with off‑balance sheet risk of loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis. As of December 31, 2017 and 2016, the carrying amount of cash equivalents was $81,225 and $125,515, respectively, which approximates fair value and was determined based upon Level 1 inputs. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory costs consist of costs related to the manufacturing of Xtampza, which are primarily the costs of contract manufacturing. The Company determines the cost of its inventories on a specific identification basis, and removes amounts from inventories on a first-in, first-out basis. If the Company identifies excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand and the expected shelf-life of the inventory components. As of December 31, 2017, cumulative estimates of excess inventory recorded as a component of cost of product revenues were immaterial. Inventories that are not expected to be used within one year are recorded as a non-current asset.

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

The Company has capitalized $1,813 of inventory as of December 31, 2017. The Company expects sales of the capitalized units to occur during the next twelve months.

Property and Equipment

Property and equipment are recorded at historical cost. Maintenance and repair costs are expensed as incurred. Costs which materially improve or extend the lives of existing assets are capitalized. The Company provides for depreciation and amortization using the straight‑line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Life
Machinery and equipment	5 years
Computers and office equipment	3- 5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of remaining lease term and estimated useful life

Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the statements of operations.

Intangible Assets

Intangible assets that are deemed to have a definite life are amortized over their useful lives and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (See Note 7). Amortization of intangible assets is recognized on a straight-line basis.

Restricted Cash

Restricted cash represents cash held in a depository account at a financial institution to collateralize a conditional stand‑by letter of credit related to the Company’s Canton, Massachusetts facility lease agreement. Restricted cash is reported as non‑current unless the restrictions are expected to be released in the next twelve months.

Revenue Recognition

Revenue for product sales is recognized when there is persuasive evidence of an arrangement, title and risk of loss have passed to the customer, which generally occurs upon delivery; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable; and when collectability is reasonably assured.  Product sales are recorded net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns.

Beginning in the third quarter of 2017, the Company determined that it had sufficient experience with sales of Xtampza to estimate its returns at time of shipment. The Company sells its products primarily to distributors (“customers”), which in turn sell the product to pharmacies for the treatment of patients. The Company provides the right of return to its customers for a limited time before and after its expiration date. As a result of its experience to date with Xtampza sales, the Company determined that it can reasonably estimate the amount of future product returns. This determination has enabled the Company to recognize revenue earlier on the sell-in method, net of a provision for estimated returns, because the Company can record revenue once sold to the customer rather than waiting until the product is sold to the end user on a sell-through method. The Company recorded a one-time $4,377 increase to revenues during the three months ended September 30, 2017 as a result of the Company’s change to the sell-in method in the third quarter of 2017.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the year ended December 31, 2017:

	Rebates and	Product	Trade Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2016	$-	$-	$-
Provision related to current period sales	23,505	3,523	6,476
Adjustment related to prior period sales	179	-	(140)
Credits/payments made	(11,037)	(386)	(4,080)
Balance at December 31, 2017	$12,647	$3,137	$2,256

(1)

Rebates and discounts includes managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.

(2)

Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.

(3)

Trade allowances and chargebacks includes fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities including salaries and employee related costs, costs associated with market research and design, costs associated with conducting preclinical, clinical and regulatory activities including fees paid to third‑party professional consultants and service providers, costs incurred under clinical trial agreements, costs for laboratory supplies, costs to acquire, develop and manufacture preclinical study and clinical trial materials, facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as selling, general and administrative expense as incurred since the recoverability of such expenditures is uncertain.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $11,019 and $16,328 in the years ended December 31, 2017 and 2016, respectively. Advertising and product promotion costs are expensed as incurred.

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

The Company records uncertain tax positions on the basis of a two‑step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to uncertain tax positions within income tax expense. Any accrued interest and penalties will be included within the related tax liability. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common shareholders by the weighted‑average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted‑average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants, redeemable convertible preferred stock and unvested restricted stock are considered potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2017, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Recently Issued Accounting Pronouncements

In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company adopted ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. Prior periods were not retrospectively adjusted. The implementation of this guidance did not have a material impact on its consolidated financial statements for the reasons discussed in detail below.

Currently, the Company’s only source of revenue is derived through the sales of Xtampza. The Company sells its products primarily to customers, which in turn sell the product to pharmacies for the treatment of patients. Under current GAAP, revenue for product sales is recognized when there is persuasive evidence of an arrangement, title and risk of loss have passed to the customer, which generally occurs upon delivery, and when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable, and when collectability is reasonably assured. Product sales are recorded net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns. Beginning in the third quarter of 2017, the Company determined that it had sufficient experience with sales of Xtampza to estimate its returns at time of shipment, resulting in the Company recognizing revenue once sold to customers.

Under Topic 606, revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). Incidental items that are immaterial in the context of the contract are recognized as expense. To the extent that the transaction price includes variable consideration, the Company is required to estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or most likely amount method to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales taxes and other taxes collected on behalf of third parties are excluded from revenue. All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time. Revenue will be recognized at the time the related performance obligation is satisfied by transferring control of a promised good or service to a customer.

As a result of the considerations discussed above, the Company concluded that it had sufficient information to conclude that the transaction price was fixed or determinable under current GAAP and would record revenue once sold to customers under either Topic 605 or Topic 606. The Company determined that the cumulative effect adjustment will have an immaterial impact to the Company’s opening balance of retained earnings. The Company’s adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for periods beginning January 1, 2018.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, and in

November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in these updates are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt these standards in the first quarter of 2018 using the retrospective transition method as required with respect to each period presented. The Company does not expect the adoption of these standards to have a material impact on its consolidated financial statements for the years ended December 31, 2017 or December 31, 2016.

3. NET LOSS PER COMMON SHARE

For the years ended December 31, 2017, 2016 and 2015, the securities discussed below were anti‑dilutive due to the net losses in those periods and, therefore, the number of shares used to compute basic and diluted earnings per share are the same for of those periods.

The following table presents the computations of basic and dilutive net loss per share:

	Years ended December 31,
	2017	2016	2015
Net loss	$(74,865)	$(94,176)	$(27,255)
Extinguishment of preferred stock - see Note 11	—	—	31,806
Accretion and dividends of prior preferred stock - See Note 11	—	—	(23,327)
Accretion and dividends of Series D preferred stock	—	—	(1,245)
Loss attributable to common shareholders — basic and diluted	$(74,865)	$(94,176)	$(20,021)
Weighted-average number of common shares used in net loss per share - basic and diluted	30,265,262	24,262,945	13,542,282
Loss per share - basic and diluted	$(2.47)	$(3.88)	$(1.48)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted‑average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	Years ended December 31,
	2017	2016	2015
Outstanding stock options	3,037,690	2,326,801	1,452,149
Warrants	2,445	2,445	2,445
Unvested restricted stock(1)	31,943	82,512	75,718
Restricted stock units	218,872	41,741	—

(1) - Includes shares of unvested restricted stock remaining from the early exercise of stock options.

4. INVENTORY

Inventory consisted of the following:

	As of December 31,	As of December 31,
	2017	2016
Raw materials	$616	$294
Work in process	322	67
Finished goods	875	955
Total inventory	$1,813	$1,316

As of December 31, 2017, the aggregate charges to date related to excess inventory were immaterial. These expenses were recorded as a component of cost of product revenues.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2017	2016
Prepaid regulatory fees	$1,434	$512
Prepaid development costs	526	485
Prepaid insurance	310	328
Other prepaid expenses	279	276
Other current assets	456	304
Prepaid expenses and other current assets	$3,005	$1,905

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2017	2016
Machinery and equipment	$1,447	$863
Computers and office equipment	702	590
Leasehold improvements	700	700
Construction-in-process	528	100
Furniture and fixtures	117	117
Total property and equipment	3,494	2,370
Less: accumulated deprecation	(1,668)	(1,332)
Property and equipment, net	$1,826	$1,038

Depreciation expense related to property and equipment amounted to $336, $258 and $171 for the years ended December 31, 2017, 2016 and 2015, respectively.

7. INTANGIBLE ASSETS

In May 2016, the Company entered into an agreement with BioDelivery Sciences International, Inc. (“BDSI”) to license the rights to develop, manufacture, and commercialize Onsolis® (fentanyl buccal soluble film), or Onsolis, in the United States. Onsolis is a Transmucosal Immediate-Release Fentanyl (“TIRF”) film indicated for the management of breakthrough pain in certain cancer patients. During the term of the License Agreement, milestone payments in the aggregate amount of $21,000 may become payable by the Company subject to the satisfaction of certain commercialization, intellectual property, and net sales milestones, including $4,000 upon the first commercial sale of the product in the U.S. Finally, the Company will be required to pay royalties in the upper teens based on annual net sales of the product in the U.S. As of December 31, 2017, the Company has not satisfied the criteria of any milestones or royalties payable under the License Agreement and has not recognized any liabilities for such milestones or royalties payable in its consolidated financial statements.

During the year ended December 31, 2016, the Company made an upfront payment of $2,500 and was contractually committed to reimburse BDSI up to a maximum of $2,000 for its out-of-pocket expenses incurred in connection with the manufacturing transfer. On December 8, 2017, the Company, after a review of its product portfolio, provided written notice to BDSI of termination of the License and Development Agreement. The termination will be effective pursuant to the terms of such agreement on March 8, 2018. Upon such termination of the License Agreement, the Company’s rights to develop and commercialize Onsolis will revert to BDSI. As a result of this notice of termination, the Company determined that the carrying amount of the intangible asset was not recoverable and that the carrying amount exceeded its fair value. As such, an impairment loss of $1,845 was recognized and included as a component of sales, general and administrative expense during the year ended December 31, 2017 and the net intangible asset is zero as of December 31, 2017.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,	As of December 31,
	2017	2016
Accrued bonuses	$2,940	$2,210
Accrued incentive compensation	1,790	1,160
Accrued payroll and related benefits	1,382	1,217
Accrued sales and marketing	624	801
Accrued development costs	517	2,485
Accrued audit and legal	405	416
Accrued interest	6	18
Accrued other operating costs	877	572
Total accrued expenses	$8,541	$8,879

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Xtampza Litigation

The Company filed the NDA for Xtampza as a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), in this case OxyContin OP. The 505(b)(2) process requires that the Company certifies to the FDA and notify Purdue, as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin OP in the Orange Book, or that the patents are invalid. The Company made such certification and provided such notice on February 11, 2015 and such certification documented why Xtampza does not infringe any of the 11 Orange Book listed patents for OxyContin OP, five of which have been invalidated in court proceedings. Under the Hatch-Waxman Act of 1984, Purdue had the option to sue us for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

Purdue exercised its option and elected to sue the Company for infringement in the District of Delaware on March 24, 2015 asserting infringement of three of Purdue’s Orange Book-listed patents (Patent Nos. 7,674,799, 7,674,800, and 7,683,072) and a non-Orange Book-listed patent (Patent No. 8,652,497), and accordingly, received a 30-month stay of FDA approval.

The Delaware court transferred the case to the District of Massachusetts. After the Company filed a partial motion for judgment on the pleadings relating to the Orange Book-listed patents, the District Court of Massachusetts ordered judgment in the Company’s favor on those three patents, and dismissed the claims asserting infringement of those patents with prejudice. Upon dismissal of those claims, the 30-month stay of FDA approval was lifted. As a result, the Company was able to obtain final approval for Xtampza ER and launch the product commercially.

In November 2015, Purdue filed a follow-on suit asserting infringement of another patent, Patent No. 9,073,933, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. In June 2016, Purdue filed another follow-on suit asserting infringement of another non-Orange Book listed patent, Patent No. 9,155,717. In April 2017, Purdue filed another follow-on suit asserting infringement of another patent, Patent No. 9,522,919, which was late-

listed in the Orange Book and therefore could not trigger any stay of FDA approval. Then, in September 2017, Purdue filed another follow-on suit asserting infringement of another non-Orange Book listed patent, Patent No. 9,693,961.

In October 2017, and in response to the filing of the Company’s Supplemental NDA (“sNDA”) seeking to update the drug abuse and dependence section of the Xtampza label, Purdue filed another suit asserting infringement of the ʼ933 and ʼ919 patent. The Company filed a motion to dismiss that action, and the Court granted its motion on January 16, 2018.

The current suits have been consolidated by the District of Massachusetts, where Purdue continues to assert infringement of five patents: the ʼ497 patent, the ʼ933 patent, the ʼ717 patent, the ʼ919 patent, and the ʼ961 patent. None of these suits are associated with any stay of FDA approval for the Xtampza drug product. Purdue has made a demand for monetary relief but has not quantified their alleged damages. Purdue has also requested a judgment of infringement and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and seeks a judgment that the patents are invalid and/or not infringed by the Company;  the Company is also seeking a judgment that the case is exceptional, with an award to the Company of its fees for defending the case.

The parties are in the early stages of fact discovery. Written discovery has commenced with depositions expected to commence during the second half of 2018. A claim construction and summary judgment hearing was held on June 1, 2017. On November 21, 2017, the Court issued its claim construction ruling, construing certain claims of the ʼ933, ʼ497, and ʼ717 patents. At this time, the Motion for Summary Judgment, which asserted that claims of the ’933, ’497, and ’717 patents are invalid and not infringed, remains pending. The Company is not able to predict with certainty when the Court will decide the Company’s motion. The Scheduling Order has been amended to stay the close of fact discovery until after the Court decides our Motion for Summary Judgment. No trial date has been scheduled.

The Company is, and plans to continue, defending this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Nucynta Litigation

On February 7, 2018, Purdue filed a patent infringement suit against Collegium NF, LLC and Collegium Pharmaceutical, Inc. in the District of Delaware. Specifically, Purdue argues that the Company’s sale of immediate release and extended release Nucynta infringes U.S. Patent Nos. 9,861,583, 9,867,784, and 9,872,836. Purdue has made a demand for monetary relief in the Complaint but has not quantified its alleged damages. The Company’s response to the Complaint is currently due April 9, 2018.

The Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Teva Litigation

The Company filed the NDA for Xtampza as a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), in this case OxyContin OP. The Company has twelve patents listed in the FDA Orange Book as covering the Company’s abuse-deterrent product and methods of using it to treat patients: Patents Nos.  7,399,488; 7,771,707; 8,449,909;  8,557,291;  8,758,813;  8,840,928;  9,044,398; 9,248,195;  9,592,200;  9,682,075; 9,737,530 and 9,763,883.

Teva Pharmaceuticals USA filed a Notice Letter of Patent Certification against all twelve listed patents, alleging that they were invalid and/or not infringed by the proposed oxycodone product that is the subject of Teva’s ANDA. On February 22, 2018—within the 45-day period that gives the Company a 30-month stay on FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—the Company sued Teva in the District of Delaware on eleven of the patents listed in the Orange Book. The case was assigned to the Hon. Judge Stark.

The Company plans to assert and defend its intellectual property vigorously in this case. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Operating Leases

The Company leases its office and research facility in Canton, Massachusetts under a non‑cancellable operating lease (the “Canton Facility Lease”). Terms of the agreement provide for an initial two‑month rent‑free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro‑rata share of operating expenses and taxes. In March 2015, the Company amended its lease to include an additional 9,660 square feet of space for a total of 19,335 square feet. In addition, the lease term was extended and now terminates on August 30, 2020. At the Company’s election, the lease term may be extended for an additional 5-year term.

Aggregate minimum annual lease commitments of the Company under its non‑cancellable operating lease as of December 31, 2017 are as follows:

2018	$234
2019	241
2020	164
Total minimum lease payments	$639

Rent expense under the operating lease agreement amounted to approximately $194,  $182 and $112 for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the Company maintained a stand‑by letter of credit in connection with the Canton Facility Lease of $97 at December 31, 2017 and December 31, 2016. This amount is classified as restricted cash in the Consolidated Balance Sheets.

Amounts provided by the lessor related to tenant improvements are considered inducements to enter into the lease. The Company has recorded these costs in the Consolidated Balance Sheets as leasehold improvements, with the corresponding liabilities as deferred lease incentive and lease note payable. These liabilities are amortized on a straight‑line basis over the term of the lease.

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

In June 2015, SVB exercised all of its warrants.

As of December 31, 2017, future payments under the Company’s term loan are $1,479 and are due in the year ended December 31, 2018.

11. EQUITY

Common Stock

As of December 31, 2017 and 2016, the Company had reserved the following shares of common stock for the issuance of common stock for the exercise of stock options and warrants and the issuance of shares under the 2015 Employee Stock Purchase Plan:

	As of December 31,
	2017	2016
Options to purchase common stock	4,153,055	3,348,310
Employee stock purchase plan	547,276	364,476
Warrants	2,445	2,445
Total	4,702,776	3,715,231

Warrants

In November 2010, the Company issued a warrant to Comerica Bank. The warrant represents the right to purchase 2,445 shares of common stock with an exercise price of $12.27. The warrant expires in May 2018.

As of December 31, 2017 and 2016, the 2,445 warrants issued to Comerica Bank were the Company’s only outstanding warrants.

Series A, B, C and Series D Redeemable Convertible Preferred Stock

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

12. STOCK‑BASED COMPENSATION

Stock Options, Restricted Stock Awards and Restricted Stock Units

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase to be added on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of December 31, 2017, 1,134,495 shares of common stock were available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options (“ISOs”) and non‑qualified options (“NQs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Stock options generally vest over a four year period of service; however, certain options contain performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Stock option activity under the Plan is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2016	2,326,801	$13.07	8.7	$7,927
Granted	1,380,123	12.30
Exercised	(158,801)	4.63
Cancelled	(510,433)	14.04
Outstanding at December 31, 2017	3,037,690	$13.00	8.4	$16,829
Exercisable at December 31, 2017	1,025,252	$12.86	7.6	$5,871
Vested and expected to vest at December 31, 2017	2,920,652	$13.00	8.3	$16,183

The total intrinsic value of stock options exercised for the year ended December 31, 2017 was $1,100. As of December 31, 2017, the unrecognized compensation cost related to outstanding options was $14,829, and is expected to be recognized as expense over approximately 2.5 years.

As of December 31, 2017, the weighted-average grant date fair value of vested options was $8.69. The weighted-average grant date fair value of options granted during the year ended December 31, 2017 was $7.86. The weighted-average grant date fair value of options that vested during the year ended December 31, 2017 was $9.62.

Restricted stock awards under the Plan are summarized as follows:

		Weighted-Average
		Purchase Price
	Shares	per Share
Unvested at December 31, 2016	43,265	$5.73
Granted	—	—
Vested	(32,449)	5.73
Unvested at December 31, 2017 (1)	10,816	$5.73

(1) Excludes 21,127 shares of unvested restricted stock remaining from the early exercise of stock options as of December 31, 2017.

The total fair value of restricted stock awards vested during the years ended December 31, 2017, was $186. As of December 31, 2017, the unrecognized compensation cost related to restricted stock awards was $47, and is expected to be recognized as expense over approximately 0.2 years.

Restricted stock units under the Plan are summarized as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2016	41,741	$16.15
Granted	211,018	12.45
Settled	(14,757)	16.15
Forfeited	(19,130)	15.52
Outstanding at December 31, 2017	218,872	$12.64

As of December 31, 2017, the unrecognized compensation cost related to restricted stock units was $2,218, and is expected to be recognized as expense over approximately 3.1 years.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. The first purchase period commenced in the year ended December 31, 2016. The expense for the years ended December 31, 2017 and 2016 was $380 and $457, respectively.

Stock‑Based Compensation Expense

The Company granted stock options to employees for the years ended December 31, 2017, 2016 and 2015. The Company estimates the fair value of stock options as of the date of grant using the Black‑Scholes option pricing model and restricted stock awards and restricted stock units based on the fair value of the award. Stock options and restricted stock issued to non‑board member, non‑employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock‑based compensation for all stock options, restricted stock awards, restricted stock units and for the employee stock purchase plan are reported within:

	Year Ended December 31,
	2017	2016	2015
Research and development expenses	$888	$638	$223
Selling, general and administrative expenses	7,057	5,149	1,986
Total stock-based compensation expense	$7,945	$5,787	$2,209

The weighted‑average assumptions used in the Black‑Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year ended December 31,
	2017	2016	2015
Risk-free interest rate	2.0%	1.5%	1.7%
Volatility	71.0%	76.3%	77.0%
Expected term (years)	6.01	6.02	6.20
Expected dividend yield	—%	—%	—%

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, through December 31, 2017 it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

13. INCOME TAXES

For the years ended December 31, 2017, 2016 and 2015, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company's losses before income taxes consist solely of losses from domestic operations.

The enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017, as further described below, resulted in a remeasurement of the Company’s net deferred tax asset due to the reduction in corporate rates from 35% to a 21% flat tax, which is included in the Company’s 2017 rate reconciliation. A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	As of December 31,
	2017	2016	2015
Federal income tax expense at statutory rate	34.00%	34.00%	34.00%
(Increase) decrease income tax (benefit) resulting from:
State income tax, net of federal benefit	3.93	3.43	5.29
Permanent differences	(2.49)	(1.45)	(1.70)
U.S. - TCJA	(43.32)	—	—
Research and development credit	0.53	0.27	0.89
Change in valuation allowance	7.35	(36.25)	(38.48)
Effective income tax rate	0.00%	0.00%	0.00%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2017	2016	2015
Deferred tax assets:
U.S. and state net operating loss carryforwards	$62,715	$71,049	$38,405
Research and development credits	3,892	3,712	3,421
Accruals and other	3,615	1,541	144
Depreciation and amortization	145	261	94
Total deferred tax assets	70,367	76,563	42,064
Valuation allowance	(70,367)	(76,563)	(42,064)
Net deferred tax assets	$—	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2017 and 2016, based on the Company's history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017 and 2016. The valuation allowance decreased $6,196 primarily due to the enacted change in the corporate income tax rate from the enactment of TCJA signed into law in December 2017. The valuation allowance increased $34,499 during the years ended December 31, 2016 due primarily to net operating losses generated.

As of December 31, 2017, 2016, and 2015, the Company had U.S. federal net operating loss carryforwards of $249,511, $190,926, and $104,888, respectively, which may be available to offset future income tax liabilities. TCJA will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Code Section 382/383). Also there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income, and be available for twenty years from the period the loss was generated. The Company has not finalized its review of the impact of TCJA on the NOL rules, and the impact, if any, to the Company’s ability to utilize and carryover net operating losses.

As of December 31, 2017, 2016, and 2015, the Company also had U.S. state net operating loss carryforwards of $205,074, $145,902, and $59,875 respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037.

As of December 31, 2017, 2016 and 2015, the Company had federal research and development tax credit carryforwards of approximately $3,426, $3,367, and $3,110, respectively, available to reduce future tax liabilities which expire at various dates through 2037. As of December 31, 2017, 2016 and 2015 the Company had state research and development tax credit carryforwards of approximately $589, $522, and $469, respectively, available to reduce future tax liabilities which expire at various dates through 2032.

The TCJA was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

In connection with the Company’s initial analysis of the impact of the enactment of the TCJA, the Company recorded no tax expense. For various reasons that are discussed more fully below, including the issuance of additional technical and interpretive guidance, the Company has not completed its accounting for the income tax effects of certain elements of the TCJA. However, with respect to the following, the Company was able to make reasonable estimates of the TCJA’s effects:

Remeasurement of deferred tax assets/liabilities and other impacts: The Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent under the TCJA. The impact of the remeasurement of the Company’s deferred tax assets and liabilities is included in the rate reconciliation above.

Code Section 162(m) Limitations: Employers can generally deduct reasonable compensation for personal services as an ordinary and necessary business deduction. Internal Revenue Code Section 162(m) limits the ability to deduct compensation expenses of certain “covered” employees of a publicly held corporation. TCJA has modified these rules by expanding the definition of “covered” employee and repealed the performance-based compensation and commissions exceptions of Section 162(m). The Company is still analyzing this issue to determine what impact, if any, this change may have on the Company’s ability to deduct performance-based compensation to its employees, and at this time cannot determine a provisional estimate to be included in its financial statements in accordance with SAB 118.

The Company is still analyzing certain aspects of the TCJA, considering additional technical guidance, and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed numerous financings as well as its IPO since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

The Company files income tax returns in the United States and in several states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company’s 2015 return is currently under examination with the IRS, and as a result the IRS is challenging certain positions on its return that may result in a decrease to the Company’s NOL carryover. The Company is protesting the matter with the IRS, but has reduced the NOL deferred tax asset for the amount of contested deductions. This is included in the tabular rollforward below of gross unrecognized tax benefits. Since a full valuation allowance has been provided against the Company’s net operating loss carryover, the reduction in the gross deferred tax asset established for net operating losses does not result in any financial statement impact.

For all years through December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. The Company has reduced its deferred tax asset for its estimate of credits that could be reduced, and that is included in the tabular rollforward of uncertain tax positions. Since a full valuation allowance has been provided against the Company’s research and development credits the reduction in the gross deferred tax asset established for the research and development credit carryforwards does not result in any financial statement impact.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

	As of December 31,
	2017	2016
Gross UTB Balance at January 1	$—	$—
Additions based on tax positions related to the current year	57	—
Additions for tax positions of prior years	1,307	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Gross UTB Balance at December 31	1,364	—

Net UTB impacting the effective tax rate at December 31 (included in the change in the valuation allowance in rate reconciliation)	$680	$—

14. EMPLOYEE BENEFITS

The Company has a retirement savings plan, which is qualified under section 401(k) of the Code, for its employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service annual limits. Employees become eligible to participate starting on the first day of the first full month of employment. The Company is not required to contribute to this plan. Total expense for contributions made by the Company for the years ended December 31, 2017, 2016 and 2015 was $969, $613 and $44 respectively.

15. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	First	Second	Third	Fourth
Year ended December 31, 2017	Quarter	Quarter	Quarter (1)	Quarter
Product revenues, net	$2,172	$3,560	$11,950	$10,794

Costs and expenses
Cost of product revenues	371	577	553	1,094
Research and development	2,130	2,179	2,069	2,194
Selling, general and administrative	22,847	22,062	22,758	25,089
Total costs and expenses	25,348	24,818	25,380	28,377

Loss from operations	$(23,176)	$(21,258)	$(13,430)	$(17,583)
Interest income (expense), net	98	137	167	180
Net loss	$(23,078)	$(21,121)	$(13,263)	$(17,403)

Weighted-average shares - basic and diluted	29,350,268	29,441,514	29,753,043	32,485,572
Loss per share - basic and diluted	$(0.79)	$(0.72)	$(0.45)	$(0.54)

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$-	-	408	1,303

Costs and expenses
Cost of product revenues	-	-	29	184
Research and development	4,062	4,301	3,254	3,331
Selling, general and administrative	11,525	20,173	23,567	25,367
Total costs and expenses	15,587	24,474	26,850	28,882

Loss from operations	$(15,587)	$(24,474)	$(26,442)	$(27,579)
Interest (expense) income, net	(66)	(46)	(2)	20
Net loss	$(15,653)	$(24,520)	$(26,444)	$(27,559)

Weighted-average shares - basic and diluted	23,130,153	23,417,378	23,460,340	27,100,231
Net loss	$(0.68)	$(1.05)	$(1.13)	$(1.02)

(1) - In the third quarter of 2017, the Company recorded a one-time $4,377 increase to revenues as a result of the Company’s change to the sell-in method in the third quarter of 2017.

16. SUBSEQUENT EVENTS

Consummation of Commercialization Agreement

In December 2017, the Company and its wholly owned subsidiary, Collegium NF, LLC (“Collegium NF”), entered into a Commercialization Agreement with Depomed, Inc. (“Depomed”), pursuant to which Depomed agreed to grant a sublicense of certain of its intellectual property related to Nucynta ER and IR products (the “Nucynta Products”) to Collegium NF for commercialization of the Nucynta Products in the United States, the District of Columbia and Puerto Rico. On January 9, 2018 (the “Closing Date”), the parties amended the Commercialization Agreement (as amended, the

“Commercialization Agreement”) and consummated the transactions contemplated thereby.

Pursuant to the Commercialization Agreement, the Company paid a one-time non-refundable license fee (the “License Fee”) of $10,000 to Depomed at the closing of the Commercialization Transaction, plus $6,200 for transferred inventory. During the term of the Commercialization Agreement and through December 2021, the Company will be required to pay (i) a minimum royalty of $135,000 per year, payable in quarterly payments of $33,750, plus (ii) 25% of annual net sales of the Nucynta Products between $233,000 and $258,000, plus (iii) 17.5% of annual net sales of the Nucynta Products above $258,000. After the first anniversary of the Closing Date, the Company may terminate the Commercialization Agreement for any reason upon one (1) year prior written notice to Depomed, provided that, if the effective date of termination designated in such notice is prior to the fourth anniversary of the Closing Date, then such termination will be contingent upon the payment by the Company to Depomed of a termination fee in the amount of $25,000.

Beginning January 2022 and for each year of the Commercialization Agreement term thereafter, the Company will continue to pay royalties on annual net sales of the Nucynta Products, but without a guaranteed minimum. The Company will pay to Depomed: (i) 58% of annual net sales of the Nucynta Products up to $233,000, payable quarterly within 45 days of the end of each calendar quarter, plus (ii) 25% of annual net sales of the Nucynta Products between $233,000 and $258,000, plus (iii) 17.5% of annual net sales of the Nucynta Products above $258,000. If Depomed or its contract manufacturers are unable to deliver a certain percentage of ordered quantities for a period of two months or longer in calendar year 2018, then Depomed may be required to make a payment (or offset the minimum royalties) to ensure that the Company receives a minimum level of gross profit of $40,000 for 2018 for the Nucynta Products.

Consent and Sixth Amendment to Loan and Security Agreement

In connection with, and as a condition to, consummation of the transactions contemplated by the Commercialization Agreement, the Company entered into a Consent and Sixth Amendment to Loan and Security Agreement (the “Consent and Amendment”) with SVB to amend the Original Term Loan. The Consent and Amendment provided the Company with a new term loan facility in an original principal amount of $11,500 (the “New Term Loan”), which replaces the Company’s existing term loan facility (the “Existing Term Loan”) and the proceeds of which were used by the Company to finance certain payment obligations under the Commercialization Agreement and to repay the balance of the Existing Term Loan. The Consent and Amendment also provided SVB’s consent with respect to transactions contemplated by the Commercialization Agreement, including the delivery by SVB of a standby letter of credit in an aggregate amount of $33,750.

The New Term Loan bears interest at a rate per annum of 0.75% above the prime rate (as defined in the Consent and Amendment). The Company will repay the New Term Loan in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in July 2019, provided that, if the Company achieves EBITDA (as defined in the Consent and Amendment) in excess of $2,500 for two (2) consecutive calendar quarters prior to June 2019, such payments will commence in January 2020. All outstanding principal and accrued and unpaid interest under the New Term Loan, and all other outstanding obligations with respect to the New Term Loan, are due and payable in full in December 2022. The Company may prepay the New Term Loan, in full but not in part, with a prepayment fee of (i) 3.0% of the outstanding principal balance prior to the first anniversary of the Consent and Amendment, (ii) 2.0% of the outstanding principal balance following the first anniversary of the Consent and Amendment and prior to the second anniversary of the Consent and Amendment and (iii) 1.0% of the outstanding principal balance following the second anniversary of the Consent and Amendment, plus, in each case, a final payment fee of $719.

Under the Consent and Amendment, the Company will be required to maintain a liquidity ratio of at least 2.0 to 1.0.  Any amounts outstanding during the continuance of any event of default under the Consent and Amendment will bear additional interest at the per annum rate of 5.0%.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.27*	Commercialization Agreement, by and among, Depomed, Inc., Collegium Pharmaceutical, Inc. and Collegium NF, LLC, dated as of December 4, 2017.
10.28	Amendment dated January 9, 2018 to Commercialization Agreement by and among Depomed, Inc. and Collegium Pharmaceutical, Inc. and Collegium NF, LLC.
21.1	Subsidiaries of Collegium Pharmaceutical, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Convertible Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the Years Ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Subject to confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.
By: /s/ Michael T. Heffernan, R.Ph.
Michael T. Heffernan, R.Ph.
President and Chief Executive Officer

Signature	Title	Date

/s/ Michael T. Heffernan, R.Ph. Michael T. Heffernan, R.Ph.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2018
/s/ Paul Brannelly Paul Brannelly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2018
/s/ Garen G. Bohlin Garen G. Bohlin	Director	March 7, 2018
/s/ John A. Fallon, M.D. John A. Fallon, M.D.	Director	March 7, 2018
/s/ John G. Freund, M.D. John G. Freund, M.D.	Director	March 7, 2018
/s/ David Hirsch, M.D., Ph.D. David Hirsch, M.D., Ph.D.	Director	March 7, 2018
/s/ Gwen Melincoff Gwen Melincoff	Director	March 7, 2018
/s/ Gino Santini Gino Santini	Director	March 7, 2018
/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated