Form 10-Q
period 2018-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2018-05-09
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2018, there were 33,044,050 shares of Common Stock, $0.001 par value per share, outstanding.

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

•	the size and growth potential of the markets for our products and product candidates, and our ability to service those markets;
•	the success of competing products that are or become available;
•	our ability to obtain and maintain reimbursement and third-party payor contracts for our products;
•	the costs of commercialization activities, including marketing, sales and distribution;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	the rate and degree of market acceptance of our products and product candidates;
•	changing market conditions for our products and product candidates;
•	the outcome of any patent infringement or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P. and Teva Pharmaceuticals USA, Inc.;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success, cost and timing of our product development activities, studies and clinical trials;
•	our ability to obtain funding for our operations;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our products and product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and product candidates;
•

our ability to comply with stringent U.S. and foreign government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency, or DEA, compliance;

•	the loss of key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our customer concentration. which may adversely affect our financial condition and results of operations;
•	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
•	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q

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

These and other risks are described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$128,249	$118,697
Accounts receivable	66,036	9,969
Inventory	7,902	1,813
Prepaid expenses and other current assets	5,526	3,005
Total current assets	207,713	133,484
Property and equipment, net	1,612	1,826
Intangible assets, net	486,100	—
Restricted cash	703	97
Other long-term assets	150	161
Total assets	$696,278	$135,568
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$9,336	$5,684
Accrued expenses	17,436	8,541
Accrued rebates, returns and discounts	92,400	15,784
Current portion of asset acquisition obligations	131,056	—
Current portion of term loan payable	—	1,479
Total current liabilities	250,228	31,488
Asset acquisition obligations, long-term	343,727	—
Term loan payable, long-term	11,500	—
Total liabilities	605,455	31,488
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at March 31, 2018 and December 31, 2017; issued and outstanding shares - none at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at March 31, 2018 and December 31, 2017; issued and outstanding shares - 33,027,579 at March 31, 2018 and 32,770,678 at December 31, 2017	33	33
Additional paid-in capital	407,491	402,096
Accumulated deficit	(316,701)	(298,049)
Total shareholders’ equity	90,823	104,080
Total liabilities and shareholders’ equity	$696,278	$135,568

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2018	2017
Product revenues, net	$63,749	$2,172
Costs and expenses
Cost of product revenues	43,106	371
Research and development	2,268	2,130
Selling, general and administrative	31,582	22,847
Total costs and expenses	76,956	25,348
Loss from operations	(13,207)	(23,176)

Interest expense	(5,700)	—
Interest income	255	98
Net loss	$(18,652)	$(23,078)

Loss per share - basic and diluted	$(0.57)	$(0.79)
Weighted-average shares - basic and diluted	32,903,674	29,350,268

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(18,652)	$(23,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	482	208
Amortization expense	29,526	—
Lease incentive obligation	—	(9)
Stock-based compensation expense	2,728	1,821
Non-cash interest expense	5,528	—
Changes in operating assets and liabilities:
Accounts receivable	(56,067)	(1,220)
Inventories	134	(179)
Prepaid expenses and other assets	(523)	(148)
Accounts payable	3,652	(2,313)
Accrued expenses	8,900	(2,521)
Accrued rebates, returns and discounts	53,955	—
Deferred revenue	—	3,751
Net cash provided by (used in) operating activities	29,663	(23,688)
Investing activities
Cash paid for asset acquisition	(18,761)	—
Purchases of property and equipment	(356)	(29)
Net cash used in investing activities	(19,117)	(29)
Financing activities
Cash paid for common stock offerings costs	(30)	—
Proceeds from issuances of common stock from employee stock purchase plans	510	673
Proceeds from term loan amendment, net of repayment of amended term loan	10,020	—
Repayment of asset acquisition obligations	(13,045)	—
Repayment of term note	—	(666)
Proceeds from the exercise of stock options	2,373	94
Payments made for employee restricted stock tax withholdings	(216)	(51)
Net cash (used in) provided by financing activities	(388)	50

Net increase (decrease) in cash, cash equivalents and restricted cash	10,158	(23,667)
Cash, cash equivalents and restricted cash at beginning of period	118,794	153,322
Cash, and cash equivalents and restricted cash at end of period	$128,952	$129,655

Supplemental disclosure of cash flow information
Cash paid for offering costs	$30	$—
Cash paid for interest	$109	$49

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$25	$112
Acquisition of property and equipment in accrued expenses	$129	$99
Asset acquisition transaction costs in accrued expenses	$116	$—
Liabilities assumed from asset acquisition in accrued rebates, returns and discounts	$22,660	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Canton, Massachusetts. The Company is a specialty pharmaceutical company focused on becoming the leader in responsible pain management by developing and commercializing innovative, differentiated products for patients suffering from pain. The Company’s first product, Xtampza ER®, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s new drug application (“NDA”) filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  In June 2016, the Company announced the commercial launch of Xtampza.

In December 2017, the Company and its wholly owned subsidiary, Collegium NF, LLC (“Collegium NF”) entered into a Commercialization Agreement with Depomed, Inc. (“Depomed”), pursuant to which Depomed agreed to grant a sublicense of certain of its intellectual property related to Nucynta ER and IR products (the “Nucynta Products”) to the Company for commercialization of the Nucynta Products in the United States. On January 9, 2018, the parties amended the Commercialization Agreement (as amended, the “Commercialization Agreement”) and consummated the transactions contemplated thereby.  Nucynta ER is an extended release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around the clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate release formulation of tapentadol that is indicated for the management of moderate to severe acute pain in adults. The Company began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began commercial promotion of the Nucynta Products in February 2018. The assets and liabilities assumed by the Company in connection with the Commercialization Agreement are further described in Note 7.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to successfully commercialize products, changing market conditions for products and product candidates (including development of competing products), changing regulatory environment and reimbursement landscape, negative outcome of clinical trials, inability or delay in completing clinical trials or obtaining regulatory approvals, key personnel retention and protection of intellectual property, patent infringement litigation and the availability of additional capital financing on terms acceptable to the Company.

The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of March 31, 2018 had an accumulated deficit of $316,701. The Company expects to continue to incur net losses in the near future. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company believes that its cash and cash equivalents at March 31, 2018, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements into 2020. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on the Company’s operations and future prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Collegium Pharmaceutical, Inc. (a Virginia corporation) as well as the accounts of Collegium Securities Corp. (a Massachusetts corporation), incorporated in December 2015, and Collegium NF, LLC (a Delaware limited liability company), organized in December 2017, both wholly owned subsidiaries requiring consolidation. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2018, the results of operations for three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of its products, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, and tax valuation reserves. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”).

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Annual Report.

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

As of March 31, 2018, the Company had sold an aggregate of 3,126,998 shares at an average gross sales price of $11.36 per share generating net proceeds of $34,283, after deduction of underwriting discounts and commissions and expenses payable by the Company. All shares sold pursuant to the ATM Sales agreement were sold during the year ended December 31, 2017.  The Company did not sell any shares pursuant to the ATM sales agreement during the three months ended March 31, 2018.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $2,562 and $3,860 in the three months ended March 31, 2018 and 2017 respectively.  Advertising and product promotion costs are expensed as incurred.

Restricted Cash

Restricted cash represents cash held in a depository account at a financial institution to collateralize a conditional stand‑by letter of credit related to the Company’s facility lease agreements. Restricted cash is reported as non‑current unless the restrictions are expected to be released in the next twelve months.

Leases

Effective March 2018, the Company entered into a lease for its new corporate headquarters (the “Lease”) pursuant to which the Company will lease approximately 50,678 of rentable square feet of space, in Stoughton, Massachusetts.  The Lease will commence when the tenant improvements in the space are substantially complete and will continue thereafter for a term of ten years.  The Company has the right to extend the term of the Lease for two additional five-year terms, provided that written notice is provided to the Landlord no later than twelve months prior to the expiration of the current Lease term.  The initial annual base rent is $1,214, or $23.95 per rentable square foot, and will increase annually by 2.5% to 3.1% over the subsequent Lease years. The Company is still evaluating when it plans to take possession of the new space and when the Lease term will commence.

Income Taxes

For the three months ended March 31, 2018 and 2017, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company's losses before income taxes consist solely of losses from domestic operations. As of March 31, 2018, the Company has recorded a full valuation allowance for deferred tax assets including NOL and tax credit carryovers.  The Tax Cuts and Jobs Act of 2017 (“TCJA” or “2017 Tax Act”), which was signed into law in December 2017, has resulted in significant changes to the U.S. corporate income tax system. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. The Company has not finalized its review of the impact of TCJA on the NOL rules, and the impact, if any, to the Company’s ability to utilize and carryover net operating losses. For additional information related to the TCJA, please read Note 13, Income Taxes, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  In 2015, 2016 and 2017, the FASB issued additional ASUs related to Topic 606, including ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13, 2017-14, that delayed the effective date of and clarified various aspects of the new guidance, including principal versus agent considerations, identifying performance obligations, and licensing. The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The adoption of ASU 2014-09 did not have an impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Refer to

Note 3 "Revenue from Contracts with Customers" for the required disclosures and a discussion of the Company's policies related to revenue recognition.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, and in November 2016, the FASB issued ASU 2016-18, Restricted Cash. The purpose of ASU 2016-15 is to reduce the diversity in presentation and classification of the following items within the Statement of Cash Flows: debt prepayments, settlement of zero coupon debt instruments, contingent consideration payments, insurance proceeds, securitization transactions and distributions from equity method investees. The update also addresses classification of transactions that have characteristics of more than one class of cash flows. ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The Company adopted these new standards on January 1, 2018 using the retrospective transition method as required with respect to each period presented. The adoption of these standards did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The Balance Sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for in a manner similar to existing guidance for operating leases. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements. Based on its preliminary assessment, the Company expects to recognize a right-to-use asset and corresponding lease liability on its Balance Sheet related to lease agreement for its corporate headquarters upon adoption of this ASU.

3. Revenue from Contracts with Customers

The Company’s only source of revenue to date has been generated by sales of the Company’s products, which are primarily sold to distributors and retailers (“customers”), which in turn sell the product to pharmacies for the treatment of patients (“end users”).

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method. Under this method, prior periods were not retrospectively adjusted and, as a result, the reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC Topic 605, Revenue Recognition (“legacy GAAP”).

Immediately prior to the adoption date of January 1, 2018, the Company recognized revenue in accordance with legacy GAAP, or when there was persuasive evidence of an arrangement; title and risk of loss had passed to the customer; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns were reasonably determinable; and when collectability was reasonably assured. The satisfaction of these criteria generally occurred upon delivery of products to customers, or the sell-in method of revenue recognition under legacy GAAP.  The Company began recognizing revenue on the sell-in method in the third quarter of 2017.  Prior to the third quarter of 2017, the Company recognized revenue when products were dispensed to end users, or the sell-through method of revenue recognition under legacy GAAP, as the Company did not have sufficient experience with product sales to estimate returns at the time product was sold to customers.

As a result of the considerations discussed above, the Company concluded that, as of the adoption date, it would record revenue net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns upon delivery of products to customers under either the sell-in method of revenue recognition under legacy GAAP or under Topic 606 as of the adoption date. Therefore, the adoption of Topic 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of January 1, 2018, however, periods presented prior to the third quarter of 2017, when the Company recognized revenue on the sell-through method under legacy GAAP, would be impacted. For the three months ended March 31, 2017, the Company determined that, under Topic 606, the only significant changes to the reported results for the three months ended March 31, 2017 under Topic 606 would be higher product sales of $1,220 due to the acceleration of revenue recognition for product sales in which recognition was previously deferred due to the fees not being fixed or determinable under the sell-through method under legacy GAAP.

Performance Obligations

The Company determined that performance obligations are satisfied and revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This generally occurs upon delivery of the products to customers, at which point the Company recognizes revenue and records accounts receivable, which represents the Company’s only contract asset. Payment is typically received 30 to 60 days after satisfaction of its performance obligations and generally do not have an effect on contract asset and contract liability balances. Under the practical expedients permitted by the rules of the adoption, the Company will expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the assets is one year or less.

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method.  These estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. These provisions reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained and is included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  In general, performance obligations do not include any estimated amounts of variable consideration that are constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2018:

	Rebates and	Product	Trade Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2017	$12,647	$3,137	$2,256
Provision related to current period sales	58,591	4,047	16,650
Changes in estimate related to prior period sales	(32)	-	-
Credits/payments made	(7,842)	(809)	(4,253)
Balance at March 31, 2018	$63,364	$6,375	$14,653

(1)

Rebates and discounts includes managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.

(2)

Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.

(3)

Trade allowances and chargebacks includes fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.

In addition to the above, the Company also recorded a liability of $22,660, representing the assumed rebate liabilities relating to sales of Nucynta Products that occurred prior to the closing date of January 9, 2018 which the Company is liable for under the terms of the Commercialization Agreement. This assumed liability is included as a component of the intangible asset acquired and as a component of accrued rebates, returns and discounts as of March 31, 2018 in the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2018, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

Product revenues, net consisted of the following:

	Three Months Ended March 31,
	2018	2017
Xtampza	$15,795	$2,172
Nucynta	47,954	—
Total product revenues, net	$63,749	$2,172

4. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended March 31,
	2018	2017
Loss attributable to common shareholders — basic and diluted	$(18,652)	$(23,078)
Weighted-average number of common shares used in net loss per share - basic and diluted	32,903,674	29,350,268
Loss per share - basic and diluted	$(0.57)	$(0.79)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended March 31,
	2018	2017
Outstanding stock options	3,592,233	2,835,630
Warrants	2,445	2,445
Unvested restricted stock (1)	19,303	69,870
Restricted stock units	497,686	153,361

(1) - Includes shares of unvested restricted stock remaining from the early exercise of stock options.

5. Fair Value of Financial Instruments

Disclosures of fair value information about financial instruments are required, whether recognized in the Balance Sheet or not, for financial instruments with respect to which it is practicable to estimate that value. Fair value measurements and disclosures describe the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at March 31, 2018 and December 31, 2017.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
March 31, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$81,479	$81,479	$—	$—

December 31, 2017
Money market funds, included in cash equivalents	$81,225	$81,225	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices. As of March 31, 2018 and December 31, 2017 the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, inventory, intangible assets, accounts payable, accrued expenses, accrued rebates, returns and discounts, and term loan payable approximated their estimated fair values.

In connection with the Commercialization Agreement for the Nucynta Products, the Company recorded a liability of $482,300 representing the fair value of the future minimum royalty payments owed under the terms of the Commercialization Agreement.  The fair value of the minimum royalty payments was measured by calculating the present value of the minimum royalty payments using a discount rate of 5.7%. The discount rate is a Level 2 input which was based on a review of observable market data of similar liabilities. The liability associated with the future minimum royalty payments is included as a component of the intangible asset acquired and as a component of the obligations assumed in connection with the Commercialization Agreement, which is further described in Note 7. As of March 31, 2018, the carrying amounts of the asset acquisition obligations approximated its estimated fair value.

6. Inventory

Inventory consisted of the following:

	As of March 31,	As of December 31,
	2018	2017
Raw materials	$532	$616
Work in process	496	322
Finished goods	6,874	875
Total inventory	$7,902	$1,813

The aggregate charges related to excess inventory for both the March 31, 2018 and 2017 were immaterial. These expenses were recorded as a component of cost of product revenues.

7. Intangible Assets and Asset Acquisition Obligations

As of March 31, 2018, the Company’s only intangible asset related to the Company’s Commercialization Agreement with Depomed, pursuant to which Depomed agreed to grant a sublicense of certain of its intellectual property related to the Nucynta Products to the Company for commercialization of the Nucynta Products in the United States (the “Nucynta Intangible Asset”). The Company closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018, and began marketing the Nucynta Products in February 2018.

Nucynta Intangible Asset

The Company determined that the Commercialization Agreement represented an asset acquisition, as substantially all of the fair value of the gross assets acquired is concentrated in the sublicense of the Nucynta Products, which is a single identifiable asset or group. The consideration transferred in the asset acquisition was measured at cost, including transaction costs, assets transferred by the acquirer, and liabilities assumed by the acquirer.

The transaction resulted in the Company receiving the assets and assuming the liabilities noted below, which were recognized at cost as a component of intangible assets in the Company’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2018:

Upfront cash paid for Nucynta asset acquisition	$18,877

Identifiable assets acquired and liabilities assumed:
Intangible assets	$515,627
Inventory	6,223
Prepaid expenses	1,987
Minimum royalty payments	(482,300)
Other liabilities	(22,660)
Total	$18,877

The Company will amortize the intangible asset relating to the Commercialization Agreement over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company determined that the useful life for the intangible asset is approximately 4.0 years from the closing date of January 9, 2018.  The Company will recognize amortization expense as cost of product revenues in the Statement of Operations on a straight-line basis over its useful life as it approximates cash flows.  For the three months ended March 31, 2018, the Company recognized amortization expense of $29,526. As of March 31, 2018, the remaining amortization period is approximately 3.8 years and estimated amortization for the remainder of 2018, 2019, 2020, and 2021 is expected to be $97,219,  $129,627,  $129,627, and $129,627, respectively.

As of March 31, 2018, the gross carrying amount and accumulated amortization of the Nucynta intangible were as follows:

As of March 31,
2018
Gross carrying amount	$515,626
Accumulated amortization	(29,526)
Intangible assets, net	$486,100

Nucynta Asset Acquisition Obligations

From January 9, 2018 through December 2021, under the terms of the Commercialization Agreement, the Company will be required to pay a minimum royalty of $135,000 per year, payable in quarterly payments of $33,750, prorated in 2018 for the closing date of January 9, 2018.  The total required minimum royalty payment from the closing date of January 9, 2018 through December 2021 is $537,000.  Payments are swept to Depomed daily based on proceeds received for Nucynta Product sales, and minimum payments are paid in full within 45 days of the quarter end.

Due to the nature of the obligation and fact that it will be settled in cash, the Company determined that the minimum royalty payments represented a liability incurred at the closing of the transaction and that the liability should be recorded at its fair value as of the closing date on the Company’s Condensed Consolidated Balance Sheet. The Company calculated the fair value of the minimum royalty payments to be $482,300,  which was the calculated present value of the minimum royalty payments using a discount rate of 5.7%. The discount rate was determined based on a review of observable market data of similar liabilities. The Company will recognize the $54,700 discount as interest expense in the Statement of Operations using the effective interest method and will recognize the interest over the repayment period from January 9, 2018 through December 2021.  For the three months ended March 31, 2018, the Company recognized interest expense of $5,528 relating to the minimum royalty payments.  As of March 31, 2018, the remaining estimated interest expense relating to the minimum royalty payments for the remainder of 2018, 2019, 2020, and 2021 is expected to be $16,855,  $17,138,  $10,907, and $4,272, respectively.

For the three months ended March 31, 2018, the prorated minimum royalty payment of $30,750 became due and payable.  As of March 31, 2018, the Company paid $13,045 in royalty payments and the remaining $17,705 of the minimum royalty payment will be paid within 45 days of March 31, 2018.

As of March 31, 2018, the remaining minimum royalty payments due under the Commercialization Agreement are as follows:

2018	$118,955
2019	135,000
2020	135,000
2021	135,000
Total remaining minimum royalty payments due	$523,955
Less: Unamortized discount	(49,172)
Carrying value of minimum royalty payments	$474,783

Onsolis Intangible Asset

In May 2016, the Company entered into an agreement with BioDelivery Sciences International, Inc. (“BDSI”) to license the rights to develop, manufacture, and commercialize Onsolis® (fentanyl buccal soluble film), or Onsolis, in the United States. Onsolis is a Transmucosal Immediate-Release Fentanyl (“TIRF”) film indicated for the management of breakthrough pain in certain cancer patients.

During the year ended December 31, 2016, the Company made an upfront payment of $2,500 and recorded the payment as a component of intangible assets. On December 8, 2017, the Company, after a review of its product portfolio, provided written notice to BDSI of termination of the License and Development Agreement. The termination was effective pursuant to the terms of such agreement on March 8, 2018. Upon such termination of the License Agreement, the Company’s rights to develop and commercialize Onsolis reverted to BDSI. As a result of this notice of termination, the Company determined that the carrying amount of the intangible asset was not recoverable and that the carrying amount exceeded its fair value. As such, an impairment loss of $1,845 was recognized and included as a component of sales, general and administrative expense during the year ended December 31, 2017 and the net intangible asset is zero as of March 31, 2018 and December 31, 2017.  During the three months ended March 31, 2018 and 2017, the Company recognized amortization expense of zero and $130, respectively.

Amortization Expense

Amortization expense relating to the Company’s intangible assets for the three months ended March 31, 2018 and 2017 was as follows:

	March 31,	March 31,
	2018	2017
Nucynta amortization expense included in cost of product revenues	$29,526	$-
Onsolis amortization expense included in selling, general and administrative expense	-	130
Total amortization expense	$29,526	$130

8. Accrued Expenses

Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2018	2017
Accrued cost of product revenues	$6,710	$—
Accrued incentive compensation	2,937	1,790
Accrued inventory	2,367	—
Accrued payroll and related benefits	1,579	1,382
Accrued other operating costs	1,453	877
Accrued bonuses	883	2,940
Accrued sales and marketing	719	624
Accrued audit and legal	554	405
Accrued development costs	136	517
Accrued interest	98	6
Total accrued expenses	$17,436	$8,541

9. Term Loan Payable

On August 28, 2012, the Company entered into a loan agreement (“Original Term Loan”) with Silicon Valley Bank (“SVB”) to borrow up to a maximum amount of $1,000. The Original Term Loan bore interest at a rate per annum of 2.25% above the prime rate fixed at the time of advance of the Original Term Loan (5.50%). The Original Term Loan was subsequently amended in 2014 and 2015 to provide for additional borrowings of up to $8,000, adjust the interest rate, extend the loan draw period, and modify loan covenants (as amended, the “Existing Term Loan”).  As of December 31, 2017, the future payments under the Existing Term Loan were $1,479.

In connection with, and as a condition to, consummation of the transactions contemplated by the Commercialization Agreement with Depomed, the Company entered into a Consent and Amendment to Loan and Security Agreement (the “Consent and Amendment”) with SVB to amend the Existing Term Loan. The Consent and Amendment provided the Company with a new term loan facility in an original principal amount of $11,500 (the “New Term Loan”), which replaced the Existing Term Loan and the proceeds of which were used by the Company to finance certain payment obligations under the Commercialization Agreement and to repay the balance of the Existing Term Loan. The Consent and Amendment also provided SVB’s consent with respect to transactions contemplated by the Commercialization Agreement, including the delivery by SVB of a standby letter of credit in an aggregate amount of $33,750.

The New Term Loan bears interest at a rate per annum of 0.75% above the prime rate (as defined in the Consent and Amendment). The Company will repay the New Term Loan in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in July 2019, provided that, if the Company achieves EBITDA (as defined in the Consent and Amendment) in excess of $2,500 for two (2) consecutive calendar quarters prior to June 2019, such payments will commence in January 2020. All outstanding principal and accrued and unpaid interest under the New Term Loan, and all other outstanding obligations with respect to the New Term Loan, are due and payable in full in December 2022. The Company may prepay the New Term Loan, in full but not in part, with a prepayment fee of (i) 3.0% of the outstanding principal balance prior to the first anniversary of the Consent and Amendment, (ii) 2.0% of the outstanding principal balance following the first anniversary of the Consent and Amendment and prior to the second anniversary of the Consent and Amendment and (iii) 1.0% of the outstanding principal balance following the second anniversary of the Consent and Amendment, plus, in each case, a final payment fee of $719. The New Term Loan was further amended on March 30, 2018, extending the required refinancing date to August 1, 2018.

Under the New Term Loan, the Company will be required to maintain a liquidity ratio of at least 2.0 to 1.0.  Any amounts outstanding during the continuance of any event of default under the New Term Loan will bear additional interest at the per annum rate of 5.0%.

As of March 31, 2018, scheduled principle repayments under the Company’s term loan are as follows:

2018	$—
2019	1,642
2020	3,286
2021	3,286
2022	3,286
Balance	$11,500

10. Equity

The changes in shareholders’ equity for the three months ended March 31, 2018 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	32,770,678	$33	$402,096	$(298,049)	$104,080
Exercise of common stock options	183,987	—	2,373	—	2,373
Issuance for employee stock purchase plan	50,151	—	510	—	510
Vesting of restricted stock units	32,573	—	—	—	—
Shares withheld for employee taxes upon vesting of restricted stock units	(9,810)	—	(216)	—	(216)
Stock-based compensation	—	—	2,728	—	2,728
Net loss	—	—	—	(18,652)	(18,652)
Balance, March 31, 2018	33,027,579	$33	$407,491	$(316,701)	$90,823

11. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
	2018	2017
Research and development expenses	$324	$209
Selling, general and administrative expenses	2,404	1,612
Total stock-based compensation expense	$2,728	$1,821

At March 31, 2018, there was approximately $33,065 of unrecognized compensation expense related to unvested options, restricted stock units and restricted stock awards, which is expected to be recognized as expense over a weighted average period of approximately 3.2 years.

Restricted Stock Awards, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of March 31, 2018, there were 1,395,405 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards and restricted stock units. Stock options generally vest over a four year period of service; however, certain options are also subject to performance conditions. The options generally have a ten year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

A summary of the Company’s restricted stock award activity for the three months ended March 31, 2018 and related information is as follows:

		Weighted-Average
		Purchase Price
	Shares	per Share
Unvested at December 31, 2017	10,816	$5.73
Granted	—	—
Vested	(8,112)	5.73
Unvested at March 31, 2018 (1)	2,704	$5.73

(1)Excludes 16,599 shares of unvested restricted stock remaining from the early exercise of stock options as of March 31, 2018.

A summary of the Company’s restricted stock units activity for the three months ended March 31, 2018 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2017	218,872	$12.64
Granted	312,787	23.51
Settled	(32,573)	15.39
Forfeited	(1,400)	21.00
Outstanding at March 31, 2018	497,686	$19.27

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2017	3,037,690	$13.00	8.4	$16,829
Granted	792,920	24.23
Exercised	(183,987)	12.90
Cancelled	(54,390)	15.27
Outstanding at March 31, 2018	3,592,233	$15.45	8.6	$36,741
Exercisable at March 31, 2018	1,086,727	$13.17	7.6	$13,453
Vested and expected to vest at March 31, 2018	3,335,355	$15.09	8.5	$35,236

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended March 31,
	2018	2017
Risk-free interest rate	2.6%	2.1%
Volatility	64.0%	72.3%
Expected term (years)	6.17	6.06
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three months ended March 31, 2018, 50,151 shares of common stock were purchased for total proceeds of $510. The expense for the three months ended March 31, 2018 and 2017 was $122 and $106, respectively.

12. Commitments and Contingencies

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

Xtampza Litigation

The Company filed the NDA for Xtampza as a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), in this case OxyContin OP. The 505(b)(2) process requires that the Company certifies to the FDA and notify Purdue Pharma, L.P (“Purdue”), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin OP in the Orange Book, or that the patents are invalid. The Company made such certification and provided such notice on February 11, 2015 and such certification documented why Xtampza does not infringe any of the 11 Orange Book listed patents for OxyContin OP, five of which have been invalidated in court proceedings. Under the Hatch-Waxman Act of 1984, Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

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

Nucynta Litigation

On February 7, 2018, Purdue filed a patent infringement suit against Collegium NF, LLC and Collegium Pharmaceutical, Inc. in the District of Delaware. Specifically, Purdue argues that the Company’s sale of immediate release and extended release Nucynta infringes U.S. Patent Nos. 9,861,583, 9,867,784, and 9,872,836. Purdue has made a demand for monetary relief in its Complaint but has not quantified its alleged damages. The Company filed its answer to the Complaint on April 9, 2018. Purdue filed its answer to the Company’s counterclaims on April 30, 2018. The parties are required to submit a proposed scheduling order to the court by May 9, 2018.

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

Teva Pharmaceuticals USA, Inc. (“Teva”) filed a Notice Letter of Patent Certification against all twelve listed patents, alleging that they were invalid and/or not infringed by the proposed oxycodone product that is the subject of Teva’s Abbreviated New Drug Application (“ANDA”). On February 22, 2018—within the 45-day period that gives the Company a 30-month stay on FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—the Company sued Teva in the District of Delaware on eleven of the patents listed in the Orange Book. Teva’s response to the Company’s complaint is due on May 14, 2018. The Company plans to assert and defend its intellectual property vigorously in this case. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Opioid Litigation

On March 19, 2018, a lawsuit was filed by multiple local governments in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers and distributors.  The action alleges a variety of claims related to opioid marketing and distribution practices, including false advertising, deceptive trade practices, public nuisance, unjust enrichment, violations of state narcotics statutes and civil conspiracy.  The suit seeks monetary penalties.  The Company was served with the lawsuit on April 30, 2018.

On March 21, 2018, the Company and other pharmaceutical manufacturers and distributors were named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers.  The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act relating to opioid marketing and distribution practices.  The lawsuit seeks, generally, penalties and/or injunctive relief.  On April 2, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio.  On April 10, 2018, the conditional transfer was finalized and the lawsuit was docketed in the MDL on April 11, 2018. The lawsuit is not designated as a representative case in the MDL and, therefore, is effectively currently stayed.

The Company disputes the allegations in these lawsuits and intends to vigorously defend these actions.  At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Opioid-Related Request and Subpoenas

The Company, like a number of other pharmaceutical companies, has received subpoenas or civil investigative demands related to opioid sales and marketing. The Company has received such subpoenas or civil investigative demands from the Offices of the Attorney General of each of Washington, New Hampshire, and Massachusetts. The Company is currently cooperating with the each of the foregoing states in their respective investigations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Forward-looking Statements” and “Risk Factors”, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC..

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

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $1.7 billion in U.S. sales in 2017. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated that chewing, crushing and/or dissolving Xtampza, and then taking it orally or smoking, snorting, or injecting it did not meaningfully change its drug release profile or safety characteristics. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers can achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In November 2017, we announced the approval of a Supplemental New Drug Application by the FDA for Xtampza to include comparative oral pharmacokinetic data from the clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

In December 2017, we entered into a Commercialization Agreement with Depomed, Inc., or Depomed, pursuant to which Depomed agreed to grant us a sublicense of certain of its intellectual property related to Nucynta ER and Nucynta IR, or the Nucynta Products, for commercialization of such products in the United States. Nucynta ER is an extended release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around‑the‑clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate release formulation of tapentadol that is indicated for the management of moderate to severe acute pain in adults.

We closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018, and we began marketing and commercially selling the Nucynta Products in February 2018.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are detailing Xtampza to approximately 10,000 physicians who write approximately 57% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 150 sales representatives and sales managers. In addition, we deploy a separate, hospital focused sales team.

We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018, and we began commercial promotion of the Nucynta Products in February 2018. We are detailing the Nucynta Products to  the same physicians to whom we detail Xtampza, leveraging our existing sales organization. We will pay a royalty to Depomed on all revenues from the sale of Nucynta Products based on certain net sales thresholds, with a minimum royalty of $135.0 million per year during the first four years of the Commercialization Agreement, with 2018 prorated for the closing of the transactions on January 9, 2018, subject to certain conditions. If Depomed or its contract manufacturers are unable to deliver a certain percentage of ordered quantities of the Nucynta Products for a period of two months or longer in calendar year 2018, then Depomed may be required to make a payment (or offset the minimum royalties) to ensure that we receive a minimum level of gross profit for 2018.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $18.7 million and $23.1 million for the three months ended March 31, 2018 and 2017 respectively.  As of March 31, 2018, we had an accumulated deficit of $316.7 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the near future as we continue to commercialize Xtampza and the Nucynta Products. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase in connection with our ongoing activities as we:

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

We believe that our cash and cash equivalents at March 31, 2018, together with expected cash inflows from the commercialization of Xtampza and the Nucynta Products, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2020. In addition, we may in the future seek to fund our operations through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects.

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

The critical accounting policies we identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or Annual Report, relate to revenue recognition, inventory, impairment of long-lived assets, stock-based compensation and income taxes. We have also identified the accounting policy related to intangible assets as a critical accounting policy in the interim period ended March 31, 2018.  Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, accounting for stock-based compensation, contingencies, and tax valuation reserves. We have also identified the estimate of useful lives with respect to intangible assets as a significant estimate in the interim period ended March 31, 2018. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606 using the modified retrospective method. Under this method, prior periods were not retrospectively adjusted.  As a result, the reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC Topic 605, Revenue Recognition (“legacy GAAP”).

Immediately prior to the adoption date of January 1, 2018, we recognized revenue in accordance with legacy GAAP, or when there was persuasive evidence of an arrangement; title and risk of loss had passed to the customer; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns were reasonably determinable; and when collectability was reasonably assured. The satisfaction of these criteria generally occurred upon delivery of products to customers, or the sell-in method of revenue recognition under legacy GAAP.  We began recognizing revenue on the sell-in method in the third quarter of 2017.  Prior to the third quarter of 2017, we recognized revenue when products were dispensed to end users, or the sell-through method of revenue recognition under legacy GAAP, as we did not have sufficient experience with product sales to estimate returns at the time product was sold to customers.

We concluded that, as of January 1, 2018, we would record revenue net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns upon delivery of products to customers, as we have been under legacy GAAP since the third quarter of 2018, under either the sell-in method of revenue recognition under legacy GAAP or under ASC 606 as of the adoption date. Therefore, the adoption of ASC 606 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of January 1, 2018.

RESULTS OF OPERATIONS

(in thousands)

	Three months ended March 31,
	2018	2017
	(in thousands)
Product revenues, net	$63,749	$2,172

Cost of product revenues	43,106	371
Research and development	2,268	2,130
Selling, general and administrative	31,582	22,847
Interest expense	(5,700)	—
Interest income	255	98
Net loss	$(18,652)	$(23,078)

Comparison of the three months ended March 31, 2018 and March 31, 2017

Product revenues, net were $63.7 million for the three months ended March 31, 2018, or the 2018 Quarter, compared to $2.2 million for the three months ended March 31, 2017, or the 2017 Quarter.  The $61.5 million increase was primarily related to the Commercialization Agreement with Depomed consummated in January 2018 to sublicense the Nucynta Products.  In the 2018 Quarter, Nucynta IR and ER product revenues, net were $27.2 million and $20.7 million, respectively. In addition, Xtampza product revenues, net were $15.8 million in the 2018 Quarter, which represents a $13.6 million increase compared to the 2017 Quarter.  The increase in Xtampza product revenues, net was primarily due to an increase in sales volume due to increasing demand.

Cost of product revenues was $43.1 million for the 2018 Quarter, compared to $371,000 for the 2017 Quarter.  The $42.7 million increase was primarily related to $29.5 million of amortization expense associated with the intangible asset related to the Commercialization Agreement for the Nucynta Products, which was entered into in the 2018 Quarter.  The remaining increase was primarily related to increased product revenues in the 2018 Quarter.

Research and development expenses were $2.3 million for the 2018 Quarter, compared to $2.1 million for the 2017 Quarter.  The $200,000 increase was primarily related to clinical trial and regulatory activity.

Selling, general and administrative expenses were $31.6 million for the 2017 Quarter, compared to $22.8 million for the 2017 Quarter. The $8.8 million increase was primarily related to:

•	an increase in salaries, wages and benefits of $3.7 million primarily due to an increase in employees, including an increase in incentive compensation and stock-based compensation expense;
•	an increase in commercialization costs, including consulting and marketing expenses, of $3.0 million primarily related to the Nucynta Products;
•	an increase in PDUFA related expenses of $855,000 primarily due to the acquisition of the Nucynta Products;
•	an increase in sales training costs of $728,000 primarily due to the ongoing training of our sales force;
•	an increase in insurance expense of $610,000 primarily due to an increase in director and officer’s insurance and product liability insurance; and
•	an increase in audit, legal, and other professional fees of $587,000; offset by
•	a decrease in marketing speaker programs expense of $748,000.

Interest expense was $5.7 million for the 2018 Quarter, compared to none in the 2017 Quarter. The increase was primarily due to an increase of $5.5 million in interest expense associated with the minimum royalty payments related to the Commercialization Agreement for Nucynta, which was entered into in the 2018 Quarter, and interest expense on our term loan of $200,000.

Interest income was $255,000 for the 2018 Quarter, compared to $98,000 in the 2017 Quarter.  The increase was primarily due to higher interest rates on money market funds.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of March 31, 2018, we had $128.2 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, as well as proceeds from the commercialization of our products, will be sufficient to fund our operations into 2020. We have based this estimate on assumptions that may prove to be incorrect and we could use our available capital resources sooner than we currently expect. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Equity Financing

In March 2017, we commenced an “at-the-market” offering of our common stock and entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald, as agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. As of March 31, 2018, we had sold an aggregate of 3,126,998 shares of common stock under the ATM Sales Agreement at an average gross sales price of $11.36 per share generating net proceeds of $34.3 million, after deduction of underwriting discounts and commissions and expenses payable by us, all of which were sold during the year ended December 31, 2017.  We did not sell any shares pursuant to the ATM Sales Agreement during the three months ended March 31, 2018.

Silicon Valley Bank Term Loan Facility

Since August 2012, we have maintained a term loan facility with Silicon Valley Bank, which was amended in connection with, and as a condition to, consummation of the transactions contemplated by the Commercialization Agreement. Under the amended term loan, we now have a term loan facility in an amount of $11.5 million, or the New Term Loan, which replaces our previously existing term loan facility. The proceeds of the New Term Loan were used to finance certain payment obligations under the Commercialization Agreement and to repay the balance of the previously existing term loan. The New Term Loan also provided SVB’s consent with respect to transactions contemplated by the Commercialization Agreement, including the delivery by SVB of a standby letter of credit in an aggregate amount of $33.8 million.

The New Term Loan bears interest at a rate per annum of 0.75% above the prime rate (as defined in the agreement governing the New Term Loan). We will repay the New Term Loan in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in July 2019, provided that, if we achieve EBITDA (as defined in the agreement governing the New Term Loan) in excess of $2.5 million for two consecutive calendar quarters prior to June 2019, such payments will commence in January 2020. All outstanding principal and accrued and unpaid interest under the New Term Loan, and all other outstanding obligations with respect to the New Term Loan, are due and payable in full in December 2022. We may prepay the New Term Loan, in full but not in part, with a prepayment fee of (i) 3.0% of the outstanding principal balance prior to January 2019, (ii) 2.0% of the outstanding principal balance following January 2019 and prior to January 2020 and (iii) 1.0% of the outstanding principal balance following January 2020, plus, in each case, a final payment fee of $719.

Under the New Term Loan, we will be required to maintain a liquidity ratio of at least 2.0 to 1.0.  Any amounts outstanding during the continuance of any event of default under the New Term Loan will bear additional interest at the per annum rate of 5.0%.

Cash Flows

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$29,663	$(23,688)
Net cash used in investing activities	(19,117)	(29)
Net cash (used in) provided by financing activities	(388)	50

Operating activities.   Cash provided by operating activities was $29.7 million in the 2018 Quarter, compared to cash used by operating activities of $23.7 million in the 2017 Quarter. The increase in cash provided by operating activities was primarily due to (i) a positive change in operating results prior to the recognition of non-cash changes in the 2018 Quarter that did not exist in the 2017 Quarter, including the amortization of the intangible asset associated with the Commercialization Agreement for the Nucynta Products of $29.5 million and non-cash interest expense associated with the minimum royalty payments related to the Commercialization Agreement for the Nucynta Products of $5.5 million; and (ii) a benefit from changes in the working capital accounts. We expect cash provided by operating activities to increase for the foreseeable future as we continue to commercialize our products and fund research, development and clinical activities for additional product candidates.

Investing activities.  Cash used in investing activities was $19.1 million in the 2018 Quarter, compared to $29,000 in the 2017 Quarter.  The increase in cash used in investing activities was primarily due to a one-time upfront fee paid to Depomed for the Nucynta asset acquisition in the 2018 Quarter.

Financing activities.  Cash used in financing activities was $388,000 for the 2018 Quarter, compared to cash provided by financing activities $50,000 in the 2017 Quarter.  The increase in cash used by financing activities was primarily due to an increase in cash used in the repayment of minimum royalty payments associated with the Commercialization Agreement for the Nucynta Products of $13.0 million, offset by an increase in proceeds received from our term loan, which was amended in the 2018 Quarter, of $10.7 million, and an increase in proceeds received from the exercise of stock options of $2.3 million.  The remaining change is primarily due to higher payments made for employee restricted stock tax withholdings.

Funding Requirements

Since 2011, we have generated limited revenue from product sales and we continue to incur significant expenses related to our ongoing operations. As we continue to commercialize Xtampza and add the Nucynta Products to our portfolio, we anticipate that we will continue to incur losses in the near future as we grow our commercial organization and continue the development of, and seek regulatory approvals for, other product candidates. We are subject to all of the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We will also continue to incur additional costs associated with operating as a commercial stage public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the generation of reasonable levels of revenue from the sale of Xtampza and Nucynta Products;
•	the cost of growing and maintaining sales, marketing and distribution capabilities for Xtampza, the Nucynta Products and any other products for which we may receive regulatory approval;
•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•

the timing and costs associated with manufacturing Xtampza and the Nucynta Products, for commercial sale and clinical trials, and with manufacturing our product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;

•	the number and characteristics of product candidates that we pursue;
•

the cost of patent infringement litigation, including our litigation with each of Purdue and Teva, relating to Xtampza, the Nucynta Products or our product candidates, which may be expensive to defend and delay the commercialization of our product candidates;

•	the cost of litigation related to opioid marketing and distribution practices;
•	our need to expand our research and development activities, including our need and ability to hire additional employees;
•	the cost of implementing additional infrastructure and internal systems and hiring additional employees to operate as a commercial stage public company;
•	our need to expand our regulatory and compliance functions; and
•	the effect of competing technological and market developments.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

CONTRACTUAL OBLIGATIONS

Effective March 2018, we entered into an Office Lease (the “Lease”) with Campanelli-Trigate 100TCD Stoughton, LLC (the “Landlord”), pursuant to which we will lease approximately 50,678 of rentable square feet of space, in Stoughton, Massachusetts.  The Lease will commence when the tenant improvements in the space are substantially complete and will continue thereafter for a term of ten years.  We have the right to extend the term of the Lease for two additional five year terms, provided that written notice is provided to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.  The initial annual base rent is $1,214, or $23.95 per rentable square foot, and will increase annually by 2.5% to 3.1% over the subsequent Lease years. We are still evaluating when we will take possession of the new space and when the Lease term will commence.

With the exception of the Consent and Amendment to Loan and Security Agreement with SVB previously discussed, there have been no other material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented any off‑balance sheet arrangements, as defined under SEC rule.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. There have been no significant changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this report, we began shipping and recognizing product sales on the Nucynta Products and began commercial promotion of the Nucynta Products. We also assumed certain assets and liabilities in connection with the Commercialization Agreement. These activities have resulted in certain business and operational changes.  In response, we updated processes that are part of our internal control over financial reporting to accommodate related changes to our accounting procedures and business processes.  Other than the aforementioned changes, there has been no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth in Note 12 to our financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our Annual Report.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and investors could lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, Xtampza. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since 2010, we have only generated limited revenue from product sales, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since January 1, 2011. For the year ended December 31, 2017, we reported a net loss of $74.9 million, and we had an accumulated deficit of $298.0 million at December 31, 2017.  For the three months ended March 31, 2018, we reported a net loss of $18.7 million, and we had an accumulated deficit of $316.7 million at March 31, 2018.

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

We began the commercial sale of our first product, Xtampza, in June 2016 and assumed responsibility for the sales and marketing of the Nucynta Products in January 2018, and in each case have generated limited revenue from product sales. Our ability to generate additional revenue and become profitable depends upon our ability to successfully commercialize Xtampza, the Nucynta Products, our existing product candidates, and any other products and product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from our current or future products and product candidates depends on a number of factors, including our ability to:

•	successfully commercialize Xtampza and the Nucynta Products;

•

successfully satisfy FDA post-marketing requirements for Xtampza and the Nucynta Products, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of Xtampza and the Nucynta Products;

•	set a commercially viable price for Xtampza and the Nucynta Products;
•	manufacture commercial quantities of our products at acceptable cost levels;
•

grow and sustain a commercial organization capable of sales, marketing and distribution for the products we sell ourselves in the markets in which we have retained or acquired commercialization rights;\

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities, if we choose to commercialize our product candidates outside the United States
•	find suitable distribution collaborators to help us market, sell and distribute our products, if approved, in markets outside the United States;
•	obtain coverage and adequate reimbursement from third parties, including government payors;
•	successfully complete development activities, including the necessary clinical trials, with respect to our product candidates;
•	complete and submit regulatory submissions to the FDA and obtain regulatory approval for our product candidates;
•	comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers.

In addition, because of the numerous risks and uncertainties associated with product development, including that we may not successfully launch our products or that our product candidates may not advance through development or achieve the safety and efficacy endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Furthermore, we anticipate incurring significant costs associated with commercializing our products and, if regulatory approval is obtained, our product candidates.

Even though we are generating revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we require additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to complete the commercialization of our products or the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to commercialize Xtampza and the Nucynta Products and to advance the development of, and, if approved, commercialize our product candidates. We believe that our existing cash and cash equivalents and expected revenue contributions from sales of Xtampza and the Nucynta Products will be sufficient to fund our operations into 2020, and the continuation of our development of our product candidates. However, we may require additional capital for the further commercialization of Xtampza and the Nucynta Products and the further development, and if approved, commercialization, of our product candidates.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	our ability to obtain and maintain abuse-deterrent claims in the product labels for Xtampza and our product candidates;

•	our ability to successfully commercialize Xtampza and the Nucynta Products;

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

•

the cost of maintaining, and if appropriate, expanding, sales, marketing and distribution capabilities for Xtampza, and the Nucynta Products and, if approved, any product candidates in regions where we choose to commercialize our products; and

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to Xtampza, the Nucynta Products, our technologies or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing shareholders’ ownership. The incurrence of additional indebtedness could result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in additional liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Xtampza, the Nucynta Products, or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

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

The Commercialization Agreement with Depomed, pursuant to which we assumed responsibility for the sales and marketing of the Nucynta Products, requires us to pay significant royalties, some of which are payable whether or not our commercialization efforts are successful. Such licensing fees may adversely affect our cash flow and our ability to operate our business and our prospects for future growth.

In December 2017, we entered into the Commercialization Agreement, pursuant to which we assumed responsibility for the sales and marketing of the Nucynta Products. We closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018, and we began marketing the Nucynta Products in February 2018. During the term of the Commercialization Agreement and through December 31, 2021, we are required to pay to Depomed a minimum annual royalty of $135.0 million paid quarterly in arrears, plus double-digit royalties on net sales of Nucynta Products in excess of $233.0 million per year. Beginning January 1, 2022 and for each year of the Commercialization Agreement term thereafter, we are required to pay double-digit royalties on all net sales of Nucynta Products. If our commercialization efforts of the Nucynta Products are unsuccessful, there can be no assurance that we will have sufficient cash flow to pay such licensing fees.

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

As of December 31, 2017, we had a federal net operating loss, or NOL, carryforward of approximately $249.5 million and state NOL carryovers of approximately $205.1 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022, and the state NOL carryforwards begin to expire in 2030. We also had U.S. federal tax credits of approximately $3.4 million, and state tax credits of approximately $589,000. These tax attributes are generally subject to a limited carryover/carryback period, and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Code), or Section 382.

The 2017 Tax Cuts and Jobs Act, or TCJA, generally will allow losses incurred after 2017 to be carried over indefinitely, but limits the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Sections 382 and 383 of the Code and other conditions). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income, and be available for twenty years from the period the loss was generated. We have not finalized our review of the impact of TCJA on the NOL rules, and the impact, if any, to our ability to utilize and carryover net operating losses.

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

We have been and may be the subject of litigation matters, including government investigations, for which we may be unable to obtain or maintain insurance adequate to cover potential liabilities.

Our business exposes us to significant potential risk from litigation matters, including government investigations and lawsuits alleging violations of various federal and state laws in connection with the marketing and sale of opioids. For example, we, along with other manufacturers of prescription opioid medications, are the subject of lawsuits and have received subpoenas and other requests for information from various state and local government agencies regarding the sales and marketing of opioid medications. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity, loss of revenues and disruption of business as a result of such litigation matters. The resolution of these lawsuits may require lengthy and costly negotiations, and we may incur substantial defense costs in addition to any settlement or other liabilities or restrictions that we may accept in order to resolve such matters.  Further, we may be unable to obtain or maintain insurance in the future on acceptable terms or with adequate coverage against potential liabilities or other losses incurred in connection with certain litigation matters. The cost, effort and management attention required to resolve these lawsuits may adversely affect our financial condition and ability to conduct our business.

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

•	our ability to manufacture commercial quantities of Xtampza at reasonable cost and with sufficient speed to meet commercial demand;
•	our ability to continue to build and retain a sales and marketing organization to market Xtampza;
•	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza;
•	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments for chronic pain and chronic pain with dysphagia;
•	our ability to successfully defend any challenges to our intellectual property relating to Xtampza;
•	the availability of coverage and adequate reimbursement for Xtampza;
•	a continued acceptable safety profile of Xtampza following approval; and
•	our ability to comply with applicable legal and regulatory requirements.

Our ability to successfully commercialize the Nucynta Products will depend on many factors including, but not limited to, our ability to:

•	develop and execute our sales and marketing strategies for the Nucynta Products;

•	achieve, maintain and grow market acceptance of, and demand for, the Nucynta Products;

•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

•

maintain and manage the necessary sales, marketing, manufacturing, managed markets, and other capabilities and infrastructure that are required to successfully integrate and commercialize the Nucynta Products;

•	successfully defend any challenges to our intellectual property relating to Nucynta Products;

•	obtain adequate supply of Nucynta ER and Nucynta IR; and

•	comply with applicable legal and regulatory requirements.

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

Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of Xtampza and our ability to successfully market Xtampza may be adversely affected.

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

Our decision to seek approval of our product candidates under Section 505(b)(2) increases the risk that a patent infringement suit may be filed against us, which would delay the FDA’s final regulatory approval of such product candidates and subject us to expensive and time consuming litigation.

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

For example, Xtampza was approved under Section 505(b)(2) and we are currently involved in patent infringement litigation with Purdue regarding alleged infringement of five Purdue patents.  While successful dismissal of the initial infringement claims prevented a 30-month stay of FDA approval of Xtampza, the continued litigation is expensive and time consuming, and, while we are vigorously defending the infringement claims, we could be subject to substantial damages if unsuccessful.

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

In order to market and sell our products outside the United States, we will need to obtain separate marketing approvals and comply with numerous and varied regulatory requirements and regimes, which can involve additional testing, may take substantially longer than the FDA approval process, and still generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. FDA approval does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by the FDA or regulatory authorities in other countries or jurisdictions. We may not obtain any regulatory approvals for our current product candidates on a timely basis, if at all. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory authorities in countries outside the United States, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Development of our product candidates is not complete, and we cannot be certain that our product candidates will be commercialized.

To commercialize our product candidates, we must successfully research, develop, obtain regulatory approval for, manufacture, launch, market and distribute product candidates under development. For each product candidate that we intend to develop and commercialize, we must successfully meet a number of critical developmental milestones, including:

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates

If we fail to obtain the necessary final regulatory approvals, or if such approvals are limited, we will not be able to commercialize our product candidates.

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

Although Xtampza has been approved with abuse deterrent labeling, the FDA could require changes to such labeling or we could fail to promote such abuse deterrent claims in compliance with FDA regulations.

Xtampza was developed in compliance with the FDA’s April 2015 guidance regarding opioid abuse deterrence and has received FDA-approved product labeling that describes its abuse deterrent features, which allows us to promote those features and differentiate Xtampza from other opioid products containing the same active ingredients.  Because the FDA closely regulates promotional materials and other promotional activities, even though the FDA approved product labeling that includes a description of the abuse deterrent characteristics of Xtampza, the FDA may object to our marketing claims and product advertising campaigns. This could lead to the issuance of warning letters or untitled letters, suspension or withdrawal of our products from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions, and civil or criminal prosecution. Any of these consequences would harm the commercial success of Xtampza. In addition, the April 2015 final FDA guidance on abuse-deterrent opioids is not binding law and may be superseded or modified at any time. Also, if the FDA determines that our post-marketing data do not demonstrate that the abuse-deterrent properties result in reduction of abuse, or demonstrate a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially require the removal of our abuse-deterrence claims, which would have a material adverse effect on our ability to successfully commercialize Xtampza

The FDA may not approve product labeling for our product candidates that would permit us to market and promote our products in the United States by describing their abuse-deterrent features.

We invest substantial time and money conducting Category 1, Category 2 and Category 3 abuse deterrent studies to ensure that our product candidates developed with our DETERx technology comply with the FDA’s April 2015 guidance regarding opioid abuse deterrence. Our failure to achieve FDA approval of product labeling containing such information will prevent or substantiality limit our promotion of the abuse deterrent features of our product candidates in order to differentiate them from other opioid products containing the same active ingredients. This would make our products less competitive in the market. Even though Xtampza was approved with abuse-deterrent labeling, there can be no assurance that any of our product candidates will receive similar final FDA-approved product labeling that describes such features. Furthermore, the FDA’s April 2015 final guidance on abuse deterrent opioids makes clear that the FDA expects sponsors to compare their formulations against approved abuse deterrent versions of the same opioid based on the relevant categories of testing. If a proposed product is less resistant to manipulation than an approved product, the FDA has stated that the proposed product may not be eligible for product labeling regarding abuse deterrent properties. If the FDA does not approve product labeling containing abuse deterrence claims, we will not be able to promote such products based on their abuse deterrent features, may not be able to differentiate such products from other opioid products containing the same active ingredients, and may need to lower the price of our products to the extent that there are competing products with abuse deterrent claims on their product labels.

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

Even if our product candidates are approved for marketing with certain abuse-deterrence claims, the April 2015 final FDA guidance on abuse-deterrent opioids is not binding law and may be superseded or modified at any time. Also, if the FDA determines that our post-marketing data do not demonstrate that the abuse-deterrent properties result in reduction of abuse, or demonstrate a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially require the removal of our abuse-deterrence claims.

Even if our product candidates receive regulatory approval, they will be subject to ongoing regulatory requirements, and we may face regulatory enforcement action if we do not comply with the requirements.

Even after a product candidate is approved, we remain subject to ongoing FDA and other regulatory requirements governing the product labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. If we experience delays in obtaining FDA approval of our advertising and promotional materials for any product candidate that receives marketing approval, or if FDA approval of such materials is contingent upon substantial modifications, our promotional efforts relating to any approved product candidate may be impaired, and sales of such products may suffer.

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

Controlled substances are classified by the DEA as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Oxycodone and tapentadol are both listed by the DEA as Schedule II controlled substances under the CSA. For our products and product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. During the 2016 presidential campaign, as well as implementing a REMS for immediate release opioids, many elected officials, including President Trump, called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. In April 2018, the DEA proposed new guidelines for reducing the quota for controlled substances to be manufactured in the U.S., which would apply to aggregate production and procurement quotas for 2019.  We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand. If commercial demand for Xtampza, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active ingredient (in the case of Xtampza, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Failure to obtain and maintain required registrations or to comply with any applicable regulations could delay or preclude us from developing and commercializing Xtampza, the Nucynta Products, and product candidates that contain controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of our products containing controlled substances.

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

Our product candidates are in preclinical or early-stage clinical development. Clinical trials are time-consuming, expensive and difficult to design and implement, in part because they are subject to rigorous requirements and their outcomes are inherently uncertain. Clinical testing may take many years to complete, and failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as being safe and effective. We could encounter problems that halt our clinical trials or require us to repeat such clinical trials. If patients participating in clinical trials suffer drug-related adverse reactions during the clinical trials, or if we or the FDA believe that patients are being exposed to unacceptable health risks, such clinical trials may be suspended or terminated. Suspensions, termination or the need to repeat a clinical trial can occur at any stage.

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

We currently carry product liability insurance. Product liability claims may be brought against us by patients, healthcare providers, others using, administering or selling our products or patients enrolled in our clinical trials. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product or product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	significant costs to defend the related litigation;
•	substantial monetary awards to patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations;
•	termination of clinical trial sites or entire trial programs;
•	withdrawal of clinical trial participants;
•	the inability to commercialize our products or product candidates that we may develop; and
•	an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage.

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

Xtampza, the Nucynta Products, and our product candidates may be associated with undesirable adverse reactions or have other properties that could result in significant negative consequences.

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

Any of these events could prevent us from achieving or maintaining market acceptance of Xtampza or the Nucynta Products or any of our product candidates, if approved.

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

Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions or other post-grant review proceedings to patents in the United States or in countries outside the United States, or litigation against our collaborators may be costly and time consuming and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. We expect that litigation may be necessary in some instances to determine the validity and scope of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products Ultimately, the outcome of such litigation, including our pending litigation with Purdue, could compromise the validity and scope of our patents or other proprietary rights or hinder our ability to manufacture and market our products.

If we are unable to obtain or maintain intellectual property rights for our technology, products and product candidates, we may lose valuable assets or experience reduced market share.

We depend on our ability to protect our proprietary technology. We rely on patent and trademark laws, unpatented trade secrets and know-how, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology, products and product candidates.

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

Risks Related to the Commercialization of Our Products and Product Candidates

If we are unable to successfully develop and utilize our own sales and marketing capabilities or enter into strategic alliances with marketing collaborators, we may not be successful in commercializing Xtampza, the Nucynta Products and, if approved, our product candidates and may be unable to generate sufficient product revenue.

Our commercial organization continues to grow and evolve, and in light of its short history and limited track record, we cannot guarantee that we will be successful in marketing Xtampza, the Nucynta Products or any of our product candidates that may be approved for marketing. In addition, we will have to compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our products and product candidates in the United States include:

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

Even if we are able to commercialize our products and any of our product candidates, if approved, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for Xtampza, the Nucynta Products or any product candidates approved could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of drug abusers to discover previously unknown ways to abuse opioid drugs, including Xtampza and the Nucynta Products; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for Xtampza, the Nucynta Products, and our product candidates and decrease the revenues we are able to generate from their sale. Similarly, to the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for abuse-deterrent formulations of opioid.

Many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. In March 2017, President Trump announced the creation of a commission, through ONDCP, to make recommendations to the president on how to best combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. On October 26, 2017, President Trump declared the opioid crisis a “national public health emergency.” The commission’s final report was released in early November 2017. Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product and product candidates. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Science Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Science Board met to address these issues on March 1, 2016. The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. As part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings. The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time.

The FDA continues to evaluate extended release and abuse-deterrent opioids in the post-market setting. In March 2017, the FDA’s Advisory Committee met to discuss OPANA ER (oxymorphone hydrochloride) extended release tablets. A majority of the Advisory Committee voted that the benefits do not outweigh the risks of OPANA ER. Upon the FDA’s subsequent request in June 2017, OPANA ER was removed from the market. Also, in July 2017, the FDA held a public workshop to discuss available data and methods to assess the impact of opioid formulations with abuse-deterrent properties on misuse, abuse, addiction, overdose, and death in the post-market context. The FDA will continue to scrutinize the impact of abuse-deterrent opioids and in the future could impose further restrictions to products currently on the market, which may include changing labeling, imposing additional prescribing restrictions, or seeking a product’s removal from the market.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products and product candidates.

Guidelines and recommendations published by various organizations can reduce the use of our products and product candidates, if approved.

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

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources and expertise to manufacture and test, on a commercial scale, the technical performance of Xtampza and our product candidates. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturers for our products and each product candidate, as well as other vendors to formulate, test, supply, store and distribute our products and our product candidates for our clinical trials and FDA registration, and we control only certain aspects of their activities. Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources.

Our reliance on a limited number of vendors and, in particular, Patheon N.V., as our single manufacturer for Xtampza, exposes us to the following risks, any of which could delay FDA approval of our product candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

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

•	Our contract manufacturer could default on their agreement with us to meet our requirements for commercial supplies of Xtampza.
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

Our reliance on third parties reduces our control over our development and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require that Xtampza and our product candidates that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to a shortage of commercial product or a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

Our commercialization partner for the Nucynta Products, Depomed, currently relies on a single supplier to manufacture each of the Nucynta Products. Any stock out, or failure to obtain sufficient supplies of each of the Nucynta Products, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture each of the Nucynta Products, could adversely affect our ability to commercialize the Nucynta Products, which could in turn adversely affect our results of operations and financial condition. Depomed, experienced delays in the manufacture, packaging and delivery of certain dosage strengths of Nucynta ER in the third and fourth quarters of 2017 and the first quarter of 2018 following Hurricanes Irma and Maria in Puerto Rico. We and our commercialization partner may continue to experience further outages in the future.

Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredient of Xtampza, any production problems with our supplier could have a material adverse effect on us.

We presently depend upon a single supplier for the active ingredient for Xtampza — oxycodone base — and we contract with this supplier, as necessary, for commercial supply of our products. Although we have identified an alternate source for oxycodone base, it would be time-consuming and costly to qualify this source. Since we currently obtain our active ingredient from this manufacturer on a purchase-order basis, either we or our supplier may terminate our arrangement, without cause, at any time without notice. If our supplier were to terminate our arrangement or fail to meet our supply needs, we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

In the future, we may depend on collaborations with third parties for the development and commercialization of Xtampza, the Nucynta Products and our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop or commercialize Xtampza, the Nucynta Products and our product candidates. These collaborations, including the Commercialization Agreement for Nucynta ER and Nucynta IR, pose the following risks to us:

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

•	A collaborator with marketing and distribution rights to one or more or product candidates may not commit sufficient resources to the marketing and distribution of such products or product candidates.
•

Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.

•

Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products and product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances specified in our collaborations.
•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable products or product candidates.
•

Collaboration agreements may not lead to development or commercialization of products or product candidates in the most efficient manner or at all. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

•

Our ability to successfully commercialize products or product candidates pursuant to collaboration agreements may be adversely affected by disputes or delays arising from supply and/or manufacturing agreements between such collaborators and third parties—agreements to which we may not be a party.

We may rely on collaborators to market and commercialize our products, and, if approved, our product candidates, who may fail to effectively commercialize our products.

We may utilize strategic collaborators or contract sales forces, where appropriate, to assist in the commercialization of Xtampza, the Nucynta Products and our product candidates, if approved by the FDA. We currently possess limited resources and may not be successful in establishing collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co-promoters. If we enter into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators, if any, may fail to develop or effectively commercialize our products and product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure of our third-party collaborators to successfully market and commercialize our products and product candidates would diminish our revenues.

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

A significant percentage of our product shipments are to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 32%, 25% and 24% of our product shipments for the period ended March 31, 2018. If we were to lose the business of one or more of these distributors, or if any of these distributors failed to fulfill their obligations or refused or experienced difficulty in paying us on a timely basis, or negotiated larger discounts, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that allow them to develop and commercialize their products before us and limit our ability to develop or commercialize our products and product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and less costly than ours, and they may also be more successful than us in manufacturing and marketing their products.

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

The widespread acceptance of currently available therapies with which our products and product candidates, if approved, compete may limit market acceptance of our product and product candidates even if commercialized. Oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our products and product candidates, if approved, and the established use of these competitive products may limit the potential for our products and product candidates to receive widespread acceptance if commercialized.

The use of legal and regulatory strategies by competitors with innovator products, including the filing of citizen petitions, may delay or prevent the introduction or approval of our product candidates, increase our costs associated with the introduction or marketing of our products, or significantly reduce the profit potential of our products or product candidates.

Companies with innovator drugs often pursue strategies that may serve to prevent or delay competition from alternatives to their innovator products. These strategies include, but are not limited to

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

These strategies could delay, reduce or eliminate our entry into the market and our ability to generate revenues from our products and product candidates.

Our future success depends on our ability to retain our key personnel.

We are highly dependent upon the services of our key personnel, including our President and Chief Executive Officer, Michael T. Heffernan, our Chief Technology Officer, Alison Fleming, PhD, our Chief Operating Officer, Joseph Ciaffoni, our Chief Financial Officer, Paul Brannelly, and our General Counsel, Shirley Kuhlmann. Each employee is employed by us at will and is permitted to terminate his or her employment with us at any time pursuant to the terms of his employment agreement. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Mr. Heffernan, Dr. Fleming, Mr. Ciaffoni, Mr. Brannelly or Ms. Kuhlmann could impede the achievement of our development and commercialization objectives.

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

As our operations expand, we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to commercialize our products and product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies, that could have a material adverse effect on our operating results, dilute our shareholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of assets, including preclinical, clinical or commercial stage products or product candidates, or businesses, in-licensing or out-licensing of products, product candidates or technologies, or other strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We have limited experience with acquiring other companies, products or product candidates, and limited experience with licensing and forming strategic alliances and collaborations. We may not find suitable acquisition candidates, and if we make an acquisition, we may not integrate the acquisition successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliances or collaborators or identify other investment opportunities, and we may experience losses related to any such investments.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of Xtampza, the Nucynta Products, and any product candidates for which we may obtain marketing approval. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Xtampza, the Nucynta Products, and any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors, these factors include:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products and product candidates or our competitors’ products or product candidates;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	the outcome of any patent infringement or other litigation that may be brought by or against us, including the ongoing Purdue and Teva litigation matters;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our products and product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our products and product candidates or clinical development programs;
•	actual or anticipated variations in our quarterly operating results;
•	the number and characteristics of our efforts to in-license or acquire additional product candidates or products;
•	introduction of new products or services by us or our competitors;
•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other shareholders;
•	changes in accounting practices;
•	significant lawsuits, including patent or shareholder litigation;
•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts; and
•	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2018, holders of an aggregate of approximately 3.1 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

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

Significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Our principal shareholders and management own a significant portion of our stock and have the ability to exert significant control over matters subject to shareholder approval.

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our voting stock, including shares subject to outstanding options and warrants. As a result, if these shareholders were to choose to act together, they would be able to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock. Such concentration of ownership control may:

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

We are an “emerging growth company” and we take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years for our initial public offering. For so long as we remain an emerging growth company, we are permitted to and do rely on certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We will remain an emerging growth company until the earliest of (i) December 31, 2020, (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion, which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In addition, as of March 31, 2018, there were (a) outstanding options to purchase an aggregate of 3,592,233 shares of our common stock at a weighted average exercise price of $15.45 per share, of which options to purchase 1,086,727 shares of our common stock were then exercisable, and (b) 2,445 shares of common stock issuable upon the exercise of warrants to purchase common stock at a weighted-average exercise price of $12.27 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

We have broad discretion in the use of our cash and cash equivalents, and investors must rely on the judgment of our management regarding the use of our cash and cash equivalents. Our management may not use cash and cash equivalents in ways that ultimately increase the value of our common stock. Our failure to use our cash and cash equivalents effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the commercialization or development of our products and product candidates. We may invest our cash and cash equivalents in short-term or long-term, investment-grade, interest-bearing securities. These investments may not yield favorable returns. If we do not invest or apply our cash and cash equivalents in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our common stock to decline.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended March 31, 2018:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2018 through January 31, 2018	1,503	$ 23.38	-	-
February 1, 2018 through February 28, 2018	8,307	21.77	-	-
March 1, 2018 through March 31, 2018	-	-	-	-
Total	9,810	$ 22.02	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

10.1	Amendment dated January 9, 2018 to Commercialization Agreement by and among Depomed, Inc. and Collegium Pharmaceutical, Inc. and Collegium NF, LLC. (1)
10.2	Office Lease agreement by and between Campanelli-Trigate 100 TCD Stoughton, LLC, and Collegium Pharmaceutical, Inc as of March 23, 2018 (filed herewith).
10.3+	Employment Agreement, effective as of March 16, 2018, by and between Shirley Kuhlmann and Collegium Pharmaceutical, Inc. (filed herewith).
10.4	Consent and Sixth Amendment to Loan and Security Agreement, dated January 9, 2018, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc. (2)
10.5	Seventh Amendment to Loan and Security Agreement, dated March 30, 2018, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc. (filed herewith).
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

+Indicates management contract or compensatory plan.

(1) Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Commission on March 7, 2018.

(2) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 9, 2018	By:	/s/ MICHAEL HEFFERNAN
Michael Heffernan
Chief Executive Officer
(Principal executive officer)

Date:	May 9, 2018	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)