Form 10-Q
period 2018-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2018-08-08
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 33,221,704 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
•	our plans to commercialize and grow sales of our products;
•

our ability to effectively commercialize in-licensed products and manage our relationships with licensors, including our ability to satisfy our royalty payment obligations in connection with such products;

•	the size of the markets for our products and product candidates, and our ability to service those markets;
•	the success of competing products that are or become available;
•	our ability to obtain and maintain reimbursement and third-party payor contracts for our products;
•	the costs of commercialization activities, including marketing, sales and distribution;
•	the rate and degree of market acceptance of our products;
•	changing market conditions for our product;
•	the outcome of any patent infringement or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P. and Teva Pharmaceuticals USA, Inc.;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success, cost and timing of our product development activities, studies and clinical trials;
•	our ability to obtain funding for our operations;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding our ability to obtain and maintain sufficient intellectual property protection for our products and product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and product candidates;
•

our ability to comply with stringent U.S. and foreign government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency, or DEA, compliance;

•	the loss of key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our customer concentration. which may adversely affect our financial condition and results of operations;
•	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
•	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$133,747	$118,697
Accounts receivable	68,380	9,969
Inventory	8,544	1,813
Prepaid expenses and other current assets	5,622	3,005
Total current assets	216,293	133,484
Property and equipment, net	3,203	1,826
Intangible assets, net	453,694	—
Restricted cash	—	97
Other long-term assets	139	161
Total assets	$673,329	$135,568
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$18,692	$5,684
Accrued expenses	23,395	8,541
Accrued rebates, returns and discounts	107,790	15,784
Current portion of asset acquisition obligations	114,825	—
Current portion of term loan payable	—	1,479
Total current liabilities	264,702	31,488
Asset acquisition obligations, long-term	314,446	—
Term loan payable, long-term	11,500	—
Total liabilities	590,648	31,488
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at June 30, 2018 and December 31, 2017; issued and outstanding shares - none at June 30, 2018 and December 31, 2017		—
Common stock, $0.001 par value; authorized shares - 100,000,000 at June 30, 2018 and December 31, 2017; issued and outstanding shares - 33,179,860 at June 30, 2018 and 32,770,678 at December 31, 2017	33	33
Additional paid-in capital	412,409	402,096
Accumulated deficit	(329,761)	(298,049)
Total shareholders’ equity	82,681	104,080
Total liabilities and shareholders’ equity	$673,329	$135,568

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Product revenues, net	$73,061	$3,560	$136,810	$5,732
Costs and expenses
Cost of product revenues	46,838	577	89,944	948
Research and development	2,237	2,179	4,505	4,309
Selling, general and administrative	31,279	22,062	62,861	44,909
Total costs and expenses	80,354	24,818	157,310	50,166
Loss from operations	(7,293)	(21,258)	(20,500)	(44,434)

Interest expense	(6,158)	—	(11,858)	—
Interest income	391	137	646	235
Net loss	$(13,060)	$(21,121)	$(31,712)	$(44,199)

Loss per share - basic and diluted	$(0.40)	$(0.72)	$(0.96)	$(1.50)
Weighted-average shares - basic and diluted	32,967,718	29,441,514	32,935,873	29,396,143

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2018	2017
Operating activities
Net loss	$(31,712)	$(44,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and other amortization expense	578	332
Nucynta amortization expense	61,933	—
Lease incentive obligation	—	(17)
Stock-based compensation expense	6,254	3,767
Non-cash interest expense	11,471	—
Changes in operating assets and liabilities:
Accounts receivable	(58,411)	(2,748)
Inventories	(508)	(204)
Prepaid expenses and other assets	(608)	(1,083)
Accounts payable	13,008	(3,494)
Accrued expenses	13,917	1,074
Accrued rebates, returns and discounts	69,346	—
Deferred revenue	—	5,417
Net cash provided by (used in) operating activities	85,268	(41,155)
Investing activities
Cash paid for asset acquisition	(18,877)	—
Purchases of property and equipment	(987)	(478)
Net cash used in investing activities	(19,864)	(478)
Financing activities
Cash paid for common stock offerings costs	(30)	(87)
Proceeds from issuances of common stock from employee stock purchase plans	510	673
Proceeds from term loan amendment, net of repayment of amended term loan	10,020	—
Repayment of asset acquisition obligations	(64,500)	—
Repayment of term note	—	(1,333)
Proceeds from the exercise of stock options	3,905	415
Payments made for employee restricted stock tax withholdings	(356)	(51)
Net cash used in financing activities	(50,451)	(383)

Net increase (decrease) in cash, cash equivalents and restricted cash	14,953	(42,016)
Cash, cash equivalents and restricted cash at beginning of period	118,794	153,322
Cash, and cash equivalents and restricted cash at end of period	$133,747	$111,306

Supplemental disclosure of cash flow information
Cash paid for offering costs	$30	$87
Cash paid for interest	$242	$88

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$25	$25
Acquisition of property and equipment in accrued expenses	$1,184	$304
Liabilities assumed from asset acquisition in accrued rebates, returns and discounts	$22,660	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Canton, Massachusetts. The Company is a specialty pharmaceutical company focused on becoming the leader in responsible pain management by developing and commercializing innovative, differentiated products for people suffering from pain and our communities. The Company’s first product, Xtampza ER®, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s new drug application (“NDA”) filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  In June 2016, the Company announced the commercial launch of Xtampza.

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

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to successfully commercialize products, changing market conditions for products and product candidates (including development of competing products), changing regulatory environment and reimbursement landscape, litigation related to opioid marketing and distribution practices, inability or delay in completing clinical trials or obtaining regulatory approvals, inability to secure adequate supplies of active pharmaceutical ingredients for each of our products and product candidates, key personnel retention and protection of intellectual property, patent infringement litigation and the availability of additional capital financing on terms acceptable to the Company.

The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of June 30, 2018 had an accumulated deficit of $329,761. The Company expects to continue to incur net losses in the near future. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company believes that its cash and cash equivalents at June 30, 2018 together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2018, the Company had sold an aggregate of 3,126,998 shares at an average gross sales price of $11.36 per share generating net proceeds of $34,283, after deduction of underwriting discounts and commissions and expenses payable by the Company. All shares sold pursuant to the ATM Sales agreement were sold during the year ended December 31, 2017.  The Company did not sell any shares pursuant to the ATM sales agreement during the six months ended June 30, 2018.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $5,720 and $2,567 in the three months ended June 30, 2018 and 2017, respectively. Advertising and product promotion costs were $8,282 and $6,427 in the six months ended June 30, 2018 and 2017, respectively. Advertising and product promotion costs are expensed as incurred.

Restricted Cash

Restricted cash represents cash held in a depository account at a financial institution to collateralize a conditional stand‑by letter of credit related to the Company’s facility lease agreements. The Company no longer has restricted cash as of June 30, 2018.

Leases

In March 2018, the Company entered into a lease for its new corporate headquarters (the “Lease”) pursuant to which the Company will lease approximately 50,678 of rentable square feet of space, in Stoughton, Massachusetts.  The Lease will commence when the tenant improvements in the space are substantially complete and will continue thereafter for a term of ten years.  The Company has the right to extend the term of the Lease for two additional five-year terms, provided that written notice is provided to the Landlord no later than twelve months prior to the expiration of the current Lease term.  The initial annual base rent is $1,214, or $23.95 per rentable square foot, and will increase annually by 2.5% to 3.1% over the subsequent Lease years. The Lease term will commence upon possession of the new space.  The Company expects to take possession of the new space in the third quarter of 2018.

Income Taxes

For the three and six months ended June 30, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company's losses before income taxes consist solely of losses from domestic operations. As of June 30, 2018, the Company has recorded a full valuation allowance for deferred tax assets including net operating loss (“NOL”) and tax credit carryovers.  The Tax Cuts and Jobs Act of 2017 (“TCJA” or “2017 Tax Act”), which was signed into law in December 2017, resulted in significant changes to the U.S. corporate income tax system. The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date.  The Company reasonably estimated the effects of the 2017 Tax Act by remeasuring its federal net deferred tax asset as of December 31, 2017.  For additional information related to the TCJA and its impact on the Company, please read Note 13, Income Taxes, in the Company’s Annual Report.  Since the Company has recorded a full valuation allowance, this provisional estimate resulted in no impact to the financial statements.  As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may be required to make adjustments to the original provisional estimate, however the Company has not made any material changes to its provisional estimates during the three and six months ended June 30, 2018.  The Company plans to finalize its review and conclusion of the impact of TCJA before year end in accordance with SAB 118 and adjust its provisional estimates as may be required by the TCJA.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  In 2015, 2016 and 2017, the FASB issued additional ASUs related to Topic 606, including ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13, 2017-14, that delayed the effective date of and clarified various aspects of the new guidance, including principal versus agent considerations, identifying performance obligations, and licensing. The Company adopted ASC Topic 606, Revenue from Contracts with

Customers, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The adoption of ASU 2014-09 did not have an impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three or six months ended June 30, 2018. Refer to Note 3 "Revenue from Contracts with Customers" for the required disclosures and a discussion of the Company's policies related to revenue recognition.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 most significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for in a manner similar to existing guidance for operating leases. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements. Based on its preliminary assessment, the Company expects to recognize a right-to-use asset and corresponding lease liability on its balance sheet related to the lease agreement for its corporate headquarters upon adoption of this ASU.

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

Immediately prior to the adoption date of January 1, 2018, the Company recognized revenue in accordance with legacy GAAP, or when there was persuasive evidence of an arrangement; when title and risk of loss had passed to the customer; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns were reasonably determinable; and when collectability was reasonably assured. The satisfaction of these criteria generally occurred upon delivery of products to customers, or the sell-in method of revenue recognition under legacy GAAP.  The Company began recognizing revenue on the sell-in method in the third quarter of 2017.  Prior to the third quarter of 2017, the Company recognized revenue when products were dispensed to end users, or the sell-through method of revenue recognition under legacy GAAP, as the Company did not have sufficient experience with product sales to estimate returns at the time product was sold to customers.

As a result of the considerations discussed above, the Company concluded that, as of the adoption date, it would record revenue net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns upon delivery of products to customers under either the sell-in method of revenue recognition under legacy GAAP or under Topic 606 as of the adoption date. Therefore, the adoption of Topic 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of January 1, 2018, however, periods presented prior to the third quarter of 2017, when the Company recognized revenue on the sell-through method under legacy GAAP, would be impacted. For the three and six months ended June 30, 2017, the Company determined that, under Topic 606, the only significant changes to the reported results for the three and six months ended June 30, 2017 under Topic 606 would be higher product sales of $1,229 and $2,449, respectively, due to the acceleration of revenue recognition for product sales in which recognition was previously deferred due to the fees not being fixed or determinable under the sell-through method under legacy GAAP.

Performance Obligations

The Company determined that performance obligations are satisfied and revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This generally occurs upon delivery of the products to customers, at which point the Company recognizes revenue and records accounts receivable, which represents the Company’s only contract asset. Payment is typically received 30 to 60 days after satisfaction of the Company’s performance obligations and generally does not have an effect on contract asset and contract liability balances. Under the practical expedients permitted by the rules of the adoption, the Company will expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the assets is one year or less.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2018:

	Rebates and	Product	Trade Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2017	$12,647	$3,137	$2,256
Provision related to current period sales	117,462	8,374	33,682
Changes in estimate related to prior period sales	(32)	—	—
Credits/payments made	(53,165)	(3,039)	(13,054)
Balance at June 30, 2018	$76,912	$8,472	$22,884

(1)

Rebates and incentives includes managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances. Provisions for rebates and discounts are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.

(2)

Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.

(3)

Trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.

In addition to the above, the Company also recorded a liability of $22,660  related to sales of Nucynta Products that occurred prior to the closing date of January 9, 2018 which the Company is liable for under the terms of the Commercialization Agreement. This assumed liability, representing $22,406 of assumed rebates and incentives and $254 of assumed trade allowances and chargebacks, was recorded as a component of the intangible asset acquired as of the closing date of January 9, 2018.

As of June 30, 2018, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

Product revenues, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Xtampza	$18,116	$3,560	$33,911	$5,732
Nucynta	54,945	—	102,899	—
Total product revenues, net	$73,061	$3,560	$136,810	$5,732

4. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended June 30,		Six months ended June 30,
	June 30,		June 30,
	2018	2017	2018	2017
Loss attributable to common shareholders — basic and diluted	$(13,060)	$(21,121)	$(31,712)	$(44,199)
Weighted-average number of common shares used in net loss per share - basic and diluted	32,967,718	29,441,514	32,935,873	29,396,143
Loss per share - basic and diluted	$(0.40)	$(0.72)	$(0.96)	$(1.50)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Outstanding stock options	3,665,459	3,124,039	3,665,459	3,124,039
Warrants	—	2,445	—	2,445
Unvested restricted stock (1)	12,072	57,228	12,072	57,228
Restricted stock units	522,190	223,194	522,190	223,194

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

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2018 and December 31, 2017.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
June 30, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$121,877	$121,877	$—	$—

December 31, 2017
Money market funds, included in cash equivalents	$81,225	$81,225	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices. As of June 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, intangible assets,  accounts payable, accrued expenses, accrued rebates, returns and discounts, asset acquisition obligations and term loan payable approximated their estimated fair values.

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

6. Inventory

Inventory consisted of the following:

	As of June 30,	As of December 31,
	2018	2017
Raw materials	$350	$616
Work in process	709	322
Finished goods	7,485	875
Total inventory	$8,544	$1,813

The aggregate charges related to excess inventory for the three and six months ended June 30, 2018 were immaterial. During the three and six months ended June 30, 2017, the aggregate charges related to excess inventory were $257 and $350, respectively. These expenses were recorded as a component of cost of product revenues.

7. Intangible Assets and Asset Acquisition Obligations

As of June 30, 2018, the Company’s only intangible asset related to the Company’s Commercialization Agreement with Depomed, pursuant to which Depomed agreed to grant a sublicense of certain of its intellectual property related to the Nucynta Products to the Company for commercialization of the Nucynta Products in the United States (the “Nucynta Intangible Asset”). The Company closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018, and began marketing the Nucynta Products in February 2018.

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

The transaction resulted in the Company receiving the assets and assuming the liabilities noted below, which were recognized at cost as a component of intangible assets in the Condensed Consolidated Balance Sheets upon acquisition:

Cash paid for asset acquisition	$18,877

Identifiable assets acquired and liabilities assumed:
Intangible assets	$515,627
Inventory	6,223
Prepaid expenses	1,987
Minimum royalty payments	(482,300)
Other liabilities	(22,660)
Total	$18,877

The Company will amortize the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company determined that the useful life for the intangible asset is approximately 4.0 years from the closing date of January 9, 2018.  The Company will recognize amortization expense as cost of product revenues in the Statement of Operations on a straight-line basis over its useful life as it approximates cash flows.  For the three and six months ended June 30, 2018, the Company recognized amortization expense of $32,407 and $61,933, respectively. As of June 30, 2018, the remaining amortization period is approximately 3.5 years and estimated amortization for the remainder of 2018, 2019, 2020, and 2021 is expected to be $64,813,  $129,627,  $129,627, and $129,627, respectively.

As of June 30, 2018, the gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

As of June 30,
2018
Gross carrying amount	$515,627
Accumulated amortization	(61,933)
Intangible assets, net	$453,694

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

Due to the nature of the obligation and fact that it will be settled in cash, the Company determined that the minimum royalty payments represented a liability incurred at the closing of the transaction and that the liability should be recorded at its fair value as of the closing date on the Condensed Consolidated Balance Sheet. The Company calculated the fair value of the minimum royalty payments to be $482,300,  which was the calculated present value of the minimum royalty payments using a discount rate of 5.7%. The discount rate was determined based on a review of observable market data of similar liabilities. The Company will recognize the $54,700 discount as interest expense in the Statement of Operations using the effective interest method and will recognize the interest over the repayment period from January 9, 2018 through December 2021.

For the three and six months ended June 30, 2018,  the Company recognized interest expense of $5,943 and $11,471, respectively, relating to the minimum royalty payments.  As of June 30, 2018, the remaining interest expense relating to the minimum royalty payments for the remainder of 2018, 2019, 2020, and 2021 is expected to be $10,912,  $17,138,  $10,907, and $4,272, respectively.

For the three and six months ended June 30, 2018, the Company paid Depomed minimum royalty payments of $51,455 and $64,500, respectively.

As of June 30, 2018, the remaining minimum royalty payments due under the Commercialization Agreement are as follows:

2018	$67,500
2019	135,000
2020	135,000
2021	135,000
Total remaining minimum royalty payments due	$472,500
Less: Unamortized discount	(43,229)
Carrying value of minimum royalty payments	$429,271

Onsolis Intangible Asset

In May 2016, the Company entered into an agreement with BioDelivery Sciences International, Inc. (“BDSI”) to license the rights to develop, manufacture, and commercialize Onsolis® (fentanyl buccal soluble film), (“Onsolis”), in the United States. Onsolis is a Transmucosal Immediate-Release Fentanyl (“TIRF”) film indicated for the management of breakthrough pain in certain cancer patients.

During the year ended December 31, 2016, the Company made an upfront payment of $2,500 and recorded the payment as a component of intangible assets (the “Onsolis Intangible Asset”). On December 8, 2017, the Company, after a review of its product portfolio, provided written notice to BDSI of termination of the License and Development Agreement. The termination was effective pursuant to the terms of such agreement on March 8, 2018. Upon such termination of the License Agreement, the Company’s rights to develop and commercialize Onsolis reverted to BDSI. As a result of this notice of termination, the Company determined that the carrying amount of the intangible asset was not recoverable and that the carrying amount exceeded its fair value. As such, an impairment loss of $1,845 was recognized and included as a component of sales, general and administrative expense during the year ended December 31, 2017 and the net intangible asset is zero as of June 30, 2018 and December 31, 2017.

Amortization Expense

Amortization expense relating to the Company’s intangible assets for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Nucynta amortization expense included in cost of product revenues	$32,407	$—	$61,933	$—
Onsolis amortization expense included in selling, general and administrative expense	—	47	—	177
Total amortization expense	$32,407	47	$61,933	177

8. Accrued Expenses

Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2018	2017
Accrued cost of product revenues	$14,540	$—
Accrued bonuses	1,828	2,940
Accrued incentive compensation	1,643	1,790
Accrued other operating costs	1,433	877
Accrued payroll and related benefits	1,401	1,382
Accrued inventory	1,385	—
Accrued audit and legal	551	405
Accrued sales and marketing	259	624
Accrued development costs	202	517
Accrued interest	153	6
Total accrued expenses	$23,395	$8,541

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

The New Term Loan bears interest at a rate per annum of 0.75% above the prime rate (as defined in the Consent and Amendment). The Company will repay the New Term Loan in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in July 2019, provided that, if the Company achieves EBITDA (as defined in the Consent and Amendment) in excess of $2,500 for two (2) consecutive calendar quarters prior to June 2019, such payments will commence in January 2020. All outstanding principal and accrued and unpaid interest under the New Term Loan, and all other outstanding obligations with respect to the New Term Loan, are due and payable in full in December 2022. The Company may prepay the New Term Loan, in full but not in part, with a prepayment fee of (i) 3.0% of the outstanding principal balance prior to the first anniversary of the Consent and Amendment, (ii) 2.0% of the outstanding principal balance following the first anniversary of the Consent and Amendment and prior to the second anniversary of the Consent and Amendment and (iii) 1.0% of the outstanding principal balance following the second anniversary of the Consent and Amendment, plus, in each case, a final payment fee of $719. The Company is required to refinance the New Term Loan on August 31, 2018.

Under the New Term Loan, the Company will be required to maintain a liquidity ratio of at least 2.0 to 1.0.  Any amounts outstanding during the continuance of any event of default under the New Term Loan will bear additional interest at the per annum rate of 5.0%.

As of June 30, 2018, scheduled principle repayments under the Company’s term loan are as follows:

2018	$—
2019	1,642
2020	3,286
2021	3,286
2022	3,286
Balance	$11,500

10. Equity

The changes in shareholders’ equity for the six months ended June 30, 2018 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	32,770,678	$33	$402,096	$(298,049)	$104,080
Exercise of common stock options	321,406	—	3,905	—	3,905
Issuance for employee stock purchase plan	50,151	—	510	—	510
Vesting of restricted stock units	53,640	—	—	—	—
Shares withheld for employee taxes upon vesting of restricted stock units	(16,015)	—	(356)	—	(356)
Stock-based compensation	—	—	6,254	—	6,254
Net loss	—	—	—	(31,712)	(31,712)
Balance, June 30, 2018	33,179,860	$33	$412,409	$(329,761)	$82,681

11. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development expenses	$380	$242	$703	$451
Selling, general and administrative expenses	3,146	1,704	5,551	3,316
Total stock-based compensation expense	$3,526	$1,946	$6,254	$3,767

At June 30, 2018, there was approximately $34,073 of unrecognized compensation expense related to unvested options, restricted stock units and restricted stock awards, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

Restricted Stock Awards, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of June 30, 2018, there were 1,139,189 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards and restricted stock units. The Company’s equity awards generally vest ratably over a four  year period of service. The stock options generally have a ten  year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

In June 2018, the Company’s board of directors approved a modification to the former President and Chief Executive Officer’s equity-based awards to provide that all of those awards, to the extent unvested as of the Company’s 2020 annual meeting of shareholders, will vest on such date, subject to his continued service on the Company’s board of directors through such date. This modification was effective on June 4, 2018 and affected 116,250 shares of non-vested restricted stock units and 225,625 unvested stock options to purchase the Company’s common stock. This modification did not create incremental value as the fair value of these awards was unchanged. The shorter requisite service period will result in the accelerated recognition of stock-based compensation expense through 2020.

A summary of the Company’s restricted stock award activity for the six months ended June 30, 2018 and related information is as follows:

		Weighted-Average
		Purchase Price
	Shares (1)	per Share
Unvested at December 31, 2017	10,816	$5.73
Granted	—	—
Vested	(10,816)	5.73
Unvested at June 30, 2018	—	$—

(1)Excludes activity from the early exercise of stock options. As of June 30, 2018, 12,072 shares of unvested restricted stock remain outstanding from the early exercise of stock options.

A summary of the Company’s restricted stock units activity for the six months ended June 30, 2018 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2017	218,872	$12.64
Granted	360,858	23.62
Vested	(53,640)	12.57
Forfeited	(3,900)	21.00
Outstanding at June 30, 2018	522,190	$20.17

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2017	3,037,690	$13.00	8.4	$16,829
Granted	1,045,662	24.17
Exercised	(321,406)	12.15
Cancelled	(96,487)	16.22
Outstanding at June 30, 2018	3,665,459	$16.17	8.4	$29,126
Exercisable at June 30, 2018	1,312,351	$12.73	7.5	$14,588
Vested and expected to vest at June 30, 2018	3,408,606	$15.83	8.3	$28,146

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Six months ended June 30,
	2018	2017
Risk-free interest rate	2.6%	2.0%
Volatility	65%	71%
Expected term (years)	6.11	6.02
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the six months ended June 30, 2018, 50,151 shares of common stock were purchased for total proceeds of $510. The expense for the three months ended June 30, 2018 and 2017 was $120 and $108, respectively.  The expense for the six months ended June 30, 2018 and 2017 was $242 and $214, respectively.

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

In November 2015, Purdue filed a follow-on suit asserting infringement of another patent, Patent No. 9,073,933. In June 2016, Purdue filed another follow-on suit asserting infringement of another non-Orange Book listed patent, Patent No. 9,155,717. In April 2017, Purdue filed another follow-on suit asserting infringement of another patent, Patent No. 9,522,919, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. Then, in September 2017, Purdue filed another follow-on suit asserting infringement of another non-Orange Book listed patent, Patent No. 9,693,961.

On March 13, 2018, the Company filed a Petition for Post-Grant Review (“PGR”) of the ʼ961 patent with the Patent Trial and Appeal Board (“PTAB”). The PGR argues that the ʼ961 patent is invalid for lack of a written description, for lack of enablement, for indefiniteness, and as being anticipated by prior art. Purdue filed its Patent Owner Preliminary Response on July 10, 2018. The PTAB will make its institution decision on or before October 10, 2018.

In October 2017, and in response to the filing of the Company’s Supplemental NDA (“sNDA”) seeking to update the drug abuse and dependence section of the Xtampza label, Purdue filed another suit asserting infringement of the ʼ933 and ʼ919 patent. The Company filed a motion to dismiss that action, and the Court granted its motion on January 16, 2018.

The current suits have been consolidated by the District of Massachusetts, where Purdue continues to assert infringement of five patents: the ʼ497 patent, the ʼ933 patent, the ʼ717 patent, the ʼ919 patent, and the ʼ961 patent. None of these suits are associated with any stay of FDA approval for Xtampza. Purdue has made a demand for monetary relief but has not quantified their alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and seeks a judgment that the patents are invalid and/or not infringed by the Company; the Company is also seeking a judgment that the case is exceptional, with an award to the Company of its fees for defending the case.

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

Nucynta Litigation

On February 7, 2018, Purdue filed a patent infringement suit against Collegium NF and the Company in the District of Delaware. Specifically, Purdue argues that the Company’s sale of immediate release and extended release Nucynta infringes U.S. Patent Nos. 9,861,583, 9,867,784, and 9,872,836. Purdue has made a demand for monetary relief in its Complaint but has not quantified its alleged damages. The Company filed its answer to the Complaint on April 9, 2018. Purdue filed its answer to the Company’s counterclaims on April 30, 2018. The Court adopted the parties’ proposed scheduling order on June 6, 2018. Fact and expert discovery will close on October 9, 2019 and March 18, 2020, respectively. The Court scheduled trial for September 28, 2020.

The Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Teva Litigation

The Company has fourteen patents listed in the FDA Orange Book as covering the Company’s abuse-deterrent product and methods of using it to treat patients: Patents Nos.  7,399,488; 7,771,707; 8,449,909;  8,557,291;  8,758,813;  8,840,928;  9,044,398; 9,248,195;  9,592,200;  9,682,075; 9,737,530, 9,763,883; 9,968,598; 10,004,729 (the “Orange Book Patents”).

Teva Pharmaceuticals USA, Inc. (“Teva”) filed a Notice Letter of Patent Certification against twelve of the fourteen listed Orange Book Patents (the ’598 and ’729 patents were listed among the Orange Book Patents after receipt of Teva’s Notice Letter), alleging that they were invalid and/or not infringed by the proposed oxycodone products that are the subject of Teva’s Abbreviated New Drug Application (“ANDA”). On February 22, 2018—within the 45-day period that gives the Company a 30-month stay on FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—the Company sued Teva in the District of Delaware on eleven of the Orange Book Patents. Teva responded to the Company’s complaint on May 14, 2018, alleging that the Orange Book Patents are invalid and are not infringed by

Teva’s proposed ANDA products and asserting counterclaims of non-infringement and invalidity of the Orange Book Patents. The Company answered Teva’s counterclaims on June 4, 2018. The parties have proposed a schedule and the court will hold a case management conference on July 23, 2018. According to the proposed schedule, fact discovery will close on July 30, 2019 and expert discovery will close on January 31, 2020.

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

On March 21, 2018, the Company and other pharmaceutical manufacturers and distributors were named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers.  The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act relating to opioid marketing and distribution practices.  On April 2, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio.  On April 10, 2018, the conditional transfer was finalized and the lawsuit was docketed in the MDL on April 11, 2018. On May 4, 2018, the Company and other pharmaceutical manufacturers and distributors were named in two lawsuits filed in the MDL by the Fiscal Court of Bourbon County, Kentucky and the Fiscal Court of Owen County, Kentucky, relating to opioid marketing and distribution practices.  On June 11 and 12, 2018, the Company was named in four lawsuits filed in the MDL by a health system and various member hospitals.  The lawsuits allege violations of the RICO Act, fraud, public nuisance, negligence, and violations of state consumer protections laws.  The lawsuits all seek, generally, penalties and/or injunctive relief.  The MDL lawsuits in which the Company has been named are not designated representative cases in the MDL and, therefore, are effectively currently stayed.

On May 29, 2018, a lawsuit was filed by Bucks County, Pennsylvania against the Company and other pharmaceutical manufacturers.  On June 12, 2018, a lawsuit was filed by Clinton County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors.  Both lawsuits allege claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws.  The Company has not been served with either lawsuit.

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

OVERVIEW

We are a specialty pharmaceutical company focused on becoming the leader in responsible pain management by developing and commercializing innovative, differentiated products for people suffering from pain and our communities. Our first product, Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  Certain human abuse potential studies are included in the approved label, as well as data supporting the administration of the product as a sprinkle or administered through feeding tubes.  In June 2016, we announced the commercial launch of Xtampza.

Xtampza has the same active ingredient as OxyContin OP, which is the largest selling abuse-deterrent, extended-release opioid in the United States by dollars, with $1.7 billion in U.S. sales in 2017. We conducted a comprehensive preclinical and clinical program for Xtampza consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated, among other things, that chewing, and crushing Xtampza, and then taking it orally, did not meaningfully change its drug release profile or safety characteristics. On the basis of these studies and clinical trials, the FDA concluded that Xtampza ER has properties that are expected to reduce abuse via the oral and intranasal routes and that are expected to make abuse by injection difficult. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza with OxyContin OP — have shown that drug abusers could achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In November 2017, we announced the approval of a Supplemental New Drug Application by the FDA for Xtampza to include comparative oral pharmacokinetic data from the clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

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

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza to approximately 10,700 physicians who write approximately 60% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 150 sales representatives and sales managers. In addition, we deploy a separate, hospital focused sales team.

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

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $31.7 million and $44.2 million for the six months ended June 30, 2018 and 2017 respectively.  As of June 30, 2018, we had an accumulated deficit of $329.8 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the near future as we continue to commercialize Xtampza and the Nucynta Products. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase in connection with our ongoing activities as we:

•	expand our promotional efforts for Xtampza and the Nucynta Products, including hiring additional personnel to expand our commercial organization;
•	expand our regulatory and compliance functions;
•	continue scale-up and improvement of our manufacturing processes;
•	continue our research and development efforts;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional scientific and clinical personnel to support our product development efforts;
•	implement operational, financial and management systems; and
•	hire additional selling, general and administrative personnel to operate as a commercial stage public company.

We believe that our cash and cash equivalents at June 30, 2018 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

The critical accounting policies we identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or Annual Report, relate to revenue recognition, inventory, impairment of long-lived assets, stock-based compensation and income taxes. We have also identified the accounting policy related to intangible assets as a critical accounting policy in the interim periods ended June 30, 2018.  Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, accounting for stock-based compensation, contingencies, and tax valuation reserves. We have also identified the estimate of useful lives with respect to intangible assets as a significant estimate in the interim periods ended June 30, 2018. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

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

Immediately prior to the adoption date of January 1, 2018, we recognized revenue in accordance with legacy GAAP, or when there was persuasive evidence of an arrangement; when title and risk of loss had passed to the customer; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns were reasonably determinable; and when collectability was reasonably assured. The satisfaction of these criteria generally occurred upon delivery of products to customers, or the sell-in method of revenue recognition under legacy GAAP.  We began recognizing revenue on the sell-in method in the third quarter of 2017.  Prior to the third quarter of 2017, we recognized revenue when products were dispensed to end users, or the sell-through method of revenue recognition under legacy GAAP, as we did not have sufficient experience with product sales to estimate returns at the time product was sold to customers.

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

RESULTS OF OPERATIONS

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Product revenues, net	$73,061	$3,560	$136,810	$5,732

Cost of product revenues	46,838	577	89,944	948
Research and development	2,237	2,179	4,505	4,309
Selling, general and administrative	31,279	22,062	62,861	44,909
Interest expense	(6,158)	—	(11,858)	—
Interest income	391	137	646	235
Net loss	$(13,060)	$(21,121)	$(31,712)	$(44,199)

Comparison of the three months ended June 30, 2018 and June 30, 2017

Product revenues, net were $73.1 million for the three months ended June 30, 2018, or the 2018 Quarter, compared to $3.6 million for the three months ended June 30, 2017, or the 2017 Quarter.  The $69.5 million increase was primarily related to the Commercialization Agreement with Depomed consummated in January 2018 to sublicense the Nucynta Products.  In the 2018 Quarter, Nucynta IR and ER product revenues, net were $34.2 million and $20.8 million, respectively. In addition, Xtampza product revenues, net were $18.1 million in the 2018 Quarter, which represents a $14.5 million increase compared to the 2017 Quarter.  The increase in Xtampza product revenues, net was primarily due to an increase in sales volume due to increasing demand.

Cost of product revenues was $46.8 million for the 2018 Quarter, compared to $577,000 for the 2017 Quarter.  The $46.2 million increase was primarily related to $32.4 million of amortization expense associated with the intangible asset related to the Commercialization Agreement for the Nucynta Products.  The remaining increase was primarily related to increased product revenues in the 2018 Quarter.

Research and development expenses were $2.2 million for the 2018 Quarter, compared to $2.2 million for the 2017 Quarter. In the 2018 Quarter, salaries, wages and benefits increased $178,000, primarily due to increases in employee headcount, including an increase in stock-based compensation expense, offset by a $202,000 decrease in manufacturing costs relating to Onsolis.

Selling, general and administrative expenses were $31.3 million for the 2018 Quarter, compared to $22.1 million for the 2017 Quarter. The $9.2 million increase was primarily related to:

•

an increase in salaries, wages and benefits of $3.1 million, primarily due to an increase in employee headcount, including an increase in stock-based compensation expense, of $1.4 million, and incentive compensation;

•	an increase in commercialization costs, including consulting and marketing expenses, of $3.1 million primarily related to the Nucynta Products and continued support of Xtampza;
•	an increase in audit, legal, and other professional fees of $1.2 million;
•	an increase in regulatory costs, including consulting and subscriptions, of $753,000 primarily due to the acquisition of the Nucynta Products; and
•	an increase in PDUFA related expenses of $733,000, primarily due to the acquisition of the Nucynta Products.

Interest expense was $6.2 million for the 2018 Quarter, compared to none in the 2017 Quarter. The increase was primarily due to an increase of $5.9 million in interest expense associated with the minimum royalty payments related to the Commercialization Agreement for Nucynta, which was entered into in the 2018 Quarter, and interest expense on our term loan of $215,000.

Interest income was $391,000 for the 2018 Quarter, compared to $137,000 in the 2017 Quarter.  The increase was primarily due to higher interest rates on money market funds.

Comparison of the six months ended months June 30, 2018 and June 30, 2017

Product revenues, net were $136.8 million for the six months ended June 30, 2018, or the 2018 Period, compared to $5.7 million for the six months ended June 30, 2017, or the 2017 Period.  The $131.1 million increase was primarily related to the Commercialization Agreement with Depomed consummated in January 2018 to sublicense the Nucynta Products.  In the 2018 Period, Nucynta IR and ER product revenues, net were $61.4 million and $41.5 million, respectively. In addition, Xtampza product revenues, net were $33.9 million in the 2018 Period, which represents a $28.2 million increase compared to the 2017 Period.  The increase in Xtampza product revenues, net was primarily due to an increase in sales volume due to increasing demand.

Cost of product revenues were $89.9 million for the 2018 Period, compared to $948,000 for the 2017 Period.  The $89.0 million increase was primarily related to $61.9 million of amortization expense associated with the intangible asset related to the Commercialization Agreement for the Nucynta Products.  The remaining increase was primarily related to increased product revenues in the 2018 Period.

Research and development expenses were $4.5 million for the 2018 Period, compared to $4.3 million for the 2017 Period.  The $200,000 increase was primarily due to increases in employee headcount, including an increase in stock-based compensation expense.

Selling, general and administrative expenses were $62.9 million for the 2018 Period, compared to $44.9 million for the 2017 Period. The $18.0 million increase was primarily related to:

"	an increase in salaries, wages and benefits of $6.9 million, primarily due to increases in employee headcount, including an increase in incentive compensation and stock-based compensation expense;
"	an increase in sales and marketing costs of $3.5 million, primarily related to the Nucynta Products and continued support of Xtampza;
"	an increase in audit, legal, and other professional fees of $1.8 million;
"	an increase in PDUFA related expenses of $1.6 million, primarily due to the acquisition of the Nucynta Products;
"	an increase in regulatory costs, including consulting and subscriptions, of $1.5 million, primarily due to the acquisition of the Nucynta Products; and
"	an increase in insurance expense of $1.0 million, primarily due to an increase in product liability insurance.

Interest expense was $11.9 million for the 2018 Period, compared to none in the 2017 Period. The increase was primarily due to an increase of $11.5 million in interest expense associated with the minimum royalty payments related to the Commercialization Agreement for Nucynta, which was entered into in the 2018 Period, and interest expense on our term loan of $393,000.

Interest income was $646,000 for the 2018 Period, compared to $235,000 in the 2017 Period.  The increase was primarily due to higher interest rates on money market funds.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of June 30, 2018, we had $133.7 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents at June 30, 2018 together with expected cash inflows from the commercialization of our products, will enable the us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Equity Financing

In March 2017, we commenced an “at-the-market” offering of our common stock and entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald, as agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. As of June 30, 2018, we sold an aggregate of 3,126,998 shares of common stock under the ATM Sales Agreement at an average gross sales price of $11.36 per share generating net proceeds of $34.3 million, after deduction of underwriting discounts and commissions and expenses payable by us, all of which were sold during the year ended December 31, 2017.  We did not sell any shares pursuant to the ATM Sales Agreement during the three and six months ended June 30, 2018.

Silicon Valley Bank Term Loan Facility

Since August 2012, we have maintained a term loan facility with Silicon Valley Bank (“SVB”), which was amended in connection with, and as a condition to, consummation of the transactions contemplated by the Commercialization Agreement. Under the amended term loan, we now have a term loan facility in an amount of $11.5 million, or the New Term Loan, which replaces our previously existing term loan facility. The proceeds of the New Term Loan were used to finance certain payment obligations under the Commercialization Agreement and to repay the balance of the previously existing term loan. The New Term Loan also provided SVB’s consent with respect to transactions contemplated by the Commercialization Agreement, including the delivery by SVB of a standby letter of credit in an aggregate amount of $33.8 million.

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

Cash Flows

	Six months ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$85,268	$(41,155)
Net cash used in investing activities	(19,864)	(478)
Net cash used in financing activities	(50,451)	(383)

Operating activities.   Cash provided by operating activities was $85.3 million in the 2018 Period, compared to cash used by operating activities of $41.2 million in the 2017 Period. The increase in cash provided by operating activities was primarily due to (i) the non-cash impact of the Commercialization Agreement with Depomed in the 2018 Period, including $61.9 million of amortization expense from the intangible asset and non-cash interest expense associated with the minimum royalty payments of $11.5 million; and (ii) a benefit from changes in the working capital accounts. We expect cash provided by operating activities to increase for the foreseeable future as we continue to commercialize our products and fund research, development and clinical activities for additional product candidates.

Investing activities.  Cash used in investing activities was $19.9 million in the 2018 Period, compared to $478,000 used in the 2017 Period.  The increase in cash used in investing activities was primarily due to $18.9 million paid to Depomed for the Nucynta asset acquisition.

Financing activities.  Cash used in financing activities was $50.5 million for the 2018 Period, compared to $383,000 used in the 2017 Period.  The increase in cash used by financing activities was primarily due to an increase in cash used in the repayment of minimum royalty payments associated with the Commercialization Agreement for the Nucynta Products of $64.5 million, offset by an increase in proceeds received from our term loan, which was amended in the 2018 Period, of $10.0 million, and an increase in proceeds received from the exercise of stock options of $3.9 million.  The remaining change is primarily due to higher payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at June 30, 2018 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Certain economic or strategic considerations may cause Management to seek additional cash through private or public debt or equity offerings. Such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing shareholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast that our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the generation of reasonable levels of revenue from the sale of Xtampza and Nucynta Products;
•	the cost of growing and maintaining sales, marketing and distribution capabilities for Xtampza, the Nucynta Products and any other products we may acquire or develop;

•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•

the timing and costs associated with manufacturing (1) Xtampza and the Nucynta Products, for commercial sale and clinical trials, and (2) our product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;

•

the cost of patent infringement litigation, including our litigation with each of Purdue and Teva, relating to Xtampza, the Nucynta Products or our product candidates, which may be expensive to defend;

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

ADDITIONAL INFORMATION

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non-GAAP adjusted loss. We internally use non-GAAP adjusted loss to understand, manage and evaluate the Company as we believe it represents the performance of our core business. Because this non-GAAP measure is an important internal measure for the Company, we believe that the presentation of the non-GAAP financial measure provides analysts, investors and lenders insight into management’s view and assessment of the Company’s ongoing operating performance. In addition, we believe that the presentation of this non-GAAP financial measure, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing the Company’s performance and results from period to period. We report this non-GAAP measure in order to portray the results of our major operations – developing and commercializing innovative, differentiated products for people suffering from pain – prior to considering certain income statement elements.  This non-GAAP financial measure should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted loss is not based on any standardized methodology prescribed by GAAP and represents GAAP net loss adjusted to exclude stock-based compensation expense, amortization expense for the Nucynta intangible asset, non-cash interest expense recognized on the Nucynta minimum royalty payments, and minimum royalty payments due and payable to Depomed in connection with the Commercialization Agreement. Any non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, a non-GAAP measure used by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
GAAP net loss	$(13,060)	$(21,121)	$(31,712)	$(44,199)
Non-GAAP adjustments:
Stock-based compensation expense	3,526	1,946	6,254	3,767
Nucynta related amortization expense (1)	32,407	-	61,933	-
Nucynta non-cash interest expense (2)	5,943	-	11,471	-
Nucynta minimum royalty payment due (3)	(33,750)	-	(64,500)	-
Total non-GAAP adjustments	$8,126	$1,946	$15,158	$3,767
Non-GAAP adjusted loss	$(4,934)	$(19,175)	$(16,554)	$(40,432)

	First Quarter	Second Quarter
	2018	2018
GAAP net loss	$(18,652)	$(13,060)
Non-GAAP adjustments:
Stock-based compensation expense	2,728	3,526
Nucynta related amortization expense (1)	29,526	32,407
Nucynta non-cash interest expense (2)	5,528	5,943
Nucynta minimum royalty payment due (3)	(30,750)	(33,750)
Total non-GAAP adjustments	$7,032	$8,126
Non-GAAP adjusted loss	$(11,620)	$(4,934)

(1) Represents amortization expense of the Nucynta intangible asset.
(2) Represents non-cash interest expense recognized related to the Nucynta minimum royalty payments.
(3) Represents minimum royalty payment due and payable to Depomed in connection with the Commercialization Agreement.

CONTRACTUAL OBLIGATIONS

In March 2018, we entered into an Office Lease (the “Lease”) with Campanelli-Trigate 100TCD Stoughton, LLC (the “Landlord”), pursuant to which we will lease approximately 50,678 of rentable square feet of space, in Stoughton, Massachusetts.  The Lease will commence when the tenant improvements in the space are substantially complete and will continue thereafter for a term of ten years.  We have the right to extend the term of the Lease for two additional five- year terms, provided that written notice is provided to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.  The initial annual base rent is $1,214, or $23.95 per rentable square foot, and will increase annually by 2.5% to 3.1% over the subsequent Lease years. The Lease term will commence upon possession of the new space.  We expect to take possession of the new space in the third quarter of 2018.

There have been no other material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our last Quarterly Report.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We currently generate limited revenue from the sale of products and may never become profitable. Our ability to generate additional revenue and become profitable is dependent upon our ability to develop, license or acquire, and commercialize Xtampza, the Nucynta Products and any other products and product candidates on a timely basis, and to address all regulatory requirements applicable to the development and commercialization of our products and product candidates. Our failure to do so successfully could impair our growth strategy and plans and could have a material adverse effect on our business, financial position, and operating results

We began the commercial sale of our first product, Xtampza, in June 2016 and assumed responsibility for the sales and marketing of the Nucynta Products in January 2018, and in each case have generated limited revenue from product sales. Our ability to generate additional revenue and become profitable depends upon our ability to successfully commercialize Xtampza, the Nucynta Products, and any other products and product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from our current or future products and product candidates depends on a number of factors, including our ability to:

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

•	find suitable distribution collaborators to help us market, sell and distribute our products, if approved, in markets outside the United States;
•	obtain coverage and adequate reimbursement from third parties, including government payors;
•	successfully complete development activities, including the necessary clinical trials, with respect to our product candidates;

•	complete and submit regulatory submissions to the FDA and obtain regulatory approval for our product candidates; and
•	comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers.

In addition, because of the numerous risks and uncertainties associated with product development, including that we may not successfully commercialize our products or that our product candidates may not advance through development or achieve the safety and efficacy endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Furthermore, we anticipate incurring significant costs associated with commercializing our products and, if regulatory approval is obtained, our product candidates.

Even though we are generating revenues from the sale of our products currently, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we require additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to complete the commercialization of our products or the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash. We believe that our cash and cash equivalents at June 30, 2018 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, certain economic or strategic factors may require Management to seek additional cash through private or public debt or equity offerings.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the generation of reasonable levels of revenue from the sale of Xtampza and the Nucynta Products;
•	the cost of growing and maintaining sales, marketing and distribution capabilities for Xtampza, the Nucynta Products and any other products we may acquire or develop;

•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•

the timing and costs associated with manufacturing (1) Xtampza and the Nucynta Products, for commercial sale and clinical trials, and (2) our product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;

•

the cost of patent infringement litigation, including our litigation with each of Purdue and Teva, relating to Xtampza, the Nucynta Products or our product candidates, which may be expensive to defend;

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing shareholders’ ownership. The incurrence of additional indebtedness could result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in additional liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Xtampza, the Nucynta Products, or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our commercialization or product development efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

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

As of December 31, 2017, we had a federal net operating loss, or NOL, carryforward of approximately $249.5 million and state NOL carryovers of approximately $205.1 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022, and the state NOL carryforwards begin to expire in 2030. We also had U.S. federal tax credits of approximately $3.4 million, and state tax credits of approximately $589,000. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Code), or Section 382.

The 2017 Tax Cuts and Jobs Act, or TCJA, generally will allow losses incurred after 2017 to be carried over indefinitely, but limits the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Sections 382 and 383 of the Code and other conditions). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. We have not finalized our review of the impact of TCJA on the NOL rules, and the impact, if any, to our ability to utilize and carryover net operating losses.

The federal R&D credit generally has a twenty year carryover term, and our state R&D credit is generally available for a fifteen-year carryover.

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

Our business exposes us to significant potential risk from litigation matters, including government investigations and lawsuits alleging violations of various federal and state laws in connection with the marketing and sale of opioids. For example, we, along with other manufacturers of prescription opioid medications, are the subject of lawsuits brought by counties and localities in Arkansas, Pennsylvania and Kentucky, in addition to a health system and various member hospitals, regarding the sales and marketing of opioid medications. In addition to direct expenditures for defense, settlement and damages, there is a possibility of adverse publicity, loss of revenues and disruption of business as a result of such litigation matters. The resolution of these lawsuits may require lengthy and costly negotiations, and we may incur substantial defense costs in addition to any settlement or other liabilities or restrictions that we may accept in order to resolve such matters.  Further, we may be unable to obtain or maintain insurance in the future on acceptable terms or with adequate coverage against potential liabilities or other losses incurred in connection with certain litigation matters. The cost, effort and management attention required to resolve these lawsuits may adversely affect our financial condition and ability to conduct our business.

Risks Related to our Products and Product Candidates

Our success depends in large part on the commercial success of Xtampza, our lead product, and the Nucynta Products, which we will commercialize pursuant to a Commercialization Agreement with Depomed.

To date, we have invested substantial resources in the development of our lead product, Xtampza, which has been approved by the FDA. Our business and future success are substantially dependent on our ability to successfully and timely commercialize this product. We currently generate limited revenues from product sales and we may never be able to commercialize Xtampza, the Nucynta Products, or any product candidates that are approved by the FDA, successfully.

Our ability to successfully commercialize Xtampza will depend on many factors, including but not limited to:

•

our ability to successfully satisfy FDA post-marketing requirements, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies of Xtampza and its components;

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

•

maintain and manage the necessary sales, marketing, supply chain, managed markets and other capabilities and infrastructure that are required to successfully integrate and commercialize the Nucynta Products;

•	successfully defend any challenges to intellectual property relating to Nucynta Products;
•	obtain adequate supply of Nucynta ER and Nucynta IR; and

•	comply with applicable legal and regulatory requirements.

The success of our efforts to commercialize the Nucynta Products may also depend on additional factors, including the outcome of a pending appellate decision in litigation between Depomed and ANDA filers who are seeking to market a generic version of the Nucynta Products in the U.S.

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

The FDA could change the product labeling at any time. If the product label for Xtampza is modified in the future so as to exclude the flexible dose administration options, or the FDA requires us to have a boxed warning similar to competitor product labeling stating that “crushing, dissolving or chewing can cause rapid release and absorption of a potentially fatal dose of the active drug,” it will limit our ability to differentiate Xtampza from other abuse-deterrent opioid formulations on the basis of flexible dosing options, and we may not be able to market Xtampza for use by patients with chronic pain with dysphagia. As a result, this may have an adverse effect on our business and our prospects for future growth.

In November 2017, the FDA approved an sNDA for Xtampza to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim. Data that emerges from post-marketing studies or other sources could prompt the FDA to withdraw or amend its approval of the product labeling approved in connection with the sNDA, which withdrawal or amendment could adversely impact our ability to successfully commercialize Xtampza.

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

For example, Xtampza was approved under Section 505(b)(2) and we are currently involved in patent infringement litigation with Purdue regarding alleged infringement of the Purdue patents. The continued litigation is expensive and time consuming, and, while we are vigorously defending the infringement claims, we could be subject to substantial damages if unsuccessful.

The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval varies among jurisdictions and may change during the course of a product candidate’s clinical development. Although the FDA has approved Xtampza, it is possible that none of our product candidates or any future product candidates that we may in-license, acquire or develop will ever obtain final regulatory approval from the FDA or any foreign regulatory authority. Moreover, even after any product candidate receives final regulatory approval, the FDA may impose, as it has for Xtampza and the Nucynta Products, costly post-marketing requirements. Successful and timely satisfaction of these post-marketing requirements will be necessary for us to maintain regulatory approval.

Our product candidates, including product candidates that we may in-license or acquire in the future, could fail to receive regulatory approval from the FDA or a foreign regulatory authority, or we may be required to conduct more extensive studies and clinical trials in order to receive such approval, for many reasons, including, but not limited to:

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

In order to market and sell our products outside the United States, we will need to obtain separate marketing approvals and comply with numerous and varied regulatory requirements and regimes, which can involve additional testing, may take substantially longer than the FDA approval process, and still generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. FDA approval does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by the FDA or regulatory authorities in other countries or jurisdictions. We may not obtain any regulatory approvals for our current product candidates on a timely basis, if at all. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any market. If we are unable to obtain approval of any of our product candidates by regulatory authorities in countries outside the United States, the commercial prospects of that product candidate may be diminished, and our business prospects could decline.

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

The FDA has approved a Risk Evaluation and Mitigation Strategy (“REMS”) for extended release, or ER, and long acting, or LA, opioid drugs formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone, and others as part of a federal initiative to address prescription drug abuse and misuse, or the ER/LA opioid REMS. In September 2017, the FDA announced that immediate-release, or IR, opioid drugs will be subject to the same REMS as ER/LA opioids. One of the primary goals of the REMS is to ensure that the benefits of these drugs continue to outweigh the risks.

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

In some cases, patent prosecution of our licenses is controlled solely by the licensor, like in certain circumstances under the Commercialization Agreement. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

Advertising and promotion of any product that has obtained approval in the United States, including Xtampza and the Nucynta Products, is heavily scrutinized by, among others, the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of Xtampza or the Nucynta Products, and any product for which we receive final regulatory approval, for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Additionally, advertising and promotion of any product that obtains approval outside the United States will be heavily scrutinized by foreign regulatory authorities.

In the United States, engaging in off-label promotion of Xtampza or the Nucynta Products, or any other products, can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increased focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs.

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

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In April 2018, the DEA proposed new guidelines aimed at strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota managements regulatory system for the production, manufacturing and procurement of controlled substances. Following a public comment period, the DEA published the final guidelines, which were substantially similar to the proposed guidelines, in July 2018. We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand. If commercial demand for Xtampza, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active ingredient (in the case of Xtampza, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Patent reform legislation could increase the uncertainties and costs associated with the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law on September 16, 2011, made significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and litigated. Many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first to file” provisions described below, became effective in 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Our commercial organization continues to grow and evolve, and in light of its short history and limited track record, we cannot guarantee that we will be successful in marketing Xtampza, the Nucynta Products or any of our product candidates that may be approved for marketing. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our products and product candidates in the United States include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to reach adequate numbers of physicians who may prescribe Xtampza, the Nucynta Products and our product candidates;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

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

Physicians, patients, healthcare payors and the medical community may not accept and use Xtampza, the Nucynta Products or any of our product candidates (if regulatory approval is obtained), for which we receive final regulatory approval. Acceptance and use of Xtampza, the Nucynta Products and any product candidates for which we receive final regulatory approval will depend on a number of factors including:

•	the timing of market introduction of our products and product candidates as well as the availability of competitive products;
•	approved indications, warnings and precautions language that may be less desirable than anticipated;
•	perceptions by members of the healthcare community, including physicians, about the safety and efficacy of Xtampza, the Nucynta Products and our product candidates;
•	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology in reducing potential risks of unintended use;
•	the pricing and cost-effectiveness of Xtampza, the Nucynta Products and our product candidates relative to competing products;
•	the potential and perceived advantages of Xtampza, the Nucynta Products and our product candidates over alternative treatments;
•	the convenience and ease of administration to patients of Xtampza, the Nucynta Products and our product candidates;
•	actual and perceived availability of coverage and reimbursement for Xtampza, the Nucynta Products and our product candidates from government or other third-party payors;
•	any negative publicity related to our or our competitors’ products that include the same active ingredient as Xtampza, the Nucynta Products and our product candidates;
•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;
•	our ability to implement a REMS; and
•	effectiveness of marketing and distribution efforts by us and any licensees and distributors.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system generally, and the manufacturing, distribution, and marketing of opioids in particular, that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell Xtampza, the Nucynta Products, or any product candidates for which we obtain marketing approval.

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

In April 2018, New York enacted a statute called the Opioid Stewardship Act (the “Stewardship Act”) that, among other things, requires certain sellers and distributors of certain opioids in the state of New York to make annual payments of $100 million, in the aggregate, to a newly created fund, with each party’s share determined in proportion to its share of opioid sales in New York (based on morphine milligram equivalents). While the effect of this legislation remains uncertain, and it has already been challenged as an unconstitutional law, we may be required to make payments to the fund and take additional actions to comply with the Stewardship Act. Compliance with the Stewardship Act, or similar requirements that could be enacted by other jurisdictions, could have an adverse effect on our business, results of operations, financial condition and cash flows.

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

Newly enacted FDA regulations may require us to expend additional resources to obtain or maintain regulatory approval.  For example, in August 2017 President Trump signed into law the Food & Drug Administration Reauthorization Act (the “FDARA”). This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, the development of drugs and biological products for pediatric use. This legislation may result in new regulations, which may affect future options or timelines for regulatory approval.

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

In addition, state pharmacy laws may permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents, or may permit pharmacists and pharmacy benefit managers to seek prescriber authorization to substitute generics in place of Xtampza, the Nucynta Products or our product candidates (that receive regulatory approval), which could significantly diminish demand for them and significantly impact our ability to successfully commercialize our products and generate revenues.

Our products and any of our product candidates (if approved) may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain.

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

Many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. In March 2017, President Trump announced the creation of a commission, through ONDCP, to make recommendations to the president on how to best combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. On October 26, 2017, President Trump declared the opioid crisis a “national public health emergency.” The commission’s final report was released in early November 2017. Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product and product candidates. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Science Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Science Board met to address these issues on March 1, 2016. In November 2017, FDA issued a final guidance addressing approval standards for generic abuse-deterrent opioid formulations, which included recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart. The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. As part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings. The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time.

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

Recently, CVS Pharmacy announced it would only fill first-time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of the FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate release forms of opiates and mandate the use by prescribers of prescription drug databases and mandate prescriber education. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. We are currently subject to such lawsuits and investigations, as discussed under the heading “Legal Proceedings” in this Quarterly Report on Form 10-Q. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. Many of these changes and others could cause us to expend additional resources in developing and commercializing Xtampza, the Nucynta Products, and our product candidates to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our product candidates and cause our product candidates to be less commercially successful.

If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with Xtampza, the Nucynta Products, or any of our product candidates, it could reduce our sales.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products and product candidates. In November 2017, FDA issued a final guidance to assist industry in the development of generic versions of approved opioids with abuse-deterrent formulations, including recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart.

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

Risks Related to Our Dependence on Third Parties

If the third-party manufacturer of Xtampza fails to devote sufficient time and resources to Xtampza, or its performance is substandard, , and/or we encounter challenges in completing our dedicated facility at our third-party manufacturer’s site, our costs may be higher than expected and could have a material adverse effect on our business. Our commercialization partner also relies on a sole supplier to manufacture Nucynta ER, which presents a similar risk.

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources and expertise to manufacture and test, on a commercial scale, the technical performance of Xtampza and our product candidates. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturers for our products and each product candidate, as well as other vendors to formulate, test, supply, store and distribute our products and our product candidates for our clinical trials and FDA registration, and we control only certain aspects of their activities. In 2018, we began the buildout of a dedicated facility, at which only Xtampza will be manufactured, at a site operated by our contract manufacturing organization, Patheon N.V.  This dedicated facility has required significant capital expenditures and, when operational, is likely to result in significantly increased fixed costs. This dedicated facility requires the maintenance of additional regulatory approvals and entails other costs, all of which we will need to absorb. We cannot guarantee that we will be able to successfully leverage the dedicated facility in a timely or profitable manner, or within the budget that we currently project. If the demand for Xtampza and any future related products never meets our expectations and forecasts, or if we do not produce the output we plan, we may not be able to realize the return on investment we anticipated, which would have a negative impact on our financial condition and results of operations.

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

Our reliance on a limited number of vendors and, in particular, Patheon N.V., as our single manufacturer for Xtampza, exposes us to the following risks, any of which could delay FDA approval of our product candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•

Our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand (even after accounting for the increased capacity to be provided by the dedicated facility), may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.

•	Our contract manufacturer could default on their agreement with us to meet our requirements for commercial supplies of Xtampza and/or deliver the dedicated facility according to the currently agreed timeline.
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

Our commercialization partner for the Nucynta Products, Depomed, currently relies on a single supplier to manufacture each of the Nucynta Products. Any stock out, or failure to obtain sufficient supplies of each of the Nucynta Products, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture each of the Nucynta Products, could adversely affect our ability to commercialize the Nucynta Products, which could in turn adversely affect our results of operations and financial condition. Depomed experienced delays in the manufacture, packaging and delivery of certain dosage strengths of Nucynta ER in the third and fourth quarters of 2017 and the first quarter of 2018 following Hurricanes Irma and Maria in Puerto Rico. We and our commercialization partner may continue to experience further outages in the future.

Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredient of Xtampza and Nucynta Products, any production problems with our supplier could have a material adverse effect on us.

We presently depend upon a single supplier for the active ingredient for Xtampza (oxycodone base) and the Nucynta Products (tapentadol) and we contract, either directly or indirectly, through Depomed with this supplier, as necessary, for commercial supply of our products. Although we have identified an alternate source for oxycodone base for Xtampza, it would be time-consuming and costly to qualify this source. Since we and, in the case of tapentadol, Depomed, currently obtain active ingredients from this manufacturer on a purchase-order basis, either we, Depomed, and/or our supplier may terminate the arrangements, without cause, at any time without notice. If our supplier were to terminate an arrangement for an active ingredient, or fail to meet our supply needs, we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

We rely on third parties to conduct our non-clinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if they terminate their agreement with us, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could suffer a material adverse effect.

We have relied upon and plan to continue to rely upon contract research organizations, or CROs, to monitor and manage data for our ongoing non-clinical and clinical programs. We rely on these parties for execution of our non-clinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with federal regulations and current Good Clinical Practices, or GCP, which are international standards meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, advisors and monitors, enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and foreign regulatory authorities in the form of International Conference on Harmonization, or ICH, guidelines for all of our product candidates in clinical development. Regulatory authorities enforce these GCP through periodic inspections of trial sponsors, principal investigators and trial sites. In addition, we and our CROs are required to comply with special regulations regarding the enrollment of recreational drug abusers in clinical trials. If we or any of our CROs fail to comply with applicable GCP and other regulations, including as a result of any recent changes in such regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

Xtampza and the Nucynta Products are, and product candidates for which we obtain marketing approval could be, subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control.

Xtampza and the Nucynta Products are, and any product candidate for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, including post-marketing requirements to conduct 10 observational epidemiological studies and 1 clinical trial that we intend to fulfil by virtue of our participation in the Opioid PMR Consortium (“OPC”).  The 10 observational epidemiological studies are designed to assess the serious risk of misuse, abuse, addition, opioid overdose and death, and doctor and/or pharmacy shopping behaviors in patients with chronic pain prescribed ER/LA opioid analgesics. The clinical trial is designed to estimate the serious risk for the development of hyperalgesia following long-term use of high dose ER/LA opioid analgesics for at least 1 year to treat chronic pain and assess this risk relative to efficacy.  Although we retain discretion in how to discharge such PMRs, the scale and scope of the studies required by the FDA make it cost prohibitive to discharge these requirements other than by joining the OPC that was formed to conduct them.  We are a member of OPC and engage in decision-making as a member of that organization, but we have a minority vote (1 of 13) and limited control over the manner in which OPC conducts studies on our behalf in order to satisfy our PMRs. If the OPC fails to conduct sufficiently rigorous studies or is unable to achieve the patient enrollment or other requirements established by the FDA, we may be unable to satisfy our PMRs and the FDA may choose to withdraw or otherwise restrict its approval of Xtampza, the Nucynta Products, and any product candidate for which we obtain marketing approval and which may become subject to such post-marketing requirements. Such withdrawal or restriction would have an adverse impact on our business and financial condition.

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

•

Collaborators may fail to obtain necessary regulatory approval, conduct clinical trials inappropriately, or may obtain unfavorable results in their clinical trials, which may have an adverse effect on the development or commercialization of our product or product candidates.

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

We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors, that loss may materially adversely affect our financial condition and results of operations.

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 37%, 32% and 25% of our product shipments for the six months ended June 30, 2018.  The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, could have a material adverse effect on our business, results of operations, financial condition and prospects.  The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

In addition, these wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot guarantee that we can manage these pricing pressures or that wholesaler purchases will not fluctuate unexpectedly from period to period.

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

The use of legal and regulatory strategies by competitors with innovator products may delay or prevent the introduction or approval of our product candidates, increase our costs associated with the introduction or marketing of our products, or significantly reduce the profit potential of our products or product candidates.

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

We are highly dependent upon the services of our key personnel, including our President and Chief Executive Officer, Joseph Ciaffoni, our Chief Technology Officer, Alison Fleming, PhD, our Chief Financial Officer, Paul Brannelly, our Chief Commercial Officer, Scott Dryer, and our General Counsel, Shirley Kuhlmann. Each employee is employed by us at will and is permitted to terminate his or her employment with us at any time pursuant to the terms of his or her employment agreement. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Mr. Ciaffoni, Dr. Fleming, Mr. Brannelly, Mr. Dryer or Ms. Kuhlmann could impede the achievement of our development and commercialization objectives.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organization and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks and other malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercial and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization and drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization of our products and development of our product candidates could be delayed.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2018, holders of an aggregate of approximately 3.1 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our voting stock, including shares subject to outstanding options. As a result, if these shareholders were to choose to act together, they would be able to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock. Such concentration of ownership control may:

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

As of December 31, 2018, we will no longer be an “emerging growth company” and, as a result, we will have to comply with increased disclosure and governance requirements.

As the market value of our common stock held by non-affiliates was greater than $700 million as of the last business day of the most recent second quarter, we will cease to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2018. We will be, as of December 31, 2018, a large accelerated filer and, as such, will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•

the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and
•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2018, we will be subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 will be expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. We expect that the loss of “emerging growth company” status and compliance with the additional requirements will substantially increase our legal and financial compliance costs and make some activities more time consuming and costly.

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

In addition, as of June 30, 2018, there were outstanding options to purchase an aggregate of 3,665,459 shares of our common stock at a weighted average exercise price of $16.17 per share, of which options to purchase 1,312,351 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

We have broad discretion in the use of our cash and cash equivalents, and, despite our efforts, we may use them in a manner that does not increase the value of our shareholders’ investment.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our shareholders’ sole source of gain.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our capital stock will be our shareholders’ sole source of gain for the foreseeable future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended June 30, 2018:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2018 through April 30, 2018	-	-	-	-
May 1, 2018 through May 31, 2018	6,205	$ 22.62	-	-
June 1, 2018 through June 30, 2018	-	-	-	-
Total	6,205	$ 22.62	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

10.1+	Amendment to Employment Agreement, dated June 4, 2018, by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.(1)
10.2+	Letter Agreement dated June 4, 2018, by and between Collegium Pharmaceutical, Inc. and Michael T. Heffernan.(1)
10.3+	Employment Agreement, dated July 10, 2018, by and between Collegium Pharmaceutical, Inc. and Scott Dreyer (filed herewith).
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

(1) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 4, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 8, 2018	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2018	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)