Form 10-Q
period 2018-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2018-11-08
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37372

Collegium Pharmaceutical, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	03-0416362 (I.R.S. Employer Identification Number)

100 Technology Center Drive Stoughton, MA (Address of principal executive offices)	02072 (Zip Code)

(781) 713-3699

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of October 31, 2018, there were 33,247,485 shares of Common Stock, $0.001 par value per share, outstanding.

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

•	the size of the markets for our products and product candidates, and our ability to service those markets;
•	the success of competing products that are or become available;
•	our ability to obtain and maintain reimbursement and third-party payor contracts for our products;
•	the costs of commercialization activities, including marketing, sales and distribution;
•	the rate and degree of market acceptance of our products;
•	changing market conditions for our products;
•	the outcome of any patent infringement or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P. and Teva Pharmaceuticals USA, Inc.;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success, cost and timing of our product development activities, studies and clinical trials;
•	our ability to obtain funding for our operations and business development;
•	regulatory developments in the United States;
•	our expectations regarding our ability to obtain and maintain sufficient intellectual property protection for our products and product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and product candidates;
•	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency, or DEA, compliance;
•	the loss of key commercial, scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our customer concentration. which may adversely affect our financial condition and results of operations;
•	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
•	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$139,790	$118,697
Accounts receivable	66,533	9,969
Inventory	9,229	1,813
Prepaid expenses and other current assets	3,425	3,005
Total current assets	218,977	133,484
Property and equipment, net	6,039	1,826
Intangible assets, net	421,287	—
Restricted cash	—	97
Other long-term assets	205	161
Total assets	$646,508	$135,568
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$11,679	$5,684
Accrued expenses	20,933	8,541
Accrued rebates, returns and discounts	130,454	15,784
Current portion of asset acquisition obligations	116,334	—
Current portion of term loan payable	821	1,479
Total current liabilities	280,221	31,488
Asset acquisition obligations, long-term	284,828	—
Term loan payable, long-term	10,679	—
Total liabilities	575,728	31,488
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at September 30, 2018 and December 31, 2017; issued and outstanding shares - none at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at September 30, 2018 and December 31, 2017; issued and outstanding shares - 33,245,026 at September 30, 2018 and 32,770,678 at December 31, 2017	33	33
Additional paid-in capital	417,010	402,096
Accumulated deficit	(346,263)	(298,049)
Total shareholders’ equity	70,780	104,080
Total liabilities and shareholders’ equity	$646,508	$135,568

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Product revenues, net	$70,176	$11,950	$206,986	$17,682
Costs and expenses
Cost of product revenues	46,007	553	135,951	1,501
Research and development	1,907	2,069	6,412	6,378
Selling, general and administrative	33,448	22,758	96,309	67,667
Total costs and expenses	81,362	25,380	238,672	75,546
Loss from operations	(11,186)	(13,430)	(31,686)	(57,864)

Interest expense	(5,868)	—	(17,726)	—
Interest income	552	167	1,198	402
Net loss	$(16,502)	$(13,263)	$(48,214)	$(57,462)

Loss per share - basic and diluted	$(0.50)	$(0.45)	$(1.46)	$(1.95)
Weighted-average shares - basic and diluted	33,012,174	29,753,043	32,950,854	29,517,396

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2018	2017
Operating activities
Net loss	$(48,214)	$(57,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Nucynta amortization expense	94,340	—
Depreciation and other amortization expense	732	464
Lease incentive obligation	—	(26)
Stock-based compensation expense	10,180	5,867
Non-cash interest expense	17,112	—
Changes in operating assets and liabilities:
Accounts receivable	(56,564)	(3,694)
Inventories	(1,193)	(85)
Prepaid expenses and other assets	1,523	(33)
Accounts payable	5,995	(4,124)
Accrued expenses	11,181	10,315
Accrued rebates, returns and discounts	92,010	—
Deferred revenue	—	(4,944)
Net cash provided by (used in) operating activities	127,102	(53,722)
Investing activities
Cash paid for asset acquisition	(18,877)	—
Purchases of property and equipment	(3,704)	(818)
Net cash used in investing activities	(22,581)	(818)
Financing activities
Cash paid for common stock offerings costs	(30)	—
Proceeds from issuances of common stock from public offerings, net of issuance costs of $0 and $507	—	9,425
Proceeds from issuances of common stock from employee stock purchase plans	1,117	1,141
Proceeds from term loan amendment, net of repayment of amended term loan	10,021	—
Repayment of asset acquisition obligations	(98,250)	—
Repayment of term loan	—	(2,000)
Proceeds from the exercise of stock options	4,087	428
Payments made for employee restricted stock tax withholdings	(470)	(68)
Net cash (used in) provided by financing activities	(83,525)	8,926

Net increase (decrease) in cash, cash equivalents and restricted cash	20,996	(45,614)
Cash, cash equivalents and restricted cash at beginning of period	118,794	153,322
Cash, and cash equivalents and restricted cash at end of period	$139,790	$107,708

Supplemental disclosure of cash flow information
Cash paid for offering costs	$30	$447
Cash paid for interest	$409	$121

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$—	$60
Receivable from issuance of common stock from at-the-market offering in other current assets	$—	2,090
Acquisition of property and equipment in accrued expenses	$1,456	$97
Liabilities assumed from asset acquisition in accrued rebates, returns and discounts	$22,660	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company is a specialty pharmaceutical company focused on becoming the leader in responsible pain management by developing and commercializing innovative, differentiated products for people suffering from pain and our communities. The Company’s first product, Xtampza ER®, or Xtampza, is an abuse-deterrent, extended-release, oral formulation of oxycodone, a widely prescribed opioid medication. In April 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s new drug application (“NDA”) filing for Xtampza for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  In June 2016, the Company announced the commercial launch of Xtampza.

In December 2017, the Company and its wholly owned subsidiary, Collegium NF, LLC (“Collegium NF”) entered into a Commercialization Agreement with Assertio Therapeutics, Inc. (“Assertio”), formerly known as Depomed, Inc., pursuant to which Assertio agreed to grant a sublicense of certain of its intellectual property related to Nucynta ER and IR products (the “Nucynta Products”) to the Company for commercialization of the Nucynta Products in the United States. On January 9, 2018, the parties amended the Commercialization Agreement (as amended, the “Commercialization Agreement”) and consummated the transactions contemplated thereby.  Nucynta ER is an extended release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate release formulation of tapentadol that is indicated for the management of moderate to severe acute pain in adults. The Company began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began commercial promotion of the Nucynta Products in February 2018. Effective August 2018, the Company entered into a Second Amendment to the Commercialization Agreement to clarify the mechanism for transferring title to products to be sold by the Company pursuant to the agreement and various related matters.  The Second Amendment to the Commercialization Agreement did not have an impact on the Company’s financial statements. The assets and liabilities assumed by the Company in connection with the Commercialization Agreement are further described in Note 7.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of September 30, 2018 had an accumulated deficit of  $346,263. The Company expects to continue to incur net losses in the near future. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

The Company believes that its cash and cash equivalents at September 30, 2018 together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Collegium Pharmaceutical, Inc. (a Virginia corporation) as well as the accounts of Collegium Securities Corp. (a Massachusetts corporation), incorporated in December 2015, and Collegium NF, LLC (a Delaware limited liability company), organized in December 2017, both wholly owned subsidiaries requiring consolidation. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2018, the Company had sold an aggregate of 3,126,998 shares at an average gross sales price of $11.36 per share generating net proceeds of $34,283, after deduction of underwriting discounts and commissions and expenses payable by the Company. All shares sold pursuant to the ATM Sales agreement were sold during the year ended December 31, 2017.  The Company did not sell any shares pursuant to the ATM sales agreement during the nine months ended September 30, 2018.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $4,954 and $2,489 in the three months ended September 30, 2018 and 2017 respectively. Advertising and product promotion costs were $13,236 and $8,916 in the nine months ended September 30, 2018 and 2017 respectively. Advertising and product promotion costs are expensed as incurred.

Restricted Cash

As of December 31, 2017, the Company had restricted cash of $97, which represents cash held in a depository account at a financial institution to collateralize a conditional stand‑by letter of credit for the Company’s facility lease agreements. The Company had no restricted cash as of September 30, 2018

Leases

In March 2018, the Company entered into an operating lease for its new corporate headquarters (the “Lease”) pursuant to which the Company leases approximately 50,678 of rentable square feet of space, in Stoughton, Massachusetts.  The Lease commenced in August 2018 when the Company took possession of the space after tenant improvements were substantially complete. After the initial four-month free rent period following possession of the space, the Lease will continue for a term of 10 years. The Company has the right to extend the term of the Lease for two additional five-year terms, provided that written notice is provided to the Landlord no later than 12 months prior to the expiration of the then current Lease term.  The annual base rent is $1,214, or $23.95 per rentable square foot, and will increase annually by 2.5% to 3.1% over the subsequent Lease years.

Income Taxes

For the three and nine months ended September 30, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company's losses before income taxes consist solely of losses from domestic operations. As of September 30, 2018, the Company has recorded a full valuation allowance for deferred tax assets including net operating loss (“NOL”) and tax credit carryovers.  The Tax Cuts and Jobs Act of 2017 (“TCJA” or “2017 Tax Act”), which was signed into law in December 2017, resulted in significant changes to the U.S. corporate income tax system. The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date.  The Company reasonably estimated the effects of the 2017 Tax Act by remeasuring its federal net deferred tax asset as of December 31, 2017.  Subsequently, the Company finalized its review of the impact of TCJA to the Company during the third quarter of 2018 and determined that there are some minor limitations on the Company’s ability to deduct certain executive compensation associated with Internal Revenue Code Section 162(m).  The Company made necessary adjustments during the quarter in order to Comply with the new Code Section 162(m) rules and regulations as required by TCJA and will monitor executive compensation going forward to make annual adjustments as required to continue to be in compliance with Section 162(m).  The Company believes no other TCJA changes impact the Company at this time in any significant way that would require any further adjustments to its NOL and tax credit carryovers.  In addition, the Company believes that there are no other changes as a result of TCJA that would result in a reduction in the Company’s ability to utilize net operating loss and tax credit carryovers.  For additional information related to the TCJA and its impact on the Company, please read Note 13, Income Taxes, in the Company’s Annual Report.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

In November 2018, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank (“SVB”), that supersedes the Company’s original loan agreement and subsequent amendments with SVB.  The new Loan and Security Agreement updated the loan documentation between the Company and SVB and modified the minimum liquidity ratio to be at least 1.5 to 1.0, along with other non-material changes. The new Loan and Security Agreement did not modify the Company’s borrowings, interest rates, or repayment terms.

In October 2018, the Company amended its lease for its former corporate headquarters in Canton, Massachusetts (“Canton Facility Lease”), relinquishing 9,675 square feet office of space. In consideration, the Company was required to pay the landlord an immaterial fee. The Company continues to lease the remaining 9,660 square feet of office space under the original and amended terms of the Canton Facility Lease.

In November 2018, the Company entered into the Third Amendment to the Commercialization Agreement with Assertio. Pursuant to the Third Amendment, after January 1, 2019, the $135,000 guaranteed minimum annual royalties have been eliminated and the Company will no longer be required to secure its royalty payment obligations with a standby letter of credit. Beginning on January 1, 2019 and prospectively, the Company will be obligated to make royalty payments to Assertio conditional upon net sales and based on the following royalty structure for the period between January 1, 2019 and December 31, 2021:

(i)	65% of annual net sales of the Nucynta Products up to $180,000, plus
(ii)	14% of annual net sales of the Nucynta Products between $180,000 and $200,000, plus
(iii)	58% of annual net sales of the Nucynta Products between $210,000 and $233,000, plus
(iv)	20% of annual net sales of the Nucynta Products between $233,000 and $258,000, plus
(v)	15% of annual net sales of the Nucynta Products in excess of $258,000.

The Amendment does not modify the royalties payable on sales of the Nucynta Products on and after January 1, 2022, which will remain as contemplated by the Commercialization Agreement. In addition, if the net sales of the Nucynta Products are in the range of $180,000 and $243,000, the Company will be required to pay a supplemental royalty to Assertio, for ultimate payment to Grünenthal GmbH, not to exceed a maximum of 4.9% of net sales of the Nucynta Products. If annual net sales of Products are less than $180,000 in any 12-month period through January 1, 2022, or if they are less than $170,000 in any 12-month period commencing on January 1, 2022, then Assertio will have the right to terminate the Commercialization Agreement without penalty. The Amendment further provides that the Company does not have a right to terminate the Commercialization Agreement prior to December 31, 2021. Specific to any termination by the Company with an effective date between December 31, 2021 and December 31, 2022, the Company will be required to pay a $5,000 termination fee to Assertio.  In connection with, the Third Amendment, the Company issued a warrant to purchase 1,041,667 shares of common stock of the Company (the “Warrant”) at an exercise price of $19.20 per share. The Warrant will expire in November 2022 and includes customary adjustments for changes in the Company’s capitalization.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  In 2015, 2016 and 2017, the FASB issued additional ASUs related to Topic 606, including ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13, 2017-14, that delayed the effective date of and clarified various aspects of the new guidance, including principal versus agent considerations, identifying performance obligations, and licensing. The Company adopted ASC Topic 606, Revenue from Contracts with

Customers, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The adoption of ASU 2014-09 did not have an impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or the three and nine months ended September 30, 2018. Refer to Note 3 "Revenue from Contracts with Customers" for the required disclosures and a discussion of the Company's policies related to revenue recognition.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, and in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of ASU 2016-15 is to reduce the diversity in presentation and classification of the following items within the Statement of Cash Flows: debt prepayments, settlement of zero coupon debt instruments, contingent consideration payments, insurance proceeds, securitization transactions and distributions from equity method investees. The update also addresses classification of transactions that have characteristics of more than one class of cash flows. ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The Company adopted these new standards on January 1, 2018 using the retrospective transition method as required with respect to each period presented. The adoption of these standards did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which significantly impacts lessee accounting and disclosures. First, this guidance requires lessees to identify arrangements that should be accounted for as leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a right-of-use asset and lease obligation is recorded by the lessee for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. Leases with a term of 12 months or less will be accounted for in a manner similar to existing guidance for operating leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Target Improvements, which clarifies certain aspects of ASU 2016-02 to correct unintended application of guidance and provide additional transition guidance.

The Company will adopt ASU 2016-02 on January 1, 2019 and is currently evaluating its effect on the consolidated financial statements. The Company anticipates adopting this standard using a modified retrospective approach by initially applying the new standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings. This adoption method will not impact comparative prior period disclosures presented. The Company will take advantage of the transition package of practical expedients permitted within the new standard, which, among other things, allows the Company to carryforward the historical lease classification. Based on its preliminary assessment, the Company expects to recognize a material right-to-use asset and corresponding lease liability on its balance sheet primarily related to lease agreements for its corporate headquarters and dedicated production suite at its contract manufacturing organization. In addition, the Company is in the process of implementing new accounting policies, processes and controls that will be used to account for leases going forward.

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

As a result of the considerations discussed above, the Company concluded that, as of the adoption date, it would record revenue net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns upon delivery of products to customers under either the sell-in method of revenue recognition under legacy GAAP or under Topic 606 as of the adoption date. Therefore, the adoption of Topic 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of January 1, 2018.  In the third quarter of 2017, the Company transitioned to the sell-in method of revenue recognition and the Company recorded a cumulative one-time $4,377 increase to revenues during the three months ended September 30, 2017. Therefore, the adoption of Topic 606 would not have had a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of September 30, 2017.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2018:

	Rebates and	Product	Trade Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2017	$12,647	$3,137	$2,256
Provision related to current period sales	178,411	12,675	50,637
Liabilities assumed from asset acquisition (4)	22,406	—	254
Changes in estimate related to prior period sales	(32)	—	—
Credits/payments made	(94,587)	(4,203)	(34,220)
Balance at September 30, 2018	$118,845	$11,609	$18,927

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

(4)

The Company recorded a liability of $22,660 related to sales of Nucynta Products that occurred prior to the closing date of January 9, 2018, for which the Company is liable under the terms of the Commercialization Agreement. This assumed liability, representing $22,406 of assumed rebates and incentives and $254 of assumed trade allowances and chargebacks, was recorded as a component of the intangible asset acquired.

As of September 30, 2018, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

Product revenues, net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Xtampza	$17,034	$11,950	$50,945	$17,682
Nucynta	53,142	—	156,041	—
Total product revenues, net	$70,176	$11,950	$206,986	$17,682

4. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Loss attributable to common shareholders — basic and diluted	$(16,502)	$(13,263)	$(48,214)	$(57,462)
Weighted-average number of common shares used in net loss per share - basic and diluted	33,012,174	29,753,043	32,950,854	29,517,396
Loss per share - basic and diluted	$(0.50)	$(0.45)	$(1.46)	$(1.95)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Outstanding stock options	3,693,400	3,056,954	3,693,400	3,056,954
Warrants	—	2,445	—	2,445
Unvested restricted stock (1)	7,545	44,586	7,545	44,586
Restricted stock units	532,787	218,872	532,787	218,872

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

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at September 30, 2018 and December 31, 2017.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
September 30, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$92,427	$92,427	$—	$—

December 31, 2017
Money market funds, included in cash equivalents	$81,225	$81,225	$—	$—

The Company’s cash equivalents are comprised of money market funds that are measured on a recurring basis based on quoted market prices. As of September 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, intangible assets,  accounts payable, accrued expenses, accrued rebates, returns and discounts, asset acquisition obligations and term loan payable approximated their estimated fair values.

In connection with the Commercialization Agreement for the Nucynta Products, the Company recorded a liability of $482,300, representing the fair value of the future minimum royalty payments owed under the terms of the Commercialization Agreement.  The fair value of the minimum royalty payments was measured by calculating the present value of the minimum royalty payments using a discount rate of 5.7%. The discount rate is a Level 2 input which was based on a review of observable market data of similar liabilities. The liability associated with the future minimum royalty payments is included as a component of the intangible asset acquired and as a component of the obligations assumed in connection with the Commercialization Agreement, which is further described in Note 7.

6. Inventory

Inventory consisted of the following:

	As of September 30,	As of December 31,
	2018	2017
Raw materials	$547	$616
Work in process	908	322
Finished goods	7,774	875
Total inventory	$9,229	$1,813

The aggregate charges related to excess inventory for the three and nine months ended September 30, 2018 and 2017 were immaterial. These expenses were recorded as a component of cost of product revenues.

7. Intangible Assets and Asset Acquisition Obligations

As of September 30, 2018, the Company’s only intangible asset related to the Company’s Commercialization Agreement with Assertio,  pursuant to which Assertio agreed to grant a sublicense of certain of its intellectual property related to the Nucynta Products to the Company for commercialization of the Nucynta Products in the United States (the “Nucynta Intangible Asset”). The Company closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018, and began marketing the Nucynta Products in February 2018.

Nucynta Intangible Asset

The Company determined the Commercialization Agreement should be accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired is concentrated in the sublicense of the Nucynta Products, which is a single identifiable asset or group. The consideration transferred in the asset acquisition was measured at cost, including transaction costs, assets transferred by the acquirer, and liabilities assumed by the acquirer.

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

The Company will amortize the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company determined that the useful life for the intangible asset is approximately 4.0 years from the closing date of January 9, 2018.  The Company will recognize amortization expense as a component of cost of product revenues in the Statement of Operations on a straight-line basis over its useful life as it approximates cash inflows.  For the three and nine months ended September 30, 2018, the Company recognized amortization expense of $32,407 and $94,340, respectively. As of September 30, 2018, the remaining amortization period is approximately 3.3 years and estimated amortization for the remainder of 2018, 2019, 2020, and 2021 is expected to be $32,406,  $129,627,  $129,627, and $129,627, respectively.

As of September 30, 2018, the gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

As of September 30,
2018
Gross carrying amount	$515,627
Accumulated amortization	(94,340)
Intangible assets, net	$421,287

Nucynta Asset Acquisition Obligations

From January 9, 2018 through December 2021, under the terms of the Commercialization Agreement, the Company will be required to pay a minimum royalty of $135,000 per year, payable in quarterly payments of $33,750, prorated in 2018 for the closing date of January 9, 2018.  The total required minimum royalty payment from the closing date of January 9, 2018 through December 2021 is $537,000.  Payments are swept to Assertio daily based on proceeds received for Nucynta Product sales, and minimum payments are paid in full within 45 days of the quarter end.

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

For the three and nine months ended September 30, 2018,  the Company recognized interest expense of $5,641 and $17,112 relating to the minimum royalty payments.  As of September 30, 2018, the remaining interest expense relating to the minimum royalty payments for the remainder of 2018, 2019, 2020, and 2021 is expected to be $5,271,  $17,138,  $10,907, and $4,272, respectively.

For the three and nine months ended September 30, 2018, the Company paid Assertio minimum royalty payments of $33,750 and $98,250, respectively.

As of September 30, 2018, the remaining minimum royalty payments due under the Commercialization Agreement are as follows:

2018	$33,750
2019	135,000
2020	135,000
2021	135,000
Total remaining minimum royalty payments due	$438,750
Less: Unamortized discount	(37,588)
Carrying value of minimum royalty payments	$401,162

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

During the year ended December 31, 2016, the Company made an upfront payment of $2,500 and recorded the payment as a component of intangible assets (the “Onsolis Intangible Asset”). On December 8, 2017, the Company, after a review of its product portfolio, provided written notice to BDSI of termination of the License and Development Agreement. The termination was effective pursuant to the terms of such agreement on March 8, 2018. Upon such termination of the License Agreement, the Company’s rights to develop and commercialize Onsolis reverted to BDSI. As a result of this notice of termination, the Company determined that the carrying amount of the intangible asset was not recoverable and that the carrying amount exceeded its fair value. As such, an impairment loss of $1,845 was recognized and included as a component of sales, general and administrative expense during the year ended December 31, 2017 and the net intangible asset is zero as of September 30, 2018 and December 31, 2017.

Amortization Expense

Amortization expense relating to the Company’s intangible assets for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Nucynta amortization expense included in cost of product revenues	$32,407	$—	$94,340	$—
Onsolis amortization expense included in selling, general and administrative expense	—	48	—	225
Total amortization expense	$32,407	$48	$94,340	$225

8. Accrued Expenses

Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2018	2017
Accrued cost of product revenues	$7,440	$—
Accrued inventory	4,778	—
Accrued bonuses	2,721	2,940
Accrued incentive compensation	1,744	1,790
Accrued payroll and related benefits	1,600	1,382
Accrued other operating costs	1,159	877
Accrued sales and marketing	844	624
Accrued audit and legal	431	405
Accrued interest	212	6
Accrued development costs	4	517
Total accrued expenses	$20,933	$8,541

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

In connection with, and as a condition to, consummation of the transactions contemplated by the Commercialization Agreement with Assertio, the Company entered into a Consent and Amendment to Loan and Security Agreement (the “Consent and Amendment”) with SVB to amend the Existing Term Loan. The Consent and Amendment provided the Company with a new term loan facility in an original principal amount of $11,500 (the “New Term Loan”), which replaced the Existing Term Loan and the proceeds of which were used by the Company to finance certain payment obligations under the Commercialization Agreement and to repay the balance of the Existing Term Loan. The Consent and Amendment also provided SVB’s consent with respect to transactions contemplated by the Commercialization Agreement, including the delivery by SVB of a standby letter of credit in an aggregate amount of $33,750.

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

As of September 30, 2018, scheduled principle repayments under the Company’s term loan are as follows:

2018	$—
2019	1,642
2020	3,286
2021	3,286
2022	3,286
Balance	$11,500

10. Equity

The changes in shareholders’ equity for the nine months ended September 30, 2018 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	32,770,678	$33	$402,096	$(298,049)	$104,080
Exercise of common stock options	335,025	—	4,087	—	4,087
Issuance for employee stock purchase plan	86,929	—	1,117	—	1,117
Vesting of restricted stock units	74,585	—	—	—	—
Shares withheld for employee taxes upon vesting of restricted stock units	(22,191)	—	(470)	—	(470)
Stock-based compensation	—	—	10,180	—	10,180
Net loss	—	—	—	(48,214)	(48,214)
Balance, September 30, 2018	33,245,026	$33	$417,010	$(346,263)	$70,780

11. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development expenses	$388	$222	$1,091	$673
Selling, general and administrative expenses	3,538	1,878	9,089	5,194
Total stock-based compensation expense	$3,926	$2,100	$10,180	$5,867

At September 30, 2018, there was approximately $31,566 of unrecognized compensation expense related to unvested options, restricted stock units and restricted stock awards, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

Restricted Stock Awards, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of September 30, 2018, there were 1,066,087 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards and restricted stock units. The Company’s equity awards generally vest ratably over a four  year period of service. The stock options generally have a ten  year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination.

In June 2018, the Company’s board of directors approved a modification to the former President and Chief Executive Officer’s equity-based awards to provide that all of those awards, to the extent unvested as of the Company’s 2020 annual meeting of shareholders, will vest on such date, subject to his continued service on the Company’s board of directors through such date. This modification was effective on June 4, 2018 and affected 116,250 shares of non-vested restricted stock units and 225,625 unvested stock options to purchase the Company’s common stock. The Company accounted for this modification under ASC 718, and, per guidance, determined the modification did not create incremental value as the fair value of these awards was unchanged. The shorter requisite service period will result in the accelerated recognition of stock-based compensation expense through 2020.

A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2018 and related information is as follows:

		Weighted-Average
		Purchase Price
	Shares (1)	per Share
Unvested at December 31, 2017	10,816	$5.73
Granted	—	—
Vested	(10,816)	5.73
Unvested at September 30, 2018	—	$—

(1)Excludes activity from the early exercise of stock options. As of September 30, 2018,  7,545 shares of unvested restricted stock remain outstanding from the early exercise of stock options.

A summary of the Company’s restricted stock units activity for the nine months ended September 30, 2018 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2017	218,872	$12.64
Granted	403,334	23.41
Vested	(74,585)	13.67
Forfeited	(14,834)	18.91
Outstanding at September 30, 2018	532,787	$20.48

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2017	3,037,690	$13.00	8.4	$16,829
Granted	1,132,280	23.89
Exercised	(335,025)	12.20
Cancelled	(141,545)	16.97
Outstanding at September 30, 2018	3,693,400	$16.25	8.2	$7,101
Exercisable at September 30, 2018	1,492,524	$12.71	7.4	$4,670
Vested and expected to vest at September 30, 2018	3,459,105	$15.96	8.1	$6,922

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Nine months ended September 30,
	2018	2017
Risk-free interest rate	2.6%	2.0%
Volatility	65%	71%
Expected term (years)	6.11	6.01
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of our common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the nine months ended September 30, 2018,  86,929 shares of common stock were purchased for total proceeds of $1,117. The expense for the three months ended September 30, 2018 and 2017 was $156 and $74, respectively.  The expense for the nine months ended September 30, 2018 and 2017 was $398 and $288, respectively.

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

On March 13, 2018, the Company filed a Petition for Post-Grant Review (“PGR”) of the ʼ961 patent with the Patent Trial and Appeal Board (“PTAB”). The PGR argues that the ʼ961 patent is invalid for lack of a written description, for lack of enablement, for indefiniteness, and as being anticipated by prior art. Purdue filed its Patent Owner Preliminary Response on July 10, 2018. The PTAB entered an order to institute post-grant review of all claims of the ’961 patent on October 4, 2018, upon a finding that it is more likely than not that the claims of the ʼ961 patent are unpatentable. The PTAB has scheduled oral argument on the proceedings for July 10, 2019 and, absent special circumstances, will issue a decision on the patentability of the ʼ961 patent by no later than October 4, 2019.

In October 2017, and in response to the filing of the Company’s Supplemental NDA (“sNDA”) seeking to update the drug abuse and dependence section of the Xtampza label, Purdue filed another suit asserting infringement of the ʼ933 and ʼ919 patent. The Company filed a motion to dismiss that action, and the Court granted its motion on January 16, 2018.

The current suits have been consolidated by the District of Massachusetts, where Purdue asserted infringement of five patents: the ʼ497 patent, the ʼ933 patent, the ʼ717 patent, the ʼ919 patent, and the ʼ961 patent. The Court issued an order on September 28, 2018 in which it granted in part a motion for summary judgment filed by the Company, and in which the Court ruled that the ʼ497 and ʼ717 patents are not infringed by the Company. As a result, only the ʼ933, the ʼ919, and the ʼ961 patents remain in dispute. On October 16, 2018, the Company filed a motion to stay proceedings in the district court on the ‘961 patent pending the PGR. None of these suits are associated with any stay of FDA approval for Xtampza. Purdue has made a demand for monetary relief but has not quantified its alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and seeks a judgment that the patents are invalid and/or not infringed by the Company; the Company is also seeking a judgment that the case is exceptional, with an award to the Company of its fees for defending the case.

The parties are in the early stages of fact discovery. Written discovery has commenced with depositions expected to commence during the first half of 2019. A claim construction hearing was held on June 1, 2017. On November 21, 2017, the Court issued its claim construction ruling, construing certain claims of the ʼ933, ʼ497, and ʼ717 patents. No trial date has been scheduled.

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

Teva Pharmaceuticals USA, Inc. (“Teva”) filed a Notice Letter of Patent Certification against twelve of the fourteen listed Orange Book Patents (the ’598 and ’729 patents were listed among the Orange Book Patents after receipt of Teva’s Notice Letter), alleging that they were invalid and/or not infringed by the proposed oxycodone products that are the subject of Teva’s Abbreviated New Drug Application (“ANDA”). On February 22, 2018—within the 45-day period that gives the Company a 30-month stay on FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—the Company sued Teva in the District of Delaware on eleven of the Orange Book Patents. Teva responded to the Company’s complaint on May 14, 2018, alleging that the Orange Book Patents are invalid and are not infringed by Teva’s proposed ANDA products and asserting counterclaims of non-infringement and invalidity of the Orange Book Patents. The Company answered Teva’s counterclaims on June 4, 2018. According to the Scheduling Order, fact discovery will close on July 30, 2019 and expert discovery will close on January 31, 2020.

Opioid Litigation

On March 19, 2018, a lawsuit was filed by multiple local governments in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers and distributors.  The action alleges a variety of claims related to opioid marketing and distribution practices, including false advertising, deceptive trade practices, public nuisance, unjust enrichment, violations of state narcotics statutes and civil conspiracy.  The suit seeks monetary penalties.  The Company and other pharmaceutical manufacturers and distributors filed motions to dismiss the case and the Plaintiffs filed oppositions to these motions to dismiss.  These motions are currently pending before the Court.

On March 21, 2018, the Company and other pharmaceutical manufacturers and distributors were named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers.  The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act relating to opioid marketing and distribution practices.  On April 14, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio.  On April 10, 2018, the conditional transfer was finalized and the lawsuit was docketed in the MDL on April 11, 2018. On May 4, 2018, the Company and other pharmaceutical manufacturers and distributors were named in two lawsuits filed in the MDL by the Fiscal Court of Bourbon County, Kentucky and the Fiscal Court of Owen County, Kentucky, relating to opioid marketing and distribution practices.  On June 11 and 12, 2018, the Company was named in four lawsuits filed in the MDL by a health system and various member hospitals.  On September 26, 2018, the Company was named in two lawsuits filed in the MDL by the Fiscal Court of Lee County, Kentucky and the Fiscal Court of Wolfe County, Kentucky. The lawsuits allege violations of the RICO Act, fraud, public nuisance, negligence, and violations of state consumer protections laws.  The lawsuits all seek, generally, penalties and/or injunctive relief.  The MDL lawsuits in which the Company has been named are not designated representative cases in the MDL and, therefore, are effectively currently stayed.

On May 29, 2018, a lawsuit was filed by Bucks County, Pennsylvania against the Company and other pharmaceutical manufacturers.  On June 12, 2018, a lawsuit was filed by Clinton County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors.  On June 6, 2018, a lawsuit was filed by Mercer County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors.  These lawsuits allege claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws.  These cases have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors.

On July 30, 2018, a lawsuit was filed by the City of Worcester, Massachusetts against the Company and other pharmaceutical manufacturers and distributors. The action alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy.  On September 26, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio.  Plaintiffs have opposed the Conditional Transfer

The Company disputes the allegations in these lawsuits and intends to vigorously defend these actions.  At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

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

In December 2017, we entered into a Commercialization Agreement with Assertio Therapeutics, Inc. (formerly known as Depomed, Inc.), or Assertio, pursuant to which Assertio agreed to grant us a sublicense of certain of its intellectual property related to Nucynta ER and Nucynta IR, or the Nucynta Products, for commercialization of such products in the United States. Nucynta ER is an extended release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around‑the‑clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate release formulation of tapentadol that is indicated for the management of moderate to severe acute pain in adults.

We closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018, and we began marketing and commercially selling the Nucynta Products in February 2018.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza to approximately 10,700 physicians who write approximately 60% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 150 sales representatives and managers.

We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018, and we began commercial promotion of the Nucynta Products in February 2018. We are detailing the Nucynta Products to the same physicians to whom we detail Xtampza, leveraging our existing sales organization. We will pay a royalty to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds, with a minimum royalty of $135.0 million per year during the first four years of the Commercialization Agreement, with 2018 prorated for the closing of the transactions on January 9, 2018, subject to certain conditions. If Assertio or its contract manufacturers are unable to deliver a certain percentage of ordered quantities of the Nucynta Products for a period of two months or longer in calendar year 2018, then Assertio may be required to make a payment (or offset the minimum royalties) to ensure that we receive a minimum level of gross profit for 2018.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $48.2 million and $57.5 million for the nine months ended September 30, 2018 and 2017 respectively.  As of September 30, 2018, we had an accumulated deficit of $346.3 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the near future as we continue to commercialize our products. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase in connection with our ongoing activities as we:

•	expand our promotional efforts for our products, including hiring additional personnel to expand our commercial organization;
•	expand our regulatory and compliance functions;
•	continue scale-up and improvement of our manufacturing processes;
•	continue our research and development efforts;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional scientific and clinical personnel to support our product development efforts;
•	implement operational, financial and management systems; and
•	hire additional selling, general and administrative personnel to operate as a commercial stage public company.

We believe that our cash and cash equivalents at September 30, 2018, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

The critical accounting policies we identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or Annual Report, relate to revenue recognition, inventory, impairment of long-lived assets, stock-based compensation and income taxes. We have also identified the accounting policy related to intangible assets as a critical accounting policy in the interim periods ended September 30, 2018.  Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, accounting for stock-based compensation, contingencies, and tax valuation reserves. We have also identified the estimate of useful lives with respect to intangible assets as a significant estimate in the interim periods ended September 30, 2018. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

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

Immediately prior to the adoption date of January 1, 2018, we recognized revenue in accordance with legacy GAAP, when there was persuasive evidence of an arrangement; when title and risk of loss had passed to the customer; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns were reasonably determinable; and when collectability was reasonably assured. The satisfaction of these criteria generally occurred upon delivery of products to customers, or the sell-in method of revenue recognition under legacy GAAP.  We began recognizing revenue on the sell-in method in the third quarter of 2017.  Prior to the third quarter of 2017, we recognized revenue when products were dispensed to end users, or the sell-through method of revenue recognition under legacy GAAP, as we did not have sufficient experience with product sales to estimate returns at the time product was sold to customers.

We concluded that, as of January 1, 2018, we would record revenue net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns upon delivery of products to customers, as we have been under legacy GAAP since the third quarter of 2017, under either the sell-in method of revenue recognition under legacy GAAP or under ASC 606 as of the adoption date. Therefore, the adoption of ASC 606 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of January 1, 2018.

RESULTS OF OPERATIONS

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Product revenues, net	$70,176	$11,950	$206,986	$17,682

Cost of product revenues	46,007	553	135,951	1,501
Research and development	1,907	2,069	6,412	6,378
Selling, general and administrative	33,448	22,758	96,309	67,667
Interest expense	(5,868)	—	(17,726)	—
Interest income	552	167	1,198	402
Net loss	$(16,502)	$(13,263)	$(48,214)	$(57,462)

Comparison of the three months ended September 30, 2018 and September 30, 2017

Product revenues, net were $70.2 million for the three months ended September 30, 2018, or the 2018 Quarter, compared to $12.0 million for the three months ended September 30, 2017, or the 2017 Quarter.  The $58.2 million increase was primarily related to the Commercialization Agreement with Assertio consummated in January 2018 to sublicense the Nucynta Products.  In the 2018 Quarter, Nucynta IR and ER product revenues, net were $34.3 million and $18.9 million, respectively. In addition, Xtampza product revenues, net were $17.0  million in the 2018 Quarter, which represents a $5.0 million increase compared to the 2017 Quarter.  The increase in Xtampza product revenues, net was primarily due to an increase in sales volume due to increasing demand.

Cost of product revenues was $46.0 million for the 2018 Quarter, compared to $553,000 for the 2017 Quarter.  The $45.4 million increase was primarily related to $32.4 million of amortization expense associated with the intangible asset related to the Commercialization Agreement for the Nucynta Products.  The remaining increase was primarily related to increased product revenues in the 2018 Quarter.

Research and development expenses were $1.9 million for the 2018 Quarter, compared to $2.1 million for the 2017 Quarter. In the 2018 Quarter, development manufacturing expenses decreased by $509,000 following the termination of the Onsolis License and Development Agreement in 2017, offset by a $268,000 increase in employee headcount, including an increase in stock-based compensation expense.

Selling, general and administrative expenses were $33.4 million for the 2018 Quarter, compared to $22.8 million for the 2017 Quarter. The $10.6 million increase was primarily related to:

•	an increase in commercialization costs, including consulting and marketing expenses, of $4.1 million primarily related to the Nucynta Products and continued support of Xtampza;
•

an increase in salaries, wages and benefits of $3.2 million, primarily due to an increase in employee headcount, including an increase in stock-based compensation expense, of $1.7 million, and incentive compensation;

•	an increase in management consulting costs of $1.2 million;
•	an increase in PDUFA related expenses of $756,000, primarily due to the acquisition of the Nucynta Products; and
•	an increase in audit, legal, and other professional fees of $631,000.

Interest expense was $5.9 million for the 2018 Quarter, compared to none in the 2017 Quarter. The increase was primarily due to an increase of $5.6 million in interest expense associated with the minimum royalty payments related to the Commercialization Agreement for Nucynta, which was entered into in the 2018 Quarter, and interest expense on our term loan of $197,000.

Interest income was $552,000 for the 2018 Quarter, compared to $167,000 in the 2017 Quarter.  The increase was primarily due to higher interest rates on money market funds.

Comparison of the nine months ended months September 30, 2018 and September 30, 2017

Product revenues, net were $207.0 million for the nine months ended September 30, 2018, or the 2018 Period, compared to $17.7 million for the nine months ended September 30, 2017, or the 2017 Period.  The $189.3 million increase was primarily related to the Commercialization Agreement with Assertio consummated in January 2018 to sublicense the Nucynta Products.  In the 2018 Period, Nucynta IR and ER product revenues, net were $95.7 million and $60.3 million, respectively. In addition, Xtampza product revenues, net were $51.0 million in the 2018 Period, which represents a $33.3 million increase compared to the 2017 Period.  The increase in Xtampza product revenues, net was primarily due to an increase in sales volume due to increasing demand.

Cost of product revenues were $136.0 million for the 2018 Period, compared to $1.5 million for the 2017 Period.  The $134.5 million increase was primarily related to $94.3 million of amortization expenses associated with the intangible asset related to the Commercialization Agreement for the Nucynta Products.  The remaining increase was primarily related to increased product revenues in the 2018 Period.

Research and development expenses were $6.4 million for the 2018 Period, compared to $6.4 million for the 2017 Period.  In the 2018 Period, salaries, wages and benefits increased $503,000, primarily due to increases in employee headcount and stock-based compensation expense, offset by a $553,000 decrease in development manufacturing expenses following the termination of the Onsolis License and Development Agreement in 2017.

Selling, general and administrative expenses were $96.3 million for the 2018 Period, compared to $67.7 million for the 2017 Period. The $28.6 million increase was primarily related to:

•

an increase in salaries, wages and benefits of $10.4 million, primarily due to increases in employee headcount, including an increase in incentive compensation and stock-based compensation expense, of $3.9 million, and incentive compensation;

•	an increase in sales and marketing costs of $9.1 million, primarily related to the Nucynta Products and continued support of Xtampza;
•	an increase in PDUFA related expenses of $2.3 million, primarily due to the acquisition of the Nucynta Products;
•	an increase in audit, legal, and other professional fees of $2.0 million;
•	an increase in regulatory costs, including consulting and subscriptions, of $2.0 million, primarily due to the acquisition of the Nucynta Products;

•	an increase in management consulting fees costs of $1.6 million; and
•	an increase in insurance expense of $1.4 million, primarily due to an increase in product liability insurance.

Interest expense was $17.7 million for the 2018 Period, compared to none in the 2017 Period. The increase was primarily due to an increase of $17.1 million in interest expense associated with the minimum royalty payments related to the Commercialization Agreement for Nucynta, which was entered into in the 2018 Period, and interest expense on our term loan of $614,000.

Interest income was $1.2 million for the 2018 Period, compared to $402,000 in the 2017 Period.  The increase was primarily due to higher interest rates on money market funds.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of September 30, 2018, we had $139.8 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents at September 30, 2018 together with expected cash inflows from the commercialization of our products, will enable the us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Equity Financing

In March 2017, we commenced an “at-the-market” offering of our common stock and entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald, as agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. As of September 30, 2018, we sold an aggregate of 3,126,998 shares of common stock under the ATM Sales Agreement at an average gross sales price of $11.36 per share generating net proceeds of $34.3 million, after deduction of underwriting discounts and commissions and expenses payable by us, all of which were sold during the year ended December 31, 2017.  We did not sell any shares pursuant to the ATM Sales Agreement during the three and nine months ended September 30, 2018.

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

In November 2018, we entered into a new Loan and Security Agreement with Silicon Valley Bank (“SVB”), that supersedes our original loan agreement and subsequent amendments with SVB.  The new Loan and Security Agreement updated the loan documentation between us and SVB and modified the minimum liquidity ratio to be at least 1.5 to 1.0, along with other non-material changes. The new Loan and Security Agreement did not modify our borrowings, interest rates, or repayment terms.

Cash Flows

	Nine months ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$127,102	$(53,722)
Net cash used in investing activities	(22,581)	(818)
Net cash used in financing activities	(83,525)	8,926

Operating activities.   Cash provided by operating activities was $127.1 million in the 2018 Period, compared to cash used by operating activities of $53.7 million in the 2017 Period. The increase in cash provided by operating activities was primarily due to (i) the non-cash impact of the Commercialization Agreement with Assertio in the 2018 Period, including $94.3 million of amortization expense from the intangible asset and non-cash interest expense associated with the minimum royalty payments of $17.1 million; and (ii) a benefit from changes in the working capital accounts. We expect cash provided by operating activities to increase for the foreseeable future as we continue to commercialize our products and fund research, development and clinical activities for additional product candidates.

Investing activities.  Cash used in investing activities was $22.6 million in the 2018 Period, compared to $818,000 used in the 2017 Period.  The increase in cash used in investing activities was primarily due to $18.9 million paid to Assertio for the Nucynta asset acquisition and $3.7 million paid for purchases of property, plant, and equipment for the corporate headquarters and dedicated production suite at its contract manufacturing organization.

Financing activities.  Cash used in financing activities was $83.5 million for the 2018 Period, compared to $8.9 million provided in the 2017 Period.  The increase in cash used by financing activities was primarily due to an increase in cash used in the repayment of minimum royalty payments associated with the Commercialization Agreement for the Nucynta Products of $98.3 million, offset by an increase in proceeds received from our term loan, which was amended in the 2018 Period, of $10.0 million, and an increase in proceeds received from the exercise of stock options of $3.7 million.  The remaining change is primarily due to higher payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at September 30, 2018 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Certain economic or strategic considerations may cause us to seek additional cash through private or public debt or equity offerings. Such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing shareholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast that our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the generation of reasonable levels of revenue from the sale of our products;
•	the cost of growing and maintaining sales, marketing and distribution capabilities for our products;
•

the outcome, timing and cost of regulatory approvals by the FDA, including the potential for the FDA to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•

the timing and costs associated with manufacturing (1) our products, for commercial sale and clinical trials, and (2) our product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;

•

the cost of patent infringement litigation, including our litigation with each of Purdue and Teva, relating to Xtampza, the Nucynta Products or our product candidates, which may be expensive to defend;

•	the cost of litigation related to opioid marketing and distribution practices;
•	the cost of implementing additional infrastructure and internal systems and hiring additional;
•	our need to expand our regulatory and compliance functions; and
•	the effect of competing technological and market developments.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

ADDITIONAL INFORMATION

To supplement our financial results presented on a U.S. generally accepted accounting principles, or GAAP, basis, we have included information about non-GAAP adjusted loss. We internally use non-GAAP adjusted loss to understand, manage and evaluate the Company as we believe it represents the performance of our core business. Because this non-GAAP measure is an important internal measure for the Company, we believe that the presentation of the non-GAAP financial measure provides analysts, investors and lenders insight into management’s view and assessment of the Company’s ongoing operating performance. In addition, we believe that the presentation of this non-GAAP financial measure, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing the Company’s performance and results from period to period. We report this non-GAAP measure in order to portray the results of our major operations – developing and commercializing innovative, differentiated products for people suffering from pain – prior to considering certain income statement elements.  This non-GAAP financial measure should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted loss is not based on any standardized methodology prescribed by GAAP and represents GAAP net loss adjusted to exclude stock-based compensation expense, amortization expense for the Nucynta intangible asset, non-cash interest expense recognized on the Nucynta minimum royalty payments, and minimum royalty payments due and payable to Assertio in connection with the Commercialization Agreement. Any non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, a non-GAAP measure used by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
GAAP net loss	$(16,502)	$(13,263)	$(48,214)	$(57,462)
Non-GAAP adjustments:
Stock-based compensation expense	3,926	2,100	10,180	5,867
Nucynta related amortization expense (1)	32,407	-	94,340	-
Nucynta non-cash interest expense (2)	5,641	-	17,112	-
Nucynta minimum royalty payment due (3)	(33,750)	-	(98,250)	-
Total non-GAAP adjustments	$8,224	$2,100	$23,382	$5,867
Non-GAAP adjusted loss	$(8,278)	$(11,163)	$(24,832)	$(51,595)

	Third Quarter	Second Quarter	First Quarter
	2018	2018	2018
GAAP net loss	$(16,502)	$(13,060)	$(18,652)
Non-GAAP adjustments:
Stock-based compensation expense	3,926	3,526	2,728
Nucynta related amortization expense (1)	32,407	32,407	29,526
Nucynta non-cash interest expense (2)	5,641	5,943	5,528
Nucynta minimum royalty payment due (3)	(33,750)	(33,750)	(30,750)
Total non-GAAP adjustments	$8,224	$8,126	$7,032
Non-GAAP adjusted loss	$(8,278)	$(4,934)	$(11,620)

(1) Represents amortization expense of the Nucynta intangible asset.
(2) Represents non-cash interest expense recognized related to the Nucynta minimum royalty payments.
(3) Represents minimum royalty payment due and payable to Assertio in connection with the Commercialization Agreement.

CONTRACTUAL OBLIGATIONS

In August 2018, we took possession of our new corporate headquarters, , which we lease approximately 50,678 of rentable square feet of space, in Stoughton, Massachusetts (the “Lease”) with Campanelli-Trigate 100TCD Stoughton, LLC (the “Landlord”),.  After the initial four-month free rent period following possession of the space, the Lease will continue for a term of 10 years. We have the right to extend the term of the Lease for two additional five- year terms, provided that written notice is provided to the Landlord no later than 12 months prior to the expiration of the initial term of the Lease.  The annual base rent is $1,214, or $23.95 per rentable square foot, and will increase annually by 2.5% to 3.1% over the subsequent Lease years.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Financial Position and Capital Needs

Although we currently generate revenue from the sale of products, we may never become profitable. Our ability to generate sufficient revenue to become profitable is dependent upon our ability to develop, license or acquire, and commercialize our products and product candidates on a timely basis, and to address all regulatory requirements applicable to the development and commercialization of our products and product candidates. Our failure to do so successfully could impair our growth strategy and plans and could have a material adverse effect on our business, financial position, and operating results

We began the commercial sale of our first product, Xtampza, in June 2016 and assumed responsibility for the sales and marketing of the Nucynta Products in January 2018. Our ability to generate sufficient revenue to become profitable depends upon our ability to successfully commercialize our products and any other products and product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from our current or future products and product candidates depends on a number of factors, including our ability to:

•	successfully commercialize our products;
•

successfully satisfy FDA post-marketing requirements for our products, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies and clinical trials of our products;

•	set a commercially viable price for our products;
•	manufacture commercial quantities of our products at acceptable cost levels;
•	grow and sustain a commercial organization capable of sales, marketing and distribution for the products we sell in the markets in which we have retained or acquired commercialization rights;
•	obtain coverage and adequate reimbursement from third parties, including government payors;
•	complete and submit regulatory submissions to the FDA; and
•	comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers.

In addition, because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability.

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

Our operations have consumed substantial amounts of cash. We believe that our cash and cash equivalents at September 30, 2018  together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, certain economic or strategic factors may require us to seek additional cash through private or public debt or equity offerings.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we also could be required to:

•	significantly delay, scale back or discontinue the development and/or the commercialization of our products or our product candidates or one or more of our other research and development initiatives;
•

seek collaborators for our products and/or one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the generation of sufficient levels of revenue from the sale of our products;
•	the cost of growing and maintaining sales, marketing and distribution capabilities for our products and any other products we may acquire or develop;
•

the outcome, timing and cost of regulatory approvals by the FDA, including the potential for the FDA to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•

the timing and costs associated with manufacturing (1) our products, for commercial sale and clinical trials, and (2) our product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;

•

the cost of patent infringement litigation, including our litigation with each of Purdue and Teva, relating to Xtampza, the Nucynta Products or our product candidates, which may be expensive to defend;

•	the cost of litigation related to opioid marketing and distribution practices;

•	the cost of implementing additional infrastructure and internal systems and hiring additional employees;
•	our need to expand our regulatory and compliance functions; and
•	the effect of competing technological and market developments.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our products, our technologies or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing shareholders’ ownership. The incurrence of additional indebtedness could result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in additional liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our products or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our commercialization or product development efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our predecessor was originally incorporated in Delaware in April 2002 under the name Collegium Pharmaceuticals, Inc. In October 2003, our predecessor changed its name to Collegium Pharmaceutical, Inc. In July 2014, we reincorporated in the Commonwealth of Virginia pursuant to a merger whereby Collegium Pharmaceutical, Inc., a Delaware corporation, merged with and into Collegium Pharmaceutical, Inc., a Virginia corporation, with the Virginia corporation surviving the merger. From 2002 until 2010, our operations focused primarily on marketing proprietary therapies to the wound care and dermatology industry through our former subsidiary, Onset Therapeutics, LLC, which was spun off and became a part of PreCision Dermatology, Inc. in 2010. Since 2010, our operations have focused primarily on developing the DETERx technology platform and identifying and developing product candidates that utilize the DETERx technology, including our first product, Xtampza. We are currently in the early years of operating as a commercial stage company, and although we have expanded our product portfolio, we have a limited track record of successful commercialization of these products. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

The Commercialization Agreement with Assertio, pursuant to which we assumed responsibility for the sales and marketing of the Nucynta Products, requires us to pay significant royalties, some of which are payable whether or not our commercialization efforts are successful. Such licensing fees may adversely affect our cash flow and our ability to operate our business and our prospects for future growth.

In December 2017, we entered into the Commercialization Agreement, pursuant to which we assumed responsibility for the sales and marketing of the Nucynta Products. We closed the transactions contemplated by the Commercialization Agreement, as amended, on January 9, 2018, and we began marketing the Nucynta Products in February 2018. During the term of the Commercialization Agreement and through December 31, 2021, we are required to pay to Assertio a minimum annual royalty of $135.0 million paid quarterly in arrears, plus double-digit royalties on net sales of Nucynta Products in excess of $233.0 million per year. Beginning January 1, 2022 and for each year of the Commercialization Agreement term thereafter, we are required to pay double-digit royalties on all net sales of Nucynta Products. If our commercialization of the Nucynta Products is unsuccessful, there can be no assurance that we will have sufficient cash flow to pay such licensing fees.

Our obligation to Assertio to pay such licensing fees could:

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

The federal R&D credit generally has a twenty-year carryover term, and our state R&D credit is generally available for a fifteen-year carryover.

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

Our business exposes us to significant potential risk from litigation matters, including government investigations and lawsuits alleging violations of various federal and state laws in connection with the marketing and sale of opioids. For example, we, along with other manufacturers of prescription opioid medications, are the subject of lawsuits brought by counties and localities in Arkansas, Massachusetts, Pennsylvania and Kentucky, in addition to a health system and various member hospitals, regarding the sales and marketing of opioid medications. In addition to direct expenditures for defense, settlement and damages, there is a possibility of adverse publicity, loss of revenues and disruption of business as a result of such litigation matters. The resolution of these lawsuits may require lengthy and costly negotiations, and we may incur substantial defense costs in addition to any settlement or other liabilities or restrictions that we may accept in order to resolve such matters.  Further, we may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses incurred in connection with certain litigation matters. The cost, effort and management attention required to resolve these lawsuits may adversely affect our financial condition and ability to conduct our business.

Risks Related to our Products and Product Candidates

Our success depends in large part on the commercial success of our products.

To date, we have invested substantial resources in the development of Xtampza, which has been approved by the FDA. In February 2018, we began marketing the Nucynta Products Our business and future success are substantially dependent on our ability to successfully and timely commercialize these products.  We may never be able to commercialize our products or any product candidates that are approved by the FDA, successfully.

Our ability to successfully commercialize Xtampza will depend on many factors, including but not limited to:

•

our ability to successfully satisfy FDA post-marketing requirements, including studies and clinical trials that have been required for other extended release/long acting opioid analgesics and individual studies of Xtampza and its components;

•	our ability to manufacture commercial quantities of Xtampza at reasonable cost and with sufficient speed to meet commercial demand;
•	our ability to continue to build and retain a sales and marketing organization to market Xtampza;
•	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza;
•	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
•	our ability to successfully defend any challenges to our intellectual property or suits asserting patent infringement relating to Xtampza;
•	the availability of coverage and adequate reimbursement for Xtampza;
•	a continued acceptable safety profile of Xtampza; and
•	our ability to comply with applicable legal and regulatory requirements.

Our ability to successfully commercialize the Nucynta Products will depend on many factors including, but not limited to, our ability to:

•	develop and execute our sales and marketing strategies for the Nucynta Products;

•	achieve, maintain and grow demand for the Nucynta Products;

•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

•

maintain and manage the necessary sales, marketing, supply chain, managed markets and other capabilities and infrastructure that are required to successfully integrate and commercialize the Nucynta Products;

•	successfully defend any challenges to intellectual property or suits asserting patent infringement relating to the Nucynta Products;
•	obtain adequate supply of Nucynta ER and Nucynta IR; and

•	comply with applicable legal and regulatory requirements.

The success of our efforts to commercialize the Nucynta Products may also depend on additional factors, including the outcome of a pending appellate decision in litigation between Assertio and ANDA filers who are seeking to market a generic version of the Nucynta Products in the U.S.

Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to successfully commercialize or generate sufficient revenue from our products. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of Xtampza and our ability to successfully market Xtampza may be adversely affected.

The FDA can change the product labeling for Xtampza at any time. If the product label for Xtampza is modified in the future so as to exclude the flexible dose administration options, or the FDA requires us to have a boxed warning similar to competitor product labeling stating that “crushing, dissolving or chewing can cause rapid release and absorption of a potentially fatal dose of the active drug,” it will limit our ability to differentiate Xtampza from other abuse-deterrent opioid formulations on the basis of flexible dosing options, and we may not be able to market Xtampza for use by patients with chronic pain with dysphagia. As a result, this may have an adverse effect on our business and our prospects for future growth.

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

Our decision to seek approval of our product candidates under Section 505(b)(2) increases the risk that a patent infringement suit may be filed against us, which would delay the FDA’s final regulatory approval of such product candidates and subject us to expensive and time-consuming litigation.

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

The regulatory approval processes of the FDA are lengthy, time-consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval varies among jurisdictions and may change during the course of a product candidate’s clinical development. Although the FDA has approved Xtampza and the Nucynta Products, it is possible that none of our product candidates or any future product candidates that we may in-license, acquire or develop will ever obtain final regulatory approval from the FDA. Moreover, even after any product candidate receives final regulatory approval, the FDA may impose, as it has for Xtampza and the Nucynta Products, costly post-marketing requirements. Successful and timely satisfaction of these post-marketing requirements will be necessary for us to maintain regulatory approval.

Our product candidates, including product candidates that we may in-license or acquire in the future, could fail to receive regulatory approval from the FDA, or we may be required to conduct more extensive studies and clinical trials in order to receive such approval, for many reasons, including, but not limited to:

•	the FDA may disagree with or disapprove of the design or implementation of our clinical trials;
•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	failure to demonstrate that a product candidate is bioequivalent to its listed drug;
•	failure of clinical trials to meet criteria required for approval;
•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•	deficiencies in the manufacturing processes or failure of third-party manufacturing facilities with whom we contract for clinical and commercial supplies to pass inspection;
•	the FDA may not approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies; or
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

In addition, even if we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing requirements, or may approve a product label that does not include the labeling claims necessary or desirable for the successful commercialization of that product. Any of the foregoing scenarios could have a material adverse effect on our business.

The FDA may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or cause us to abandon the development program. Even if we obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, such approval may be contingent on the performance of costly post-marketing requirements, or we may not be allowed to include the labeling claims necessary or desirable for the successful commercialization of such product candidate.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with Assertio or other licensors, we could lose license rights that are important to our business.

We are, or may become, a party to certain intellectual property license agreements, including the Commercialization Agreement, that are important to our business and may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone, royalty and other obligations on us. If we fail to comply with the obligations under the Commercialization Agreement or other such agreements, Assertio or another such licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

In addition, Assertio may terminate the Commercialization Agreement under certain circumstances, regardless of whether we are compliant with the terms of such agreement. If annual net sales of the Nucynta Products are less than $180,000,000 through January 1, 2022, or if they are less than $140,000,000 per year in any 12-month period commencing on January 1, 2022, then Assertio will have the right to terminate the Commercialization Agreement without penalty. Assertio may also terminate the Commercialization Agreement for convenience at any time prior to December 31, 2018, provided it will be required to pay a termination fee to us.

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

In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations in the United States may be enacted that could further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, in the United States. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our products and/or product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

Failure to comply with ongoing governmental regulations for marketing any product, including Xtampza and the Nucynta Products, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.

Advertising and promotion of any product that has obtained approval in the United States, including Xtampza and the Nucynta Products, is heavily scrutinized by, among others, the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of

Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies.

In the United States, engaging in off-label promotion of our products or any other products, can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increased focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs.

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

In addition, later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing the full commercial potential of our products and our product candidates:

•	failure to obtain or maintain requisite governmental approvals;
•	failure to obtain approvals of product labeling with abuse-deterrent claims; or
•	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our product candidates.

Our products and our product candidates contain controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies.

Our products and our product candidates contain, and our future product candidates will likely contain, controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol, are both classified as controlled substances under the Controlled Substances Act of 1970, or CSA, and regulations of the U.S. Drug Enforcement Administration, or DEA. A number of states also independently regulate these drugs, including oxycodone and tapentadol, as controlled substances.

Controlled substances are classified by the DEA as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Oxycodone and tapentadol are both listed by the DEA as Schedule II controlled substances under the CSA. For our products and product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. The DEA continues to increase its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. In April 2018, the DEA proposed new guidelines aimed at strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota managements regulatory system for the production, manufacturing and procurement of controlled substances. Following a public comment period, the DEA published the final guidelines, which were substantially similar to the proposed guidelines, in July 2018. For 2019, the DEA has proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas.  We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand. If commercial demand for Xtampza, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active ingredient (in the case of Xtampza, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

In addition, controlled substances are also subject to regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, recordkeeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of our products and product candidates that include controlled substances. The DEA and some states conduct periodic inspections of registered establishments that handle controlled substances.

Failure to obtain and maintain required registrations or to comply with any applicable regulations could delay or preclude us from developing and commercializing our products and product candidates that contain controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of our products containing controlled substances.

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

Conducting clinical trials of our products and product candidates and any commercial sales of our products and/or product candidates may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.

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

Our inability to maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products and our product candidates. Any agreements we may enter into in the future with collaborators in connection with the development or commercialization of our products and our product candidates may entitle us to indemnification against product liability losses, but such indemnification may not be available or adequate should any claim arise. In addition, many of our agreements require us to indemnify third parties and these indemnifications obligations may exceed the coverage under our product liability insurance policy.

Our products and our product candidates may be associated with undesirable adverse reactions or have other properties that could result in significant negative consequences.

Undesirable adverse reactions associated with our products and our product candidates could cause us, our IRBs, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive product label or the delay, denial or withdrawal of regulatory approval by the FDA. For example, even though Xtampza was generally well tolerated by patients in our clinical trials, in some cases there were adverse reactions, one of which was a serious adverse event, moderate in severity, of gastroesophageal reflux.

If we or others identify undesirable adverse events associated with our products or any product candidate for which we receive final regulatory approval, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of our products or any of our product candidates, if approved.

Risks Related to Intellectual Property

Unfavorable outcomes in intellectual property litigation could result in costly litigation and potentially limit our ability to commercialize our products.

Our commercial success depends upon our ability to develop product candidates and commercialize products without infringing the intellectual property rights of others. Our current or future product candidates or products, or any uses of them, may now or in the future infringe third-party patents or other intellectual property rights. This is due in part to the considerable uncertainty within the pharmaceutical industry about the validity, scope and enforceability of many issued patents in the United States and, to date, there is no consistency regarding the breadth of claims allowed in pharmaceutical patents. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products. In part as a result of this uncertainty, there has been, and we expect that there will continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights.

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. We are aware of third-party patents and patent applications related to oxycodone, oxymorphone, and hydrocodone drugs and formulations, including those listed in the FDA’s Orange Book for oxycodone products. Because of the delay between filing and publication of patent applications, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. Because of the uncertainty inherent in intellectual property litigation, we could lose, even if the case against us was weak or flawed.

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

Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions or other post-grant review proceedings to patents in the United States, or litigation against our collaborators may be costly and time consuming and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. We expect that litigation may be necessary in some instances to determine the validity and scope of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products Ultimately, the outcome of such litigation, including our pending litigation with Purdue, could compromise the validity and scope of our patents or other proprietary rights or hinder our ability to manufacture and market our products.

If we are unable to obtain or maintain intellectual property rights for our technology, products and product candidates, we may lose valuable assets or experience reduced market share.

We depend on our ability to protect our proprietary technology. We rely on patent and trademark laws, unpatented trade secrets and know-how, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability to obtain and maintain patent protection in the United States with respect to our proprietary technology, products and product candidates.

The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights in the United States. The rights already granted under any of our currently issued patents and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking.

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

The scope of patent protection in the United States is highly uncertain, and changes in U.S. patent law have increased that uncertainty and could diminish the value of patents in general, thereby impairing our ability to protect our product candidates and any future products.

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. Changes in either the patent laws or interpretation of the patent laws in the United States may diminish the value of our patents or narrow the scope of our patent protection.

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States typically are not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights, in the United States, are highly uncertain.

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

Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or license from third parties may be challenged in the courts or patent offices in the United States. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and, may in some cases not be possible. In some cases, it may be difficult or impossible to detect third party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

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

In addition to seeking patents for some of our technology, products and product candidates, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor, or those to whom they communicate with, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed or independently developed, our competitive position would be harmed.

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

The USPTO requires compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents are required to be paid to the USPTO in several stages over the lifetime of the patents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

Risks Related to the Commercialization of Our Products and Product Candidates

If we are unable to successfully develop and utilize our own sales and marketing capabilities or enter into strategic alliances with marketing collaborators, we may not be successful in commercializing our products and, if approved, our product candidates and may be unable to generate sufficient product revenue.

Our commercial organization continues to grow and evolve, and in light of its short history and limited track record, we cannot guarantee that we will be successful in marketing our products or any of our product candidates that may be approved for marketing. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our products and product candidates in the United States include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to reach adequate numbers of physicians who may prescribe our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

If we are not successful in recruiting and retaining sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate strategic alliances with marketing collaborators, agreements with contract sales organizations or collaboration arrangements, we will have difficulty commercializing our products or our product candidates. To the extent we commercialize our products or our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties.

If physicians, patients, healthcare payors and the medical community do not accept and use our products or our product candidates, if approved, we will not achieve sufficient product revenues and our business will suffer.

Physicians, patients, healthcare payors and the medical community may not accept and use our products or any of our product candidates (if regulatory approval is obtained), for which we receive final regulatory approval. Acceptance and use of our products and any product candidates for which we receive final regulatory approval will depend on a number of factors including:

•	the timing of market introduction of our products and product candidates as well as the availability of competitive products;

•	approved indications, warnings and precautions language that may be less desirable than anticipated;
•	perceptions by members of the healthcare community, including physicians, about the safety and efficacy of our products and our product candidates;
•	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology in reducing potential risks of unintended use;
•	the pricing and cost-effectiveness of our products and our product candidates relative to competing products;
•	the potential and perceived advantages of our products and our product candidates over alternative treatments;
•	the convenience and ease of administration to patients of our products and our product candidates;
•	actual and perceived availability of coverage and reimbursement for our products and our product candidates from government or other third-party payors;
•	any negative publicity related to our or our competitors’ products that include the same active ingredient as our products and our product candidates;
•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;
•	our ability to implement a REMS; and
•	effectiveness of marketing and distribution efforts by us and any licensees and distributors.

If our products or our product candidates for which we receive final regulatory approval, fail to achieve an adequate level of acceptance by physicians, healthcare payors, patients or the medical community, we will not be able to generate sufficient revenue to become or remain profitable. Since we expect to rely on sales generated by Xtampza and the Nucynta Products for substantially all of our revenues for the foreseeable future, the failure of Xtampza or the Nucynta Products to find market acceptance would harm our business prospects.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our products and our product candidates and may reduce the prices we are able to obtain for our products.

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system generally, and the manufacturing, distribution, and marketing of opioids in particular, that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell our products or any product candidates for which we obtain marketing approval.

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

On February 27, 2018, a bipartisan group of senators introduced Senate Bill 2456 (S.2456). S.2456 is characterized as “CARA 2.0,” in reference to the Comprehensive Addiction and Recovery Act of 2016. CARA 2.0 would limit initial prescriptions for opioids to 3 days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care. CARA 2.0 would also increase civil and criminal penalties for opioid manufacturers that fail to report suspicious orders for opioids or fail to maintain effective controls against diversion of opioids. The bill would increase civil fines from $10,000 to $100,000, and if a manufacturer fails to maintain effective controls or report suspicious orders with knowledge or willful disregard, the bill would double criminal penalties from $250,000 to $500,000. If this bill were signed into law, it could adversely affect our ability to successfully commercialize our products and our product candidates if approved. In addition, in 2017 several states, including Indiana, Louisiana, and Utah, enacted laws that further limit or restrict opioid prescriptions.

In October 2018, President Trump signed the Substance Use Disorder Prevention That Promotes Opioid Recovery and Treatment for Patients and Communities (SUPPORT) Act. Among other things, this legislation provides funding for research and development of non-addictive painkillers that could potentially compete with our products. It also clarifies FDA’s authority to require that certain opioids be dispensed in packaging that limits their abuse potential, makes changes to Medicare and Medicaid in an effort to limit over-prescription of opioid painkillers, and increases penalties against manufacturers and distributors related to the over-prescription of opioids, including the failure to report suspicious orders and keep accurate records. The ultimate effect of this legislation is currently not known, but could potentially have a material adverse effect on our business.

In addition, state pharmacy laws may permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents, or may permit pharmacists and pharmacy benefit managers to seek prescriber authorization to substitute generics in place of our products or our product candidates (that receive regulatory approval), which could significantly diminish demand for them and significantly impact our ability to successfully commercialize our products and generate revenues.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products can vary widely. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Pricing limitations may hinder our ability to recoup our investment in our products and our product candidates even if our product candidates obtain marketing approval.

Our ability to commercialize any product successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with discounts and rebates from list prices and are challenging the prices charged for medical products. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates. Additionally, a greater number of third-party payors may seek discounts and rebates in order to offer or maintain access for our products and our product candidates, if approved. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for our products or any product candidates approved could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory efforts to combat abuse, could decrease the potential market for our products and our product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies and guidelines that seek to limit the availability or use of opioids. Such efforts may inhibit our ability to commercialize our products and our product candidates.

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of drug abusers to discover previously unknown ways to abuse opioid drugs, including Xtampza and the Nucynta Products; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our products and our product candidates and decrease the revenues we are able to generate from their sale.

Similarly, to the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for abuse-deterrent formulations of opioid.

Many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose and death. In March 2017, President Trump announced the creation of a commission, through ONDCP, to make recommendations to the president on how to best combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. On October 26, 2017, President Trump declared the opioid crisis a “national public health emergency.” The commission’s final report was released in early November 2017. Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product and product candidates. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Science Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Science Board met to address these issues on March 1, 2016. In November 2017, FDA issued a final guidance addressing approval standards for generic abuse-deterrent opioid formulations, which included recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart. The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. As part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings. The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time.  The SUPPORT Act, described above, also addresses opioid-related abuse by, among other things, seeking to increase access to and reimbursement for addiction treatment, advancing new initiatives to promote education and awareness of appropriate pain treatment among health care providers and improving coordination among federal agencies in relation to border checks.

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

Recently, CVS Pharmacy announced it would only fill first-time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of the FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate release forms of opiates and mandate the use by prescribers of prescription drug databases and mandate prescriber education. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. We are currently subject to such lawsuits and investigations, as discussed under the heading “Legal Proceedings” in this Quarterly Report on Form 10-Q. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. Many of these changes and others could cause us to expend additional resources in developing and commercializing our products and our product candidates to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our product candidates and cause our product candidates to be less commercially successful.

If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products or any of our product candidates, it could reduce our sales.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products and product candidates. In November 2017, FDA issued a final guidance to assist industry in the development of generic versions of approved opioids with abuse-deterrent formulations, including recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart.  In July 2018, the FDA posted three revised product-specific guidances related to generic abuse-deterrent opioid formulations, which recommend specific in vivo studies and in vitro study considerations for abuse deterrence evaluations. These guidances are part of FDA’s wider focus on assisting developers of generic abuse-deterrent formulations navigate the regulatory path to market more quickly. Earlier market entry of generic abuse-deterrent formulations could have a material adverse effect on our business.

Guidelines and recommendations published by various organizations can reduce the use of our products and product candidates, if approved.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products and our product candidates. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our products.

Risks Related to Our Dependence on Third Parties

If the third-party manufacturer of Xtampza fails to devote sufficient time and resources to Xtampza, or its performance is substandard, and/or we encounter challenges in completing our dedicated facility at our third-party manufacturer’s site, our costs may be higher than expected and could have a material adverse effect on our business. Our commercialization partner also relies on a sole supplier to manufacture Nucynta ER, which presents a similar risk.

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

Our reliance on third parties reduces our control over our development and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require that Xtampza and our product candidates that we may eventually commercialize be manufactured according to cGMP. Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to a shortage of commercial product or a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

Our commercialization partner for the Nucynta Products, Assertio, currently relies on a single supplier to manufacture each of the Nucynta Products. Any stock out, or failure to obtain sufficient supplies of each of the Nucynta Products, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture each of the Nucynta Products, could adversely affect our ability to commercialize the Nucynta Products, which could in turn adversely affect our results of operations and financial condition. Assertio experienced delays in the manufacture, packaging and delivery of certain dosage strengths of Nucynta ER in the third and fourth quarters of 2017 and the first quarter of 2018 following Hurricanes Irma and Maria in Puerto Rico. We and our commercialization partner may continue to experience further outages in the future.

Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredient of our products, any production problems with our supplier could have a material adverse effect on us.

We presently depend upon a single supplier for the active ingredient for Xtampza (oxycodone base) and the Nucynta Products (tapentadol) and we contract, either directly or indirectly, through Assertio with this supplier, as necessary, for commercial supply of our products. Although we have identified an alternate source for oxycodone base for Xtampza, it would be time-consuming and costly to qualify this source. Since we and, in the case of tapentadol, Assertio, currently obtain active ingredients from this manufacturer on a purchase-order basis, either we, Assertio, and/or our supplier may terminate the arrangements, without cause, at any time without notice. If our supplier were to terminate an arrangement for an active ingredient, or fail to meet our supply needs, we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

Our products and product candidates for which we obtain marketing approval could be, subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control.

Our products are and any product candidate for which we obtain marketing approval could be subject to a comprehensive regulatory scheme, including post-marketing requirements (“PMRs”)to conduct epidemiological studies and clinical trials. We intend to fulfill our PMRs by virtue of our participation in the Opioid PMR Consortium (“OPC”). Although we retain discretion in how to discharge such PMRs, the scale and scope of the studies required by the FDA make it cost prohibitive to discharge these requirements other than by joining the OPC that was formed to conduct them.  We are a member of OPC and engage in decision-making as a member of that organization, but do not have a majority. If the OPC fails to conduct sufficiently rigorous studies or is unable to achieve the patient enrollment or other requirements established by the FDA, we may be unable to satisfy our PMRs and the FDA may choose to withdraw or otherwise restrict its approval of our products and any product candidate for which we obtain marketing approval and which may become subject to such post-marketing requirements. Such withdrawal or restriction would have an adverse impact on our business and financial condition.

In the future, we may depend on collaborations with third parties for the development and commercialization of our products and our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop or commercialize our products and our product candidates. These collaborations, including the Commercialization Agreement for Nucynta ER and Nucynta IR, pose the following risks to us:

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

We may utilize strategic collaborators or contract sales forces, where appropriate, to assist in the commercialization of our products and our product candidates, if approved by the FDA. We currently possess limited resources and may not be successful in establishing collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co-promoters. If we enter into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators, if any, may fail to develop or effectively commercialize our products and product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure of our third-party collaborators to successfully market and commercialize our products and product candidates would diminish our revenues.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 35%, 31% and 28% of our product shipments for nine months ended September 30, 2018. The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, could have a material adverse effect on our business, results of operations, financial condition and prospects.  The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

We face and will continue to face competition from other companies in the pharmaceutical and medical device industries. Our products and our product candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, BioDelivery Sciences, Egalet, Endo, Mallinckrodt, Pernix, Pfizer, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies, which could have a material adverse effect on our operating results, dilute our shareholders’ ownership, increase our debt or cause us to incur significant expense.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of our products and any product candidates for which we may obtain marketing approval. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products and any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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

•

federal laws requiring drug manufacturers to report annually information related to certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the

Sunshine Act, as well as other state laws regulating marketing activities and requiring manufacturers to report marketing expenditures, payments and other transfers of value to physicians and other healthcare providers;

•

federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, potential liability for the failure to report such prices in an accurate and timely manner, and potentially limit our ability to offer certain marketplace discounts; and

•

state equivalents of each of the above laws, including state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors, these factors include:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products and product candidates or our competitors’ products or product candidates;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	the outcome of any patent infringement or other litigation that may be brought by or against us, including the ongoing Purdue and Teva litigation matters;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our products and product candidates or those of our competitors;
•	regulatory or legal developments in the United States;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our products and product candidates or clinical development programs;

•	actual or anticipated variations in our quarterly operating results;
•	the number and characteristics of our efforts to in-license or acquire additional product candidates or products;
•	introduction of new products or services by us or our competitors;
•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other shareholders;
•	changes in accounting practices;
•	significant lawsuits, including patent or shareholder litigation;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts; and
•	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2018, holders of an aggregate of approximately 1.5 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates.

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

In addition, a  person associated with Skyline Venture Partners V, L.P. currently serves on our board of directors. The interests of Skyline Venture Partners V, L.P. may not always coincide with the interests of the other shareholders, and the concentration of control in Skyline Venture Partners V, L.P. limits other shareholders’ ability to influence corporate matters. We may also take actions that our other shareholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause a decline in our stock price.

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

In addition, as of September 30, 2018, there were outstanding options to purchase an aggregate of 3,693,400 shares of our common stock at a weighted average exercise price of $16.25 per share, of which options to purchase 1,492,524 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended September 30, 2018:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2018 through July 31, 2018	1,275	$ 20.15	-	-
August 1, 2018 through August 31, 2018	4,901	$ 18.03	-	-
September 1, 2018 through September 30, 2018	-	-	-	-
Total	6,176	$ 18.47	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

10.1+	Employment Agreement dated July 10, 2018, by and between Collegium Pharmaceutical, Inc. and Scott Dreyer (1).
10.2	Second Amendment, dated August 29, 2018, to Commercialization Agreement by and among Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc. and Collegium NF, LLC (filed herewith).
10.3	Second Amendment, dated October 19, 2018, to Lease by and between Park at 95, LLC and Collegium Pharmaceutical, Inc. (filed herewith).
10.4	Amended and Restated Loan and Security Agreement, dated November 1, 2018, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc. (filed herewith)
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

(1)	Previously filed as an exhibit to the registrant’s Quarter Report on Form 10-Q filed with the Commission on August 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 8, 2018	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	November 8, 2018	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)