Form 10-Q
period 2019-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2019-05-08
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37372

Collegium Pharmaceutical, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	03-0416362 (I.R.S. Employer Identification Number)

100 Technology Center Drive Stoughton, MA (Address of principal executive offices)	02072 (Zip Code)

(781) 713-3699

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	COLL	The NASDAQ Global Select Market

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

Large accelerated filer☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of April 30, 2019, there were 33,386,672 shares of Common Stock, $0.001 par value per share, outstanding.

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

•	our ability to obtain and maintain regulatory approval of our products and any product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
•	the size of the markets for our products and any product candidates, and our ability to service those markets;
•	the success of competing products that are or become available;
•	our ability to obtain and maintain reimbursement and third-party payor contracts for our products;
•	the costs of commercialization activities, including marketing, sales and distribution;
•	the rate and degree of market acceptance of our products;
•	changing market conditions for our products;
•	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P. and Teva Pharmaceuticals USA, Inc.;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and to manufacture adequate quantities of commercially salable inventory;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain funding for our operations and business development;
•	regulatory developments in the United States;
•	our expectations regarding our ability to obtain and maintain sufficient intellectual property protection for our products and any product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”), compliance;
•	the loss of key commercial, scientific or management personnel;
•	our customer concentration, which may adversely affect our financial condition and results of operations;
•	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
•	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$134,910	$146,633
Accounts receivable	85,139	77,946
Inventory	8,741	7,817
Prepaid expenses and other current assets	5,053	5,116
Total current assets	233,843	237,512
Property and equipment, net	9,962	9,274
Operating lease assets	9,766	—
Intangible assets, net	40,567	44,255
Other noncurrent assets	224	204
Total assets	$294,362	$291,245
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$13,733	$12,150
Accrued expenses	19,837	30,551
Accrued rebates, returns and discounts	152,328	144,783
Current portion of term loan payable	2,464	1,642
Current portion of operating lease liabilities	523	—
Total current liabilities	188,885	189,126
Term loan payable, net of current portion	9,036	9,858
Operating lease liabilities, net of current portion	10,091	—
Other noncurrent liabilities	—	676
Total liabilities	208,012	199,660
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at March 31, 2019 and December 31, 2018; issued and outstanding shares - none at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at March 31, 2019 and December 31, 2018; issued and outstanding shares - 33,385,128 at March 31, 2019 and 33,265,629 at December 31, 2018	33	33
Additional paid-in capital	433,194	428,729
Accumulated deficit	(346,877)	(337,177)
Total shareholders’ equity	86,350	91,585
Total liabilities and shareholders’ equity	$294,362	$291,245

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Product revenues, net	$74,516	$63,749
Costs and expenses
Cost of product revenues	49,164	43,106
Research and development	2,992	2,268
Selling, general and administrative	32,352	31,582
Total costs and expenses	84,508	76,956
Loss from operations	(9,992)	(13,207)

Interest expense	(234)	(5,700)
Interest income	526	255
Net loss	$(9,700)	$(18,652)

Loss per share - basic and diluted	$(0.29)	$(0.57)
Weighted-average shares - basic and diluted	33,331,917	32,903,674

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2019	2018
Operating activities
Net loss	$(9,700)	$(18,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense for Nucynta asset acquisition	3,688	29,526
Depreciation and amortization, excluding Nucynta asset acquisition	184	482
Stock-based compensation expense	4,263	2,728
Non-cash lease expense	114	—
Non-cash interest expense	—	5,528
Changes in operating assets and liabilities:
Accounts receivable	(7,193)	(56,067)
Inventories	(924)	134
Prepaid expenses and other assets	76	(523)
Accounts payable	1,583	3,652
Accrued expenses	(8,263)	8,900
Accrued rebates, returns and discounts	7,545	53,955
Operating lease asset and liabilities	734	—
Other long-term liabilities	(676)	—
Net cash (used in) provided by operating activities	(8,569)	29,663
Investing activities
Upfront cash paid for Nucynta asset acquisition	—	(18,761)
Purchases of property and equipment	(3,323)	(356)
Net cash used in investing activities	(3,323)	(19,117)
Financing activities
Cash paid for common stock offerings costs	—	(30)
Proceeds from issuances of common stock from employee stock purchase plans	444	510
Proceeds from term loan amendment, net of repayment of amended term loan	—	10,020
Repayment of asset acquisition obligations	—	(13,045)
Proceeds from the exercise of stock options	213	2,373
Payments made for employee restricted stock tax withholdings	(488)	(216)
Net cash provided by (used in) financing activities	169	(388)

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,723)	10,158
Cash, cash equivalents and restricted cash at beginning of period	146,633	118,794
Cash, and cash equivalents and restricted cash at end of period	$134,910	$128,952

Supplemental disclosure of cash flow information
Cash paid for offering costs	$—	$30
Cash paid for interest	$178	$109
Restricted cash	$—	$703

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$—	$25
Receivable from stock option exercises in other current assets	$33	$—
Acquisition of property and equipment in accrued expenses	$810	$129
Operating lease assets assumed	$9,957	$—
Operating lease liabilities assumed	$10,691	$—
Asset acquisition transaction costs in accrued expenses	$—	$116
Liabilities assumed from Nucynta asset acquisition included in accrued rebates, returns and discounts	$—	$22,660

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company is a specialty pharmaceutical company committed to being the leader in responsible pain management. The Company’s first product, Xtampza ER® (“Xtampza ER”) is an abuse-deterrent, extended-release, oral formulation of oxycodone. In April 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s new drug application (“NDA”) for Xtampza ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In June 2016, the Company announced the commercial launch of Xtampza ER.

The Company’s product portfolio also includes Nucynta ER and Nucynta IR (the “Nucynta Products”). In December 2017, the Company entered into a Commercialization Agreement (the “Nucynta Commercialization Agreement”) with Assertio Therapeutics, Inc. (formerly known as Depomed) (“Assertio”), pursuant to which the Company acquired the right to commercialize the Nucynta Products in the United States. The Company began marketing the Nucynta Products in February 2018. Nucynta ER is an extended-release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate-release formulation of tapentadol that is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to successfully commercialize products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, litigation related to opioid marketing and distribution practices, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention and protection of intellectual property, patent infringement litigation and the availability of additional capital financing on terms acceptable to the Company.

The Company believes that its cash and cash equivalents at March 31, 2019, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Collegium Pharmaceutical, Inc. (a Virginia corporation) as well as the accounts of Collegium Securities Corp. (a Massachusetts corporation), incorporated in December 2015, and Collegium NF, LLC (a Delaware limited liability company), organized in December 2017, both wholly owned subsidiaries requiring consolidation. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2019, the results of operations and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of its products, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, and tax valuation reserves. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

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

The Company adopted Accounting Standard Updated (“ASU”) 2016-02, Leases (ASC Topic 842), as amended, on January 1, 2019, using the modified retrospective approach by initially applying the new standard at the adoption date and recognizing a cumulative-effect adjustment. This adoption method did not impact prior period financial statements and related disclosures. In addition, the Company utilized the package of practical expedients permitted within the transition guidance, which, among other things, allowed the Company to carryforward the historical lease classification. Upon adoption, the new standard resulted in the Company recording material operating lease assets and corresponding operating lease liabilities on its balance sheet.  As of March 31, 2019, the Company had operating lease assets of $9,766 and operating lease liabilities of $10,614 primarily related to operating lease agreements for its corporate headquarters. In addition, the Company implemented new accounting policies, processes and controls to identify and account for leases going forward. For additional information related to lease arrangements and accounting policies, please see Note 11.

There are no other recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on its consolidated financial statements.

3. Revenue from Contracts with Customers

The Company’s only source of revenue to date has been generated by sales of the Company’s products, which are primarily sold to distributors (“customers”), which in turn sell the product to pharmacies for the treatment of patients.

Revenue Recognition

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The

Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2019:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	65,881	4,992	15,658
Changes in estimate related to prior period sales	(3,017)	—	—
Credits/payments made	(59,295)	(1,016)	(15,728)
Balance at March 31, 2019	$132,887	$19,441	$14,771

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

As of March 31, 2019, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

Product revenues, net consisted of the following:

	Three months ended March 31,
	2019	2018
Xtampza ER	$25,134	$15,795
Nucynta Products	49,382	47,954
Total product revenues, net	$74,516	$63,749

4. License Agreements

The Company periodically enters into license and development agreements to develop and commercialize its products. The Company’s license and development agreements as of March 31, 2019 are as follows:

Nucynta Commercialization Agreement

On January 9, 2018 (the “Nucynta Commercialization Closing Date”), the Company consummated the transactions contemplated by the Nucynta Commercialization Agreement, pursuant to which Assertio agreed to grant a sublicense of certain of its intellectual property related to the Nucynta Products for commercialization in the United States. The Company began recording revenues from sales of the Nucynta Products on the Nucynta Commercialization Closing Date and began commercial promotion of the Nucynta Products in February 2018. Pursuant to the Nucynta Commercialization Agreement, the Company paid a one-time, non-refundable license fee of $10,000 to Assertio on the Nucynta Commercialization Closing Date, $6,223 for transferred inventory and $1,987 as reimbursement for prepaid expenses. The Company also assumed the existing liabilities of the Nucynta Products, including $22,660 related to sales of Nucynta Products that occurred prior to the Nucynta Commercialization Closing Date. The Nucynta Commercialization Agreement initially required the Company to pay guaranteed minimum royalty of $135,000 per year through December 2021, payable in quarterly payments of $33,750, prorated in 2018 for the Nucynta Commercialization Closing Date, as well as a variable royalty based on annual net sales over $233,000. Beginning January 2022 and for each year of the Nucynta Commercialization Agreement term thereafter, the Company was required to pay a variable royalty on annual net sales of the Nucynta Products, but without a guaranteed minimum.

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

(ii)14% of annual net sales of the Nucynta Products between $180,000 and $210,000, plus

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

In addition, prior to January 1, 2022, if the annual net sales of the Nucynta Products are in the range of $180,000 to $243,000, the Company will be required to pay a supplemental royalty to Assertio, for ultimate payment to Grünenthal GmbH, not to exceed a maximum of 4.9% of net sales of the Nucynta Products. If annual net sales of Products are less than $180,000 in any 12-month period through January 1, 2022, or if they are less than $170,000 in any 12-month period commencing on January 1, 2022, then Assertio will have the right to terminate the Nucynta Commercialization Agreement without penalty. The Amendment further provides that the Company does not have a right to terminate the Nucynta Commercialization Agreement prior to December 31, 2021. The Company will be required to pay a $5,000 termination fee to Assertio in connection with any termination by the Company with an effective date between December 31, 2021 and December 31, 2022. In connection with execution of the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company (the “Warrant”) at an exercise price of $19.20 per share. The Warrant will expire in November 2022 and includes customary adjustments for changes in the Company’s capitalization.

The assets acquired, liabilities assumed, and equity interests issued by the Company in connection with the Nucynta Commercialization Agreement are further described in Note 8.

5. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended March 31,
	2019	2018
Loss attributable to common shareholders — basic and diluted	$(9,700)	$(18,652)
Weighted-average number of common shares used in net loss per share - basic and diluted	33,331,917	32,903,674
Loss per share - basic and diluted	$(0.29)	$(0.57)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended March 31,
	2019	2018
Outstanding stock options	4,156,580	3,592,233
Warrants	1,041,667	2,445
Unvested restricted stock (1)	—	19,303
Restricted stock units	893,462	497,686
Performance share units	99,400	—

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2019 and 2018.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at March 31, 2019 and December 31, 2018

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
March 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$93,438	$93,438	$—	$—

December 31, 2018
Money market funds, included in cash equivalents	$92,914	$92,914	$—	$—

As of March 31, 2019, the carrying amounts of the Company’s other assets and liabilities approximated their estimated fair values.

7. Inventory

Inventory consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Raw materials	$2,435	$496
Work in process	1,368	671
Finished goods	4,938	6,650
Total inventory	$8,741	$7,817

The aggregate charges related to excess inventory for the three months ended March 31, 2019 and 2018 were immaterial. These expenses were recorded as a component of cost of product revenues.

8. Intangible Assets

As of March 31, 2019, the Company’s only intangible asset is related to the Nucynta Commercialization Agreement.

Nucynta Intangible Asset

The Company determined the Nucynta Commercialization Agreement should be accounted for as an asset acquisition in accordance with ASC Topic 805-50 as substantially all of the fair value of the gross assets acquired is concentrated in the sublicense of the Nucynta Products, which is a single identifiable asset. The Company concluded that the fair value estimates of the assets surrendered, liabilities incurred, and equity interests issued were more clearly evident than the fair value of the assets received, and therefore followed a cost accumulation model to determine the consideration transferred in the asset acquisition.

The table below represents the costs accumulated to acquire the sublicense of the Nucynta Products based on the terms of the Nucynta Commercialization Agreement, as amended:

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

Under the original terms of the Nucynta Commercialization Agreement, the Company was obligated to make guaranteed annual minimum royalty payments of $537,000 to Assertio, which consisted of scheduled payments of $132,000 in 2018, $135,000 in 2019, $135,000 in 2020, and $135,000 in 2021. Due to the nature of the guaranteed minimum royalty payment obligation and the fact that it was required to be settled in cash, the Company determined that the future minimum royalty payments represented a liability that should be recorded at its fair value as of the Nucynta Commercialization Closing Date. The Company calculated the fair value of the future minimum royalty payments to be $482,300 using a discount rate of 5.7%. The discount rate was determined based on a review of observable market data relating to similar liabilities. The fair value of the future minimum royalty payments was recorded as a component of the intangible asset. The Company determined the $54,700 discount should be recognized as interest expense in the Statement of Operations using the effective interest method and over the repayment period from January 9, 2018 through December 2021. Prior to the Third Amendment to the Nucynta Commercialization Agreement in November 2018, the Company recognized interest expense of $19,281 relating to the minimum royalty payments and amortization expense of $107,662 related to the intangible asset.

Effective November 8, 2018 (the “Third Amendment Date”), the Company entered into the Third Amendment to the Nucynta Commercialization Agreement, which eliminated the guaranteed minimum royalty payment obligations for years 2019, 2020 and 2021. As a result, the Company remeasured the remaining contractual obligation as of the Third Amendment Date and recorded a reduction of the acquired intangible asset and obligation.

The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of March 31,	As of December 31,
	2019	2018
Gross carrying amount	$154,089	$154,089
Accumulated amortization	(113,522)	(109,834)
Intangible assets, net	$40,567	$44,255

Warrant

In November 2018, in connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022. The Company has recorded the relative fair value of the warrant as a component of equity interest issued by the Company as consideration transferred in the cost accumulation model for the asset acquisition. The Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. The Company concluded that the warrant met the definition of an equity instrument and was recorded as a component of additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet as of the issuance date.

Amortization

The Company has been amortizing the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company determined that the useful life for the intangible asset was approximately 4.0 years from the Nucynta Commercialization Closing Date of January 9, 2018. The Company will recognize amortization expense as a component of cost of product revenues in the Statement of Operations on a straight-line basis over its useful life as it approximates the period of economic benefits expected to be realized from future cash inflows from sales of the Nucynta Products. Prior to the Third Amendment to the Nucynta Commercialization Agreement, the Company had recognized $107,662 of amortization expense. As the accumulated cost basis of the intangible asset was reduced with the Third Amendment to the Nucynta Commercialization Agreement on November 8, 2018, the Company will continue to prospectively amortize the residual net intangible asset on a straight-line basis over the remaining useful life.

For the three months ended March 31, 2019 and 2018, the Company recognized amortization expenses of $3,688 and $29,526 respectively. As of March 31, 2019, the remaining amortization period is approximately 2.8 years and the remaining estimated amortization for 2019, 2020 and 2021 is expected to be $11,064, $14,752, and $14,751, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Accrued royalties	$8,520	$15,138
Accrued inventory	2,436	3,745
Accrued sales and marketing	1,586	2,193
Accrued payroll and related benefits	1,582	1,544
Accrued incentive compensation	1,547	1,806
Accrued bonuses	1,010	4,286
Accrued audit and legal	1,004	480
Accrued development costs	523	—
Accrued interest	329	274
Accrued other operating costs	1,300	1,085
Total accrued expenses	$19,837	$30,551

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

In January 2018, in connection with, and as a condition to, consummation of the transactions contemplated by the Nucynta Commercialization Agreement with Assertio, the Company entered into a Consent and Amendment to Loan and Security Agreement (the “Consent and Amendment”) with SVB to amend the Existing Term Loan. The Consent and Amendment provided the Company with a new term loan facility in an original principal amount of $11,500, which replaced the Existing Term Loan and the proceeds of which were used by the Company to finance certain payment obligations under the Nucynta Commercialization Agreement and to repay the balance of the Existing Term Loan. The Existing Term Loan also provided SVB’s consent with respect to the Nucynta Commercialization Agreement.

The Consent and Amendment bears interest at a rate per annum of 0.75% above the prime rate (as defined in the Consent and Amendment). The Company will repay the Consent and Amendment in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in July 2019, provided that, if the Company achieves EBITDA (as defined in the Consent and Amendment) in excess of $2,500 for two (2) consecutive calendar quarters prior to June 2019, such payments will commence in January 2020. All outstanding principal and accrued and unpaid interest under the Consent and Amendment, and all other outstanding obligations with respect to the Consent and Amendment, are due and payable in full in December 2022. The Company may prepay the Consent and Amendment, in full but not in part, with a prepayment fee of (i) 3.0% of the outstanding principal balance prior to the first anniversary of the Consent and Amendment, (ii) 2.0% of the outstanding principal balance following the first anniversary of the Consent and Amendment and prior to the second anniversary of the Consent and Amendment and (iii) 1.0% of the outstanding principal balance following the second anniversary of the Consent and Amendment, plus, in each case, a final payment fee of $719. Under the Consent and Amendment, the Company will be required to maintain a liquidity ratio of at least 2.0 to 1.0.  Any amounts outstanding during the continuance of any event of default under the Consent and Amendment will bear additional interest at the per annum rate of 5.0%.

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

As of March 31, 2019, scheduled principle repayments under the Company’s term loan are as follows:

2019	$1,642
2020	3,286
2021	3,286
2022	3,286
Balance	$11,500

11. Leases

In accordance with ASC Topic 842, Lease Accounting, the Company records lease assets and liabilities for lease arrangements exceeding a 12-month initial term. For operating leases, the Company records a beginning lease liability equal to the present value of minimum lease payments to be made over the lease term discounted using the Company’s incremental borrowing rate and a corresponding lease asset adjusted for incentives received and indirect costs. After lease commencement, the Company remeasures the operating liability at the present value of the remaining lease payments discounted using the original incremental borrowing rate and corresponding lease asset adjusted for incentives received, indirect costs and uneven lease payments. The Company records operating lease rent expense in the Statements of Operations on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term. The Company does not have any financing lease arrangements.

As of March 31, 2019, the Company had operating lease assets of $9,766 and operating lease liabilities of $10,614 primarily related to operating lease agreements for its corporate headquarters.

Adoption of ASC Topic 842, Lease Accounting

The Company adopted ASC Topic 842, as amended, on January 1, 2019, which supersedes the lease accounting requirements in ASC Topic 840, Leases (“legacy GAAP”) and most industry-specific guidance. The Company adopted ASC Topic 842 using the modified retrospective method. Under this method, the Company applied the new standard at the adoption date and recognized a cumulative-effect adjustment. Therefore, prior period financials were not retrospectively adjusted, and comparative period disclosures will continue to be presented in accordance with legacy GAAP. In addition, the Company utilized the package of practical expedients permitted within the transition guidance, which, among other things, allowed the Company to carryforward the historical lease classification.

Adoption of the new standard resulted in the Company recording material operating lease assets and corresponding operating lease liabilities on its Condensed Consolidated Balance Sheet, primarily related to the operating lease agreement for its corporate headquarters. In addition, the Company identified an embedded operating lease arrangement that was accounted as a service contract in prior years, as accounting for operating leases and service contracts was similar under legacy GAAP and the accounting for the embedded lease did not result in a material impact to the financial statements. The Company has also implemented new accounting policies, processes and controls to identify and account for leases, including embedded leases, going forward.

Operating Lease Arrangements

In March 2018, the Company entered into an operating lease for its new corporate headquarters (the “Stoughton Lease”) pursuant to which the Company leases approximately 50,678 of rentable square feet of space, in Stoughton, Massachusetts. The Stoughton Lease commenced in August 2018 when the Company took possession of the space. After the initial four-month free rent period following possession of the space, the operating lease will continue for a term of 10 years. The Company has the right to extend the term of the Stoughton Lease for two additional five-year terms, provided that written notice is provided to the landlord no later than 12 months prior to the expiration of the then current Stoughton Lease term. The Company does not believe the exercise of the extension to be reasonably certain as of the balance sheet date and therefore did not include the extension as part of its recognized lease asset and lease liability. The annual base rent is $1,214, or $23.95 per rentable square foot, and will increase annually by 2.5% to 3.1% over the subsequent years.

The Company continues to lease 9,660 square feet of office and research space at its former corporate headquarters located in Canton, Massachusetts (the “Canton Lease”). The Canton Lease terminates in August 2020 and may be extended for an additional five years at the Company’s election.  The Company does not believe the exercise of the extension to be reasonably certain as of the balance sheet date and therefore did not include the extension as part of its recognized lease asset and lease liability.

In January 2016, the Company entered a non-cancellable contract with the contract manufacturing organization (“CMO”) of Xtampza ER. The initial contract term continues through December 2020 and automatically renews for successive two-year terms unless either party gives written notice of termination two-years in advance. Xtampza ER production is currently conducted in an area of the manufacturing plant that is shared with other clients. Pursuant to the terms of the agreement, since 2016 the CMO has reserved 3,267 square feet of existing manufacturing space for a dedicated production suite for Xtampza ER, which is currently under construction. Upon adoption of ASC Topic 842, the Company determined that this arrangement has an embedded operating lease arrangement as the Company can direct the use of the dedicated space and obtain substantially all the economic benefits. The Company expects the lease term to continue at least through December 2026 and separated the agreement’s lease and non-lease components in determining the operating lease assets and liabilities. The Company determined its best estimate of stand-alone prices for each of the lease and nonlease components by considering observable information including gross margins expected to be recovered from the Company’s service provider and terms of similar lease contracts.

Short-Term Lease Arrangements

In December 2018, the Company began entering into 12-month, non-cancelable vehicle leases for its field-based employees. Each vehicle lease is executed separately and will expire at varying times with automatic one-month renewal provisions. The rent expense for these leases will therefore be recognized on a straight-line basis over the lease term.

Variable lease payments associated with non-lease components of these arrangements were immaterial and expensed as incurred.

Three months ended,
March 31, 2019
Lease Cost
Operating lease cost	$352
Short-term lease cost	168
Total lease cost	$520

Three months ended,
Other Information:	March 31, 2019
Cash paid for amounts included in the measurement of operating leases liabilities	$238
Leased assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term — operating leases (years)	10.3
Weighted-average discount rate — operating leases	6.1%

Under ASC Topic 842, the Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of March 31, 2019, are as follows:

2019	$816
2020	1,328
2021	1,284
2022	1,322
2023	1,360
After 2023	8,490
Total minimum lease payments	$14,600
Less: Present value discount	3,986
Present value of lease liabilities	$10,614

Under legacy GAAP, the Company’s aggregate future minimum lease payments for its operating leases as of December 31, 2018 were as follows:

2019	$1,032
2020	1,305
2021	1,261
2022	1,299
2023	1,337
After 2023	8,423
Total minimum lease payments	$14,657

12. Equity

The changes in shareholder’s equity for the three months ended March 31, 2019 are as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	33,265,629	$33	$428,729	$(337,177)	$91,585
Exercise of common stock options	18,693	—	246	—	246
Issuance for employee stock purchase plan	32,826	—	444	—	444

Vesting of restricted stock units ("RSUs")	101,483	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(33,503)	—	(488)	—	(488)
Stock-based compensation	—	—	4,263	—	4,263
Net loss	—	—	—	(9,700)	(9,700)
Balance, March 31, 2019	33,385,128	$33	$433,194	$(346,877)	$86,350

The changes in shareholder’s equity for the three months ended March 31, 2018 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	32,770,678	$33	$402,096	$(298,049)	$104,080
Exercise of common stock options	183,987	—	2,373	—	2,373
Issuance for employee stock purchase plan	50,151	—	510	—	510
Vesting of RSUs	32,573	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(9,810)	—	(216)	—	(216)
Stock-based compensation	—	—	2,728	—	2,728
Net loss	—	—	—	(18,652)	(18,652)
Balance, March 31, 2018	33,027,579	$33	$407,491	$(316,701)	$90,823

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

No shares were sold pursuant to the ATM Sales during the three months ended March 31, 2019 or year ended December 31, 2018. During the year ended December 31, 2017, the Company sold an aggregate of 3,126,998 ATM Shares under the ATM Sales Agreement at an average gross sales price of $11.36 per share generating net proceeds of $34,283 after deduction of underwriting discounts and commissions and expenses.

Warrants

As of March 31, 2019, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant, which is described in greater detail in Note 8.

13. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

Three months ended March 31,

	2019	2018
Research and development expenses	$567	$324
Selling, general and administrative expenses	3,696	2,404
Total stock-based compensation expense	$4,263	$2,728

At March 31, 2019, there was approximately $37,951 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

Restricted Stock Units, Performance Share Units, and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of March 31, 2019, there were 1,327,995 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination.

In January 2019, the Company granted performance share units (PSUs) to certain members of the Company's senior management team. The PSUs will vest following a three-year performance period, subject to the satisfaction of annual and cumulative performance criteria and the executive’s continued employment through the performance period. No shares will be issued if the minimum applicable performance metric is not achieved. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving performance metrics. If there is a change in the estimate of the number of shares that are likely to vest, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. Achievement of the annual and cumulative performance criteria for PSU grants will be determined by the compensation committee.  For PSUs granted in 2019, the performance criteria relate to Xtampza ER 2019, 2020, 2021 and three-year cumulative revenue goals.

A summary of the Company’s performance share units activity for the three months ended March 31, 2019 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	99,400	15.90
Outstanding at March 31, 2019	99,400	$15.90

A summary of the Company’s restricted stock units activity for the three months ended March 31, 2019 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2018	514,603	$20.67
Granted	510,049	15.93
Vested	(101,483)	22.40
Forfeited	(29,707)	19.98
Outstanding at March 31, 2019	893,462	$17.79

A summary of the Company’s stock option activity for the three months ended March 31, 2019 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2018	3,585,856	$16.20	8.0	$11,170
Granted	700,550	16.01
Exercised	(18,693)	13.14
Cancelled	(111,133)	17.68
Outstanding at March 31, 2019	4,156,580	$16.14	8.0	$7,345
Exercisable at March 31, 2019	1,938,978	$13.93	7.0	$5,719

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended March 31,
	2019	2018
Risk-free interest rate	2.6%	2.6%
Volatility	63.3%	64.0%
Expected term (years)	6.12	6.17
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three months ended March 31, 2019, 32,826 shares of common stock were purchased for total proceeds of $444. The expense for the three months ended March 31, 2019 and 2018 was $100 and $122, respectively.

14. Commitments and Contingencies

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

Nucynta Litigation

On February 7, 2018, Purdue filed a patent infringement suit against the Company in the District of Delaware. Specifically, Purdue argues that the Company’s sale of immediate-release and extended-release Nucynta infringes U.S. Patent Nos. 9,861,583, 9,867,784, and 9,872,836. Purdue has made a demand for monetary relief in its complaint but has not quantified its alleged damages.

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

Teva Litigation

The Company has fifteen patents listed in the FDA Orange Book as covering the Company’s abuse-deterrent product and methods of using it to treat patients: Patents Nos.  7,399,488; 7,771,707; 8,449,909;  8,557,291;  8,758,813;  8,840,928;  9,044,398; 9,248,195;  9,592,200;  9,682,075; 9,737,530, 9,763,883; 9,968,598; 10,004,729; and 10,188,644 (the “Orange Book Patents”).

Teva Pharmaceuticals USA, Inc. (“Teva”) filed Notice Letters of Patent Certification against fourteen of the fifteen listed Orange Book Patents (the ’644 patent was listed among the Orange Book Patents after receipt of Teva’s Notice Letters), alleging that they were invalid and/or not infringed by the proposed oxycodone products that are the subject of Teva’s Abbreviated New Drug Application (“ANDA”). On February 22, 2018—within the 45-day period that gives the Company a 30-month stay on FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—the Company sued Teva in the District of Delaware on eleven of the Orange Book Patents. Teva responded to the Company’s complaint on May 14, 2018, alleging that the Orange Book Patents are invalid and are not infringed by Teva’s proposed ANDA products and asserting counterclaims of non-infringement and invalidity of the Orange Book Patents. The Company answered Teva’s counterclaims on June 4, 2018. According to the Scheduling Order, fact discovery will close on July 30, 2019 and expert discovery will close on January 31, 2020.

Opioid Litigation

On March 19, 2018, a lawsuit was filed by multiple local governments in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers and distributors alleging a variety of claims related to opioid marketing and distribution practices. On January 29, 2019, the Company was dismissed from this litigation without prejudice.

On March 21, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers. The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”)relating to opioid marketing and distribution practices. On April 14, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio. On April 10, 2018, the conditional transfer was finalized and the lawsuit was docketed in the MDL on April 11, 2018. On May 4, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in two lawsuits filed in the MDL by the Fiscal Court of Bourbon County, Kentucky and the Fiscal Court of Owen County, Kentucky, relating to opioid marketing and distribution practices. On June 11 and 12, 2018, the Company was named in four lawsuits filed in the MDL by a health system and various member hospitals. On September 26, 2018, the Company was named in two lawsuits filed in the MDL by the Fiscal Court of Lee County, Kentucky and the Fiscal Court of Wolfe County, Kentucky. On March 15, 2019, the Company was named in an additional lawsuit in the MDL by the City of Paterson, New Jersey. The lawsuits allege violations of RICO, fraud, public nuisance, negligence, and violations of state consumer protections laws. The lawsuits allege violations of the RICO Act, fraud, public nuisance, negligence, and violations of state consumer protections laws. On March 15, 2019, we were named in an additional lawsuit in the MDL by the City of Paterson, New Jersey. The lawsuits all seek, generally, penalties and/or injunctive relief. On March 15, 2019, the plaintiffs in all of the MDL cases in which the Company was named, except for the City of Paterson case, filed amended complaints which no longer name the Company as a defendant, effectively terminating these lawsuits as to the Company.  As a result of the amended complaints, the Company is now only a party to one case in the MDL, the City of Paterson lawsuit. The City of Paterson lawsuit is not designated as a representative case in the MDL and, therefore, is effectively currently stayed.

On May 29, 2018, a lawsuit was filed by Bucks County, Pennsylvania against the Company and other pharmaceutical manufacturers and on June 12, 2018, a lawsuit was filed by Clinton County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors. On June 6, 2018, a lawsuit was filed by Mercer County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors. These lawsuits allege claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. These cases have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. In March 2019, three additional cases were filed in Pennsylvania by two payor groups and Warminster Township.

On July 30, 2018, a lawsuit was filed by the City of Worcester, Massachusetts against the Company and other pharmaceutical manufacturers and distributors. The action alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. In February 2019, the City of Worcester case was transferred to the Business Litigation Session of the Superior Court. Additional lawsuits brought by the following cities and counties Massachusetts were filed between December 2018 and April 2019: City of Salem, City of Framingham, Town of Lynnfield, City of Springfield, City of Haverhill, City of Gloucester, Town of Canton, Town of Wakefield, City of Chicopee; Town of Natick; City of Cambridge, and Town of Randolph. The plaintiffs in this lawsuit are seeking to transfer and consolidate each of the additional lawsuits for possible coordination before the Business Litigation Session.

The Company disputes the allegations in these lawsuits and intends to vigorously defend these actions. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Opioid-Related Request and Subpoenas

The Company, like a number of other pharmaceutical companies, has received subpoenas or civil investigative demands related to opioid sales and marketing. The Company has received such subpoenas or civil investigative demands from the Offices of the Attorney General of each of Washington, New Hampshire, and Massachusetts. The Company is currently cooperating with each of the foregoing states in their respective investigations.

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

OVERVIEW

We are a specialty pharmaceutical company committed to being the leader in responsible pain management. Our first product, Xtampza ER, is an abuse-deterrent, extended-release, oral formulation of oxycodone. In April 2016, the FDA approved our NDA for Xtampza ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In June 2016, we announced the commercial launch of Xtampza ER.

Xtampza ER, OxyContin OP from Purdue, and the authorized generic version of OxyContin OP (which is identical to the branded version) are the only extended-release oxycodone products marketed in the United States as of March 2019. In 2018, the extended-release oxycodone market generated approximately $1.8 billion in U.S. sales and there were approximately 3.4 million prescriptions written. OxyContin OP is the largest selling extended-release oxycodone (and largest-selling branded extended-release opioid) in the United States by dollars and prescription volume, with approximately $1.5 billion in U.S. sales in 2018. We conducted a comprehensive preclinical and clinical program for Xtampza ER consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated, among other things, that chewing, and crushing Xtampza ER, and then taking it orally, did not meaningfully change its drug release profile or safety characteristics. On the basis of these studies and clinical trials, the FDA concluded that Xtampza ER has properties that are expected to reduce abuse via the oral and intranasal routes and that are expected to make abuse by injection difficult. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza ER with OxyContin OP — have shown that drug abusers could achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet.  In November 2017, we announced the approval of a Supplemental New Drug Application by the FDA for Xtampza ER to include comparative oral pharmacokinetic data from the clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

Our product portfolio also includes the Nucynta Products. In December 2017, we entered into the Nucynta Commercialization Agreement with Assertio, pursuant to which we acquired the right to commercialize the Nucynta Products in the United States. Nucynta ER is an extended-release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate-release formulation of tapentadol that is indicated for the management of moderate to severe acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults.

We closed the transactions contemplated by the Nucynta Commercialization Agreement, as amended, on January 9, 2018, and we began marketing and commercially selling the Nucynta Products in February 2018. Effective August 2018, we entered into a Second Amendment to the Commercialization Agreement to primarily clarify the mechanism for transferring title to products to be sold by the Company pursuant to the agreement and various related matters. Effective November 2018, we entered into a Third Amendment to the Nucynta Commercialization Agreement, which primarily eliminated the guaranteed minimum royalty payment obligations for years 2019, 2020 and 2021.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza ER to approximately 11,000 physicians who write approximately 65% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 150 sales representatives and managers. We are promoting the Nucynta Products to the same physicians to whom we promote Xtampza ER, leveraging our existing sales organization. We will pay a royalty to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $9.7 million and $18.7 million for the three months ended March 31, 2019 and 2018 respectively.  As of March 31, 2019, we had an accumulated deficit of $346.9 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the near future as we continue to commercialize our products. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We believe that our cash and cash equivalents at March 31, 2019,  together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

The critical accounting policies we identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Annual Report”), relate to revenue recognition and impairment of intangible assets. Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, accounting for stock-based compensation, contingencies, and tax valuation reserves. We also estimate the useful life of our intangible asset and periodically evaluative it for impairment whenever events or circumstances indicate  a potential reduction in the fair value. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

RESULTS OF OPERATIONS

(in thousands)

	Three months ended March 31,
	2019	2018
	(in thousands)
Product revenues, net	$74,516	$63,749
Costs and expenses
Cost of product revenues	49,164	43,106
Research and development	2,992	2,268
Selling, general and administrative	32,352	31,582
Total costs and expenses	84,508	76,956
Loss from operations	(9,992)	(13,207)

Interest expense	(234)	(5,700)
Interest income	526	255
Net loss	$(9,700)	$(18,652)

Comparison of the three months ended March 31, 2019 and March 31, 2018

Product revenues, net were $74.5 million for the three months ended March 31, 2019 (the “2019 Quarter”), compared to $63.7 million for the three months ended March 31, 2018  (the “2018 Quarter”).  The $10.8 million increase was primarily related to an increase in revenue for Xtampza ER of $9.4 million, as well as an increase in revenue for the Nucynta Products of $1.4 million. In the 2019 Quarter, Nucynta IR and ER product revenues, net were $29.9 million and $19.5 million, respectively. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increasing demand.  The increase in revenue for the Nucynta Products was primarily related to an increase in price, partially offset by lower sales volume.

Cost of product revenues was $49.2 million for the 2019 Quarter, compared to $43.1 for the 2018 Quarter.  The $6.1 million increase was primarily related to the recognition of royalty expense for the Nucynta Products, as royalty expense in the 2019 Quarter was recognized as incurred under the terms of the Commercialization Agreement as amended in November 2018, while the expense for the 2018 Quarter was recognized on a straight-line basis through the amortization of the Nucynta Intangible Asset.  The remaining increase was primarily related to increased product revenues in the 2019 Quarter.

Research and development expenses were $3.0 million for the 2019 Quarter, compared to $2.3 million for the 2018 Quarter.  The $724,000 increase was primarily related to an increase in salaries, wages and benefits, including stock-based compensation expense and recruiting fees.

Selling, general and administrative expenses were $32.4 million for the 2019 Quarter, compared to $31.6 million for the 2018 Quarter. The $770,000 increase was primarily related to:

•	an increase in audit and legal fees of $1.4 million;
•	an increase in sales and marketing costs of $560,000 related to the continued support of the commercialization for Xtampza ER and the Nucynta Products;
•	an increase in rent expense of $460,000, primarily related to us taking possession of our new corporate headquarters in late 2018; offset by
•	a decrease in fees and permits, including post-marketing requirements and other regulatory costs, of $703,000;
•	a decrease in salaries, wages and benefits of $359,000, primarily due to lower incentive compensation expense in the 2019 Quarter compared to the 2018 Quarter; and
•	a decrease in consulting costs of $339,000, primarily due to higher one-time costs incurred in the 2018 Quarter to commercialize the Nucynta Products.

Interest expense was $234,000 for the 2019 Quarter, compared to $5.7 million in the 2018 Quarter. The decrease was primarily due to $5.5 million of interest expense recognized in the 2018 Quarter associated with the minimum royalty payments related to the Nucynta Commercialization Agreement. In November 2018, the minimum royalty payments were subsequently eliminated upon the execution of the Third Amendment to the Nucynta Commercialization Agreement.

Interest income was $526,000 for the 2019 Quarter, compared to $255,000 in the 2018 Quarter.  The $271,000 increase was primarily due to higher interest rates on money market funds.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of March 31, 2019, we had $134.9 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents at March 31, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

There have not been any material changes in borrowing arrangements and equity offerings that were previously disclosed in our most recent Annual Report on form 10-K.

Cash Flows

	Three months ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(8,569)	$29,663
Net cash used in investing activities	(3,323)	(19,117)
Net cash provided by (used in) financing activities	169	(388)

Operating activities.   Cash used in operating activities was $8.6 million in the 2019 Quarter, compared to cash provided by operating activities of $29.7 million in the 2018 Quarter.  The $38.3 million decrease was primarily due to lower non-cash adjustments related to the Nucynta Commercialization Agreement, as in 2018 we were required to make guaranteed minimum royalty payments which were classified as outflows from financing activities, while in 2019 royalty payments were conditional on net sales and therefore classified as outflows from operating activities. In addition, there was lower amortization from the Nucynta Intangible Asset in 2019 compared to 2018 as a result of the Amendment to the Nucynta Commercialization Agreement and non-cash interest was reduced to zero.  In addition, cash provided by operating activities decreased due to changes in the working capital accounts, partially offset by a benefit from the change in net loss.

Investing activities.  Cash used in investing activities was $3.3 million in the 2019 Quarter, compared to $19.1 million used in the 2018 Quarter.  The $15.8 million decrease in cash used in investing activities was primarily related to the Nucynta Commercialization Agreement, as in 2018 we made a one-time upfront payment of $18.8 million to Assertio to consummate the Nucynta Commercialization Agreement.  This decrease was partially offset by an increase of $3.0 million paid for purchases of property, plant, and equipment primarily for the dedicated production suite at its contract manufacturing organization in the 2019 Quarter.

Financing activities.  Cash provided by financing activities was $169,000 for the 2019 Quarter, compared to $388,000 used in the 2018 Quarter.  The $557,000 increase in cash provided by financing activities was primarily related to the Nucynta Commercialization Agreement, as in 2018 we were required to make guaranteed minimum royalty payments which were classified as outflows from financing activities, while in 2019 royalty payments were conditional on net sales and therefore classified as outflows from operating activities.  The guaranteed minimum royalty payments paid in the 2018 Quarter were partially offset by proceeds received from our term loan of $10.0 million. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at March 31, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Our forecast that our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the generation of reasonable levels of revenue from products sales;
•	the cost of growing and maintaining sales, marketing and distribution capabilities for our products;
•	the timing and costs associated with manufacturing our products, for commercial sale and clinical trials
•	the cost of patent infringement litigation, including our litigation with each of Purdue and Teva, relating to Xtampza ER and the Nucynta Products, which may be expensive to defend;
•	the cost of litigation related to opioid marketing and distribution practices;
•	our need to expand our regulatory and compliance functions; and
•	the effect of competing technological and market developments.

If we cannot capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

ADDITIONAL INFORMATION

To supplement our financial results presented on a GAAP basis, we have included information about non-GAAP adjusted loss. We internally use non-GAAP adjusted loss to understand, manage and evaluate the Company as we believe it represents the performance of our core business. Because this non-GAAP measure is an important internal measure for the Company, we believe that the presentation of the non-GAAP financial measure provides analysts, investors and lenders insight into management’s view and assessment of the Company’s ongoing operating performance. In addition, we believe that the presentation of this non-GAAP financial measure, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing the Company’s performance and results from period to period. We report this non-GAAP measure in order to portray the results of our major operations – commercializing innovative, differentiated products for people suffering from pain – prior to considering certain income statement elements. This non-GAAP financial measure should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. Non-GAAP adjusted loss is not based on any standardized methodology prescribed by GAAP and represents GAAP net loss adjusted to exclude stock-based compensation expense, amortization expense for the Nucynta intangible asset, non-cash interest expense recognized on the Nucynta minimum royalty payments, and minimum royalty payments due and payable in connection with the

Nucynta Commercialization Agreement. Any non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, a non-GAAP measure used by other companies.

	Three Months Ended
	March 31,
	2019	2018
GAAP net income (loss)	$(9,700)	$(18,652)
Non-GAAP adjustments:
Stock-based compensation expense	4,263	2,728
Nucynta related amortization expense (1)	3,688	29,526
Nucynta non-cash interest expense (2)	—	5,528
Nucynta minimum royalty payment due (3)	—	(30,750)
Total non-GAAP adjustments	$7,951	$7,032
Non-GAAP adjusted loss	$(1,749)	$(11,620)

(1) Represents amortization expense of the Nucynta intangible asset.
(2) Represents non-cash interest expense recognized related to the Nucynta minimum royalty payments.
(3) Represents minimum royalty payment due and payable in connection with the Nucynta Commercialization Agreement.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented any off‑balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. There have been no significant changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2018.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We adopted ASC Topic 842, Lease Accounting on January 1, 2019, which resulted in certain operational changes as well as recording material operating lease assets and liabilities.  In response, we updated processes that are part of our internal control over financial reporting to accommodate related changes to our accounting procedures and business processes.  Other than the aforementioned changes, there has been no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth in Note 14 to our financial statements, which is incorporated herein by reference to the extent applicable, there are no material changes from the legal proceedings previously disclosed in our Annual Report.

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

Our operations have consumed substantial amounts of cash. We believe that our cash and cash equivalents at March 31, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, certain economic or strategic factors may require us to seek additional cash through private or public debt or equity offerings.

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

As of December 31, 2018, we had a federal net operating loss (“NOL”), carryforward of approximately $324.5 million and state NOL carryovers of approximately $285.2 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022, and the state NOL carryforwards begin to expire in 2030. We also had U.S. federal tax credits of approximately $3.6 million, and state tax credits of approximately $885,000. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).

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

•	our ability to manufacture commercial quantities of Xtampza ER at reasonable cost and with sufficient speed to meet commercial demand;
•	our ability to continue to build and retain a sales and marketing organization to market Xtampza ER;
•	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza ER;
•	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
•	our ability to successfully defend any challenges to our intellectual property or suits asserting patent infringement relating to Xtampza ER;
•	the availability of coverage and adequate reimbursement for Xtampza ER;
•	a continued acceptable safety profile of Xtampza ER; and
•	our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.

Our ability to successfully commercialize the Nucynta Products will depend on many factors including, but not limited to, our ability to:

•	develop and execute our sales and marketing strategies for the Nucynta Products;

•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

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

The FDA has approved REMS for extended-release and long acting (“LA”), opioid drugs formulated with the active pharmaceutical ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone, and others as part of a federal initiative to address prescription drug abuse and misuse, or the ER/LA opioid REMS. In September 2018, the FDA announced that immediate-release (“IR”), opioid drugs will be subject to the same REMS as ER/LA opioids (now called the Opioid Analgesic REMS). One of the primary goals of the REMS is to ensure that the benefits of these drugs continue to outweigh the risks.

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

Additionally, drug products that fall under the Opioid Analgesic REMS may be subject to class-wide safety labelling changes when FDA determines such changes are warranted.  Such labeling has the potential to adversely impact prescribing or market acceptance of these products.

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

Although Xtampza ER has been approved with abuse deterrent labeling, the FDA could require changes to such labeling or we could fail to promote such abuse deterrent labeling in compliance with FDA regulations.

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

Advertising and promotion of any product that has obtained approval in the United States, including Xtampza ER and the Nucynta Products, is heavily scrutinized by, among others, the FDA, the Department of Justice, the Office of Inspector General  for the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies.

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

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

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

Patent reform legislation could increase the uncertainties and costs associated with the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”), which was signed into law on September 16, 2011, made significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and litigated. Many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first to file” provisions described below, became effective in 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Pursuant to the Leahy-Smith Act, the United States transitioned to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. In addition, third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office (the “USPTO”), and may become involved in opposition, derivation, reexamination, or inter partes review challenging our patent rights or the patent rights of others. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness and enablement. It is possible that prior art of which both we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, there may exist prior art of which we were or are aware, and which we did not or do not consider relevant to our patents, but which could nevertheless be determined to render our patents invalid. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could have a material adverse effect on our competitive position with respect to third parties.

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

Our commercial organization continues to evolve, and in light of its short history and limited track record, we cannot guarantee that we will be successful in marketing our products that may be approved for marketing. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our products in the United States include:

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

If we are not successful in recruiting and retaining sales and marketing personnel or in maintaining our sales and marketing infrastructure or if we do not preserve strategic alliances with marketing collaborators, agreements with contract sales organizations or collaboration arrangements, we will have difficulty commercializing our products.

If physicians, patients, healthcare payors and the medical community do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer.

Physicians, patients, healthcare payors and the medical community may not accept and use our products. Acceptance and use of our products will depend on a number of factors including:

•	the timing of market introduction of our products as well as the availability of competitive products;

•	approved indications, warnings and precautions language that may be less desirable than anticipated;
•	perceptions by members of the healthcare community, including physicians, about the safety and efficacy of our products;
•	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology;
•	the pricing and cost-effectiveness of our products relative to competing products;
•	the potential and perceived advantages of our products over alternative treatments;
•	the convenience and ease of administration to patients of our products;
•	actual and perceived availability of coverage and reimbursement for our products from government or other third-party payors;
•	any negative publicity related to our or our competitors’ products;
•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;
•	FDA’s and HHS’s policy initiatives of regarding opioids;
•	our ability to implement a REMS; and
•	effectiveness of marketing and distribution efforts by us and any licensees and distributors.

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

In January 2019, as part of its cost containment efforts for government-reimbursed prescription medications, HHS released a proposed rule that (1) eliminates federal anti-kickback statue safe harbor protection for rebates paid to prescription benefit managers; (2) creates a new safe harbor for discounts provided to beneficiaries at the point of sale; and (3) creates a new safe harbor for administrative fees paid by manufacturers to prescription benefit managers. The goal of the proposed safe harbor changes is to eliminate rebates from manufacturers to prescription benefit managers and replace them with point-of-sale discounts to beneficiaries. The proposed new rule only applies to Medicare, Medicare Advantage and Medicaid plans, not to private commercial insurance plans. The proposed regulation faces opposition from pharmacy benefit managers and others who do not believe it will have its intended effect of reducing overall costs to government beneficiaries. We cannot be sure whether the proposed rule will be adopted either in its current form or in an amended form, and do not know what impact the uncertainty will have on our agreements and relationships with pharmacy benefit managers and other pertinent parties. If the rule is finalized, we will likely be required to alter our agreements with these parties to come into compliance with the new rule, and it is uncertain what financial impact these alterations will have on our list prices, discounts, and reimbursement levels for our products

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for our products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies and guidelines that seek to limit the availability or use of opioids. Such efforts may inhibit our ability to commercialize our products.

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of drug abusers to discover previously unknown ways to abuse opioid drugs, including Xtampza ER and the Nucynta Products; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our products, decrease the revenues we are able to generate from their sale and adversely impact external investor perceptions of our business. Similarly, to the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for abuse-deterrent formulations of opioid.

Many state legislatures have enacted legislation intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. The SUPPORT Act allows for sharing of this type of data across state lines. Efforts by the FDA and other regulatory and legislative bodies to combat abuse of opioids may negatively impact the market for our products. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Science Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Science Board met to address these issues on March 1, 2016. In November 2017, FDA issued a final guidance addressing approval standards for generic abuse-deterrent opioid formulations, which included recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart. In September 2018, the FDA announced that IR opioid drugs will be subject to the same REMS as ER/LA opioids (now called the Opioid Analgesic REMS). One of the primary goals of the REMS is to ensure that the benefits of these drugs continue to outweigh the risks The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. As part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings. The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time. The SUPPORT Act, described above, also addresses opioid-related abuse by, among other things, seeking to increase access to and reimbursement for addiction treatment, advancing new initiatives to promote education and awareness of appropriate pain treatment among health care providers and improving coordination among federal agencies in relation to border checks.

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

Recently, CVS Pharmacy announced it would only fill first-time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of the FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate-release forms of opiates and mandate the use by prescribers of prescription drug databases and mandate prescriber education. FDA has announced that it will advance policies to require that immediate-release formulations of opioids be made available in fixed-quantity packaging- such as blister packs- to further encourage the writing of prescriptions for short durations for common acute pain conditions and procedures. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. We are currently subject to such lawsuits and investigations, as discussed under the heading “Legal Proceedings” in this Form 10-K. Many of these changes and others could cause us to expend additional resources in developing and commercializing our products to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our products and cause our products to be less commercially successful.

If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products could reduce our sales.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active pharmaceutical ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products. In November 2017, FDA issued a final guidance to assist industry in the development of generic versions of approved opioids with abuse-deterrent formulations, including recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart. In July 2018, the FDA posted three revised product-specific guidances related to generic abuse-deterrent opioid formulations, which recommend specific in vivo studies and in vitro study considerations for abuse deterrence evaluations. These guidances are part of FDA’s wider focus on assisting developers of generic abuse-deterrent formulations navigate the regulatory path to market more quickly. Earlier market entry of generic abuse-deterrent formulations could have a material adverse effect on our business.

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

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources and expertise to manufacture and test, on a commercial scale, the technical performance of Xtampza ER. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturers for our products, as well as other vendors to formulate, test, supply, store and distribute our products and we control only certain aspects of their activities. In 2016, we began to construct a dedicated facility for a portion of the Xtampza ER manufacturing process, at a site operated by our contract manufacturing organization, Patheon. This dedicated facility has required significant capital expenditures and, when operational, is likely to result in significantly increased fixed costs. This dedicated facility requires the maintenance of additional regulatory approvals and entails other costs, all of which we will need to absorb. We cannot guarantee that we will be able to successfully leverage the dedicated facility in a timely or profitable manner, or within the budget that we currently project. If the demand for Xtampza ER and any future related products never meets our expectations and forecasts, or if we do not produce the output we plan, we may not be able to realize the return on investment we anticipated, which would have a negative impact on our financial condition and results of operations.

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources.

Our reliance on a limited number of vendors and, in particular, Patheon, Part of Thermo Fisher Scientific, as our single manufacturer for Xtampza ER, exposes us to the following risks, any of which could delay commercialization of our products, result in higher costs, or deprive us of potential product revenues:

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

Failure to obtain the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture Xtampza ER could adversely affect our ability to commercialize the product, which could in turn adversely affect our results of operations and financial condition. Certain components of Xtampza ER are naturally derived products, for which we rely on sole suppliers. The inability of any of our raw material suppliers to provide components that meet our specifications and requirements could adversely impact our ability to manufacture our product. Furthermore, the quota procurement process limits the amount of DEA-controlled active pharmaceutical ingredient we have available for manufacture.  Consequently, we are limited in our ability to execute a business strategy that builds appreciable safety stock of finished drug product.

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

We presently depend upon a single supplier for the active pharmaceutical ingredient for Xtampza ER (oxycodone base) and the Nucynta Products (tapentadol) and we contract, either directly or indirectly through Assertio, with this supplier for commercial supply of our products. Although we have identified an alternate source for oxycodone base for Xtampza ER, it would be time-consuming and costly to qualify this source. Since we and, in the case of tapentadol, Assertio, currently obtain active pharmaceutical ingredients from this manufacturer on a purchase-order basis, either we, Assertio, and/or our supplier may terminate the arrangements, without cause, at any time without notice.  Any changes executed by our supplier to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our supplier were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs, we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 34%, 31% and 30% of our product shipments for the three months ended March 31, 2019. The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Our products are subject to a comprehensive regulatory scheme, including post-marketing requirements (“PMRs”) to conduct epidemiological studies and clinical trials. We intend to fulfill our PMRs by virtue of our participation in the Opioid PMR Consortium (“OPC”). Although we retain discretion in how to discharge such PMRs, the scale and scope of the studies required by the FDA make it cost prohibitive to discharge these requirements other than by joining the OPC that was formed to conduct them. We are a member of OPC and engage in decision-making as a member of that organization, but do not have a majority. If the OPC fails to conduct sufficiently rigorous studies or is unable to achieve the patient enrollment or other requirements established by the FDA, we may be unable to satisfy our PMRs and the FDA may choose to withdraw or otherwise restrict its approval of our products. Such withdrawal or restriction would have an adverse impact on our business and financial condition.

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

We have relied upon and plan to continue to rely upon contract research organizations (“CROs”) to monitor and manage data for our ongoing non-clinical and clinical programs. We rely on these parties for execution of our non-clinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with federal regulations and current good clinical practices (“GCP”), which are international standards meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, advisors and monitors, enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and

foreign regulatory authorities in the form of International Conference on Harmonization guidelines for all of our products. We are also subject to GLP requirements for our non-clinical study programs. Regulatory authorities enforce GCP and GLP through periodic inspections of trial sponsors, principal investigators, trial sites and animal study sites.. In addition, we and our CROs are required to comply with special regulations regarding the enrollment of recreational drug abusers in clinical trials. If we or any of our CROs fail to comply with applicable GCP and other regulations, including as a result of any recent changes in such regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. Failure to comply with applicable regulations in the conduct of the clinical trials for our products may require us to repeat preclinical studies and clinical trials, which would have an adverse impact on our commercial efforts.

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

Our business exposes us to significant potential risk from litigation matters, including government investigations and lawsuits alleging violations of various federal and state laws in connection with the marketing and sale of opioids. For example, we, along with other manufacturers of prescription opioid medications, are or have been the subject of lawsuits brought by counties and localities in Massachusetts, Pennsylvania and Kentucky, in addition to a health system and various member hospitals, regarding the sales and marketing of opioid medications. In addition to direct expenditures for defense, settlement and damages, there is a possibility of adverse publicity, loss of revenues and disruption of business as a result of such litigation matters. The resolution of these lawsuits may require lengthy and costly negotiations, and we may incur substantial defense costs in addition to any settlement or other liabilities or restrictions that we may accept in order to resolve such matters. Further, we may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses incurred in connection with certain litigation matters. The cost, effort and management attention required to resolve these lawsuits may adversely affect our financial condition and ability to conduct our business.

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

We are highly dependent upon the services of our key personnel, including our President and Chief Executive Officer, Joseph Ciaffoni, our Chief Technology Officer, Alison Fleming, PhD, our Chief Financial Officer, Paul Brannelly, our Chief Commercial Officer, Scott Dreyer, our General Counsel, Shirley Kuhlmann, and our Chief Medical Officer, Dr. Richard Malamut. Each employee is employed by us at will and is permitted to terminate his or her employment with us at any time pursuant to the terms of his or her employment agreement. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Mr. Ciaffoni, Dr. Fleming, Mr. Brannelly, Mr. Dreyer, Ms. Kuhlmann or Dr. Malamut could impede the achievement of our development and commercialization objectives.

If we are unable to attract and retain highly qualified employees, we may not be able to achieve future success.

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

We currently carry product liability insurance. Product liability claims may be brought against us by patients, healthcare providers, others using, administering or selling our products or patients enrolled in our clinical trials. If we cannot successfully defend ourselves against claims that our products caused injuries, we could incur substantial liabilities. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any products;
•	injury to our reputation and significant negative media attention;

•	significant costs to defend the related litigation;
•	substantial monetary awards to patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations;
•	termination of clinical trial sites or entire trial programs;
•	withdrawal of clinical trial participants;
•	regulatory or legislative actions that significantly impact the opioid market;
•	the inability to commercialize our products; and
•	an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation;

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

As of March 31, 2019, there were outstanding options to purchase an aggregate of 4,156,580 shares of our common stock at a weighted average exercise price of $16.14 per share, of which options to purchase 1,938,978 shares of our common stock were then exercisable. In addition, as of March 31, 2019, the Company had an outstanding warrant with Assertio to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended March 31, 2019:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2019 through January 31, 2019	1,404	$ 15.76	-	-
February 1, 2019 through February 28, 2019	30,629	$ 14.39	-	-
March 1, 2019 through March 31, 2019	1,470	$ 16.98	-	-
Total	33,503	$ 14.56	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

10.1+	Employment Agreement, effective as of April 1, 2019, by and between Richard Malamut and Collegium Pharmaceutical, Inc. (filed herewith).
10.2+	Employment Agreement, effective as of August 4, 2015, by and between Alison Fleming and Collegium Pharmaceutical, Inc. (filed herewith).
10.3	Form of Performance Share Unit Agreement under the Amended and Restated 2014 Stock Incentive Plan (filed herewith).
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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 8, 2019	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	May 8, 2019	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)