Form 10-Q
period 2019-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2019-08-07
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

As of July 31, 2019, there were 33,470,530 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products;
●	our ability to effectively commercialize in-licensed products and manage our relationships with licensors.
●	our ability to obtain and maintain regulatory approval of our products and any product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products and any product candidates, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P. and Teva Pharmaceuticals USA, Inc.;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and to manufacture adequate quantities of commercially salable inventory;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our operations and business development;
●	regulatory developments in the United States;
●	our expectations regarding our ability to obtain and maintain sufficient intellectual property protection for our products and any product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	the loss of key commercial, scientific or management personnel;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$148,713	$146,633
Accounts receivable	81,279	77,946
Inventory	9,953	7,817
Prepaid expenses and other current assets	4,618	5,116
Total current assets	244,563	237,512
Property and equipment, net	10,367	9,274
Operating lease assets	9,574	—
Intangible assets, net	36,879	44,255
Other noncurrent assets	198	204
Total assets	$301,581	$291,245
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,941	$12,150
Accrued expenses	24,517	30,551
Accrued rebates, returns and discounts	158,264	144,783
Current portion of term loan payable	1,917	1,642
Current portion of operating lease liabilities	633	—
Total current liabilities	196,272	189,126
Term loan payable, net of current portion	9,583	9,858
Operating lease liabilities, net of current portion	9,903	—
Other noncurrent liabilities	—	676
Total liabilities	215,758	199,660
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at June 30, 2019 and December 31, 2018; issued and outstanding shares - none at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at June 30, 2019 and December 31, 2018; issued and outstanding shares - 33,416,553 at June 30, 2019 and 33,265,629 at December 31, 2018	33	33
Additional paid-in capital	437,379	428,729
Accumulated deficit	(351,589)	(337,177)
Total shareholders’ equity	85,823	91,585
Total liabilities and shareholders’ equity	$301,581	$291,245

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Product revenues, net	$75,040	$73,061	$149,556	$136,810
Costs and expenses
Cost of product revenues	48,654	46,838	97,818	89,944
Research and development	2,459	2,237	5,451	4,505
Selling, general and administrative	28,935	31,279	61,287	62,861
Total costs and expenses	80,048	80,354	164,556	157,310
Loss from operations	(5,008)	(7,293)	(15,000)	(20,500)

Interest expense	(236)	(6,158)	(470)	(11,858)
Interest income	532	391	1,058	646
Net loss	$(4,712)	$(13,060)	$(14,412)	$(31,712)

Loss per share - basic and diluted	$(0.14)	$(0.40)	$(0.43)	$(0.96)
Weighted-average shares - basic and diluted	33,397,709	32,967,718	33,338,243	32,935,873

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2019	2018
Operating activities
Net loss	$(14,412)	$(31,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense for Nucynta asset acquisition	7,376	61,933
Depreciation and amortization, excluding Nucynta asset acquisition	355	578
Stock-based compensation expense	8,425	6,254
Non-cash lease expense	229	—
Non-cash interest expense for Nucynta asset acquisition	—	11,471
Changes in operating assets and liabilities:
Accounts receivable	(3,333)	(58,411)
Inventory	(2,136)	(508)
Prepaid expenses and other assets	509	(608)
Accounts payable	(1,209)	13,008
Accrued expenses	(3,285)	13,917
Accrued rebates, returns and discounts	13,481	69,346
Operating lease assets and liabilities	734	—
Other long-term liabilities	(676)	—
Net cash provided by operating activities	6,058	85,268
Investing activities
Upfront cash paid for Nucynta asset acquisition	—	(18,877)
Purchases of property and equipment	(4,198)	(987)
Net cash used in investing activities	(4,198)	(19,864)
Financing activities
Cash paid for common stock offerings costs	—	(30)
Proceeds from issuances of common stock from employee stock purchase plans	444	510
Proceeds from term loan amendment, net of repayment of amended term loan	—	10,020
Repayment of asset acquisition obligations	—	(64,500)
Proceeds from the exercise of stock options	299	3,905
Payments made for employee restricted stock tax withholdings	(523)	(356)
Net cash provided by (used in) financing activities	220	(50,451)

Net increase in cash, cash equivalents and restricted cash	2,080	14,953
Cash, cash equivalents and restricted cash at beginning of period	146,633	118,794
Cash, cash equivalents and restricted cash at end of period	$148,713	$133,747

Supplemental disclosure of cash flow information
Cash paid for offering costs	$—	$30
Cash paid for interest	$362	$242

Supplemental disclosure of non-cash activities
Offering costs in accrued expenses	$—	$25
Receivable from stock option exercises in other current assets	$5	$—
Acquisition of property and equipment in accounts payable and accrued expenses	$512	$1,184
Operating lease assets assumed	$9,957	$—
Operating lease liabilities assumed	$10,691	$—
Liabilities assumed from Nucynta asset acquisition included in accrued rebates, returns and discounts	$—	$22,406
Liabilities assumed from Nucynta asset acquisition included as a reduction to accounts receivable	$—	$254

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

The Company’s product portfolio also includes Nucynta ER and Nucynta IR (the “Nucynta Products”). In December 2017, the Company entered into a Commercialization Agreement (the “Nucynta Commercialization Agreement”) with Assertio Therapeutics, Inc. (formerly known as Depomed) (“Assertio”), pursuant to which the Company acquired the right to commercialize the Nucynta Products in the United States. The Company began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began marketing the Nucynta Products in February 2018. Nucynta ER is an extended-release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate-release formulation of tapentadol that is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to successfully commercialize products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, litigation related to opioid marketing and distribution practices, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, patent infringement litigation and the availability of additional capital financing on terms acceptable to the Company.

The Company believes that its cash and cash equivalents at June 30, 2019, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of its products, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of intangible assets, and tax valuation reserves. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

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

The Company adopted Accounting Standard Updated (“ASU”) 2016-02, Leases (ASC Topic 842), as amended, on January 1, 2019, using the modified retrospective approach by initially applying the new standard at the adoption date and recognizing a cumulative-effect adjustment. This adoption method did not impact prior period financial statements and related disclosures. In addition, the Company utilized the package of practical expedients permitted within the transition guidance, which, among other things, allowed the Company to carryforward the historical lease classification. Upon adoption, the new standard resulted in the Company recording material operating lease assets and corresponding operating lease liabilities on its balance sheet. As of June 30, 2019, the Company had operating lease assets of $9,574 and operating lease liabilities of $10,536 primarily related to operating lease agreements for its corporate headquarters. In addition, the Company implemented new accounting policies, processes and controls to identify and account for leases going forward. For additional information related to lease arrangements and accounting policies, please see Note 11.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the standard’s effect on the Company’s consolidated financial statements.

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

Performance Obligations

The Company determined that performance obligations are satisfied and revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This generally occurs upon delivery of the products to customers, at which point the Company recognizes revenue and records accounts receivable, which represents the Company’s only contract asset. Payment is typically received 30 to 60 days after satisfaction of the Company’s performance obligations and generally does not have an effect on contract asset and contract liability balances. Under the practical expedients permitted by the rules of the adoption, the Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the assets is one year or less.

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns. The Company estimates the amount of variable consideration that should be included in the transaction price under the expected value method. These estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. These provisions reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained and is included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  In general, performance obligations do not include any estimated amounts of variable consideration that are constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2019:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	128,509	9,150	31,988
Changes in estimate related to prior period sales	(3,017)	—	—
Credits/payments made	(119,659)	(1,502)	(32,673)
Balance at June 30, 2019	$135,151	$23,113	$14,156

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

As of June 30, 2019, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

Product revenues, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Xtampza ER	$26,018	$18,116	$51,152	$33,911
Nucynta Products	49,022	54,945	98,404	102,899
Total product revenues, net	$75,040	$73,061	$149,556	$136,810

4. License Agreements

The Company periodically enters into license and development agreements to develop and commercialize its products. The Company’s license and development agreements as of June 30, 2019 are as follows:

Nucynta Commercialization Agreement

On January 9, 2018 (the “Nucynta Commercialization Closing Date”), the Company consummated the transactions contemplated by the Nucynta Commercialization Agreement, pursuant to which Assertio agreed to grant a sublicense of certain of its intellectual property related to the Nucynta Products for commercialization in the United States. The Company began recording revenues from sales of the Nucynta Products on the Nucynta Commercialization Closing Date and began commercial promotion of the Nucynta Products in February 2018. Pursuant to the Nucynta Commercialization Agreement, the Company paid a one-time, non-refundable license fee of $10,000 to Assertio on the Nucynta Commercialization Closing Date, $6,223 for transferred inventory and $1,987 as reimbursement for prepaid expenses. The Company also assumed the existing liabilities of the Nucynta Products, including $22,660 related to sales of Nucynta Products that occurred prior to the Nucynta Commercialization Closing Date. The Nucynta Commercialization Agreement initially required the Company to pay a guaranteed minimum royalty of $135,000 per year through December 2021, payable in quarterly payments of $33,750, prorated in 2018 for the Nucynta Commercialization Closing Date, as well as a variable royalty based on annual net sales over $233,000. Beginning January 2022 and for each year of the Nucynta Commercialization Agreement term thereafter, the Company was required to pay a variable royalty on annual net sales of the Nucynta Products, but without a guaranteed minimum.

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

5. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Loss attributable to common shareholders — basic and diluted	$(4,712)	$(13,060)	$(14,412)	$(31,712)
Weighted-average number of common shares used in net loss per share - basic and diluted	33,397,709	32,967,718	33,338,243	32,935,873
Loss per share - basic and diluted	$(0.14)	$(0.40)	$(0.43)	$(0.96)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Outstanding stock options	4,190,116	3,665,459	4,190,116	3,665,459
Warrants	1,041,667	—	1,041,667	—
Unvested restricted stock (1)	—	12,072	—	12,072
Restricted stock units	892,237	522,190	892,237	522,190
Performance share units	99,400	—	99,400

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2019 and 2018.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2019 and December 31, 2018:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
June 30, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$93,968	$93,968	$—	$—

December 31, 2018
Money market funds, included in cash equivalents	$92,914	$92,914	$—	$—

As of June 30, 2019, the carrying amounts of the Company’s other assets and liabilities approximated their estimated fair values.

7. Inventory

Inventory consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Raw materials	$1,664	$496
Work in process	848	671
Finished goods	7,441	6,650
Total inventory	$9,953	$7,817

The aggregate charges related to excess inventory for the three and six months ended June 30, 2019 and 2018 were immaterial. These expenses were recorded as a component of cost of product revenues.

8. Intangible Assets

As of June 30, 2019 and December 31, 2018, the Company’s only intangible asset is related to the Nucynta Intangible Asset.

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

The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of June 30,	As of December 31,
	2019	2018
Gross carrying amount	$154,089	$154,089
Accumulated amortization	(117,210)	(109,834)
Intangible assets, net	$36,879	$44,255

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

Amortization

The Company has been amortizing the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company determined that the useful life for the intangible asset was approximately 4.0 years from the Nucynta Commercialization Closing Date. The Company recognizes amortization expense as a component of cost of product revenues in the Statement of Operations on a straight-line basis over its useful life as it approximates the period of economic benefits expected to be realized from future cash inflows from sales of the Nucynta Products. Prior to the Third Amendment to the Nucynta Commercialization Agreement, the Company had recognized $107,662 of amortization expense. As the accumulated cost basis of the intangible asset was reduced with the Third Amendment to the Nucynta Commercialization Agreement, the Company will continue to prospectively amortize the residual net intangible asset on a straight-line basis over the remaining useful life.

For the three months ended June 30, 2019 and 2018, the Company recognized amortization expenses of $3,688 and $32,407 respectively. For the six months ended ended June 30, 2019 and 2018, the Company recognized amortization expenses of $7,376 and $61,933 respectively. As of June 30, 2019, the remaining amortization period is approximately 2.5 years and the remaining estimated amortization for 2019, 2020 and 2021 is expected to be $7,376, $14,752, and $14,751, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Accrued royalties	$15,463	$15,138
Accrued bonuses	2,008	4,286
Accrued incentive compensation	1,566	1,806
Accrued payroll and related benefits	1,230	1,544
Accrued inventory	1,175	3,745
Accrued audit and legal	674	480
Accrued sales and marketing	690	2,193
Accrued interest	382	274
Accrued other operating costs	1,329	1,085
Total accrued expenses	$24,517	$30,551

10. Term Loan Payable

On August 28, 2012, the Company entered into a loan agreement with Silicon Valley Bank (“SVB”) to borrow up to a maximum amount of $1,000. The loan agreement was subsequently amended in 2014 and 2015 to provide for additional borrowings (as amended, the “Existing Term Loan”).

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

In November 2018, the Company entered into an amended and restated Loan and Security Agreement (“New Term Loan”) with SVB, that supersedes the Company’s original loan agreement and subsequent amendments with SVB. The New Term Loan amended and restated the loan documentation between the Company and SVB and modified the minimum liquidity ratio to be at least 1.5 to 1.0 (as defined in the New Term Loan), along with other non-material changes. The New Term Loan did not modify the Company’s borrowings, interest rates, or repayment terms. Any amounts outstanding during the continuance of any event of default under the Consent and Amendment will bear additional interest at the per annum rate of 5.0%.

The Company achieved EBITDA in excess of $2,500 for two (2) consecutive calendar quarters prior to June 2019. Therefore, in accordance with the Loan and Security Agreement, the monthly installments of principal payments plus monthly payments of accrued interest will commence in January 2020. As of June 30, 2019, scheduled principle repayments under the Company’s term loan are as follows:

2020	3,833
2021	3,833
2022	3,834
Balance	$11,500

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

As of June 30, 2019, the Company had operating lease assets of $9,574 and operating lease liabilities of $10,536 primarily related to operating lease agreements for its corporate headquarters.

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

Adoption of the new standard resulted in the Company initially recording operating lease assets of $9,957 and corresponding operating lease liabilities of $10,690 on its Condensed Consolidated Balance Sheet, primarily related to the operating lease agreement for its corporate headquarters. In addition, the Company identified an embedded operating lease arrangement that was accounted as a service contract in prior years, as accounting for operating leases and service contracts was similar under legacy GAAP and the accounting for the embedded lease did not result in a material impact to the financial statements. The Company has also implemented new accounting policies, processes and controls to identify and account for leases, including embedded leases, going forward.

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

Short-Term Lease Arrangements

In December 2018, the Company began entering into 12-month, non-cancelable vehicle leases for its field-based employees. Each vehicle lease is executed separately and will expire at varying times with automatic renewal options that are cancelable at any time. The rent expense for these leases will therefore be recognized on a straight-line basis over the lease term.

Variable lease payments associated with non-lease components of these arrangements were immaterial and expensed as incurred.

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Lease Cost
Operating lease cost	$353	$705
Short-term lease cost	144	312
Total lease cost	$497	$1,017

As of June 30,
Lease Term and Discount Rate:	2019
Weighted-average remaining lease term — operating leases (years)	10.1
Weighted-average discount rate — operating leases	6.1%

Six months ended June 30,
Other Information:	2019
Cash paid for amounts included in the measurement of operating leases liabilities	$476
Leased assets obtained in exchange for new operating lease liabilities	—

Under ASC Topic 842, the Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of June 30, 2019, are as follows:

2019	$578
2020	1,328
2021	1,284
2022	1,322
2023	1,360
After 2023	8,490
Total minimum lease payments	$14,362
Less: Present value discount	3,826
Present value of lease liabilities	$10,536

Under legacy GAAP, the Company’s aggregate future minimum lease payments for its operating leases as of December 31, 2018 were as follows:

2019	$1,032
2020	1,305
2021	1,261
2022	1,299
2023	1,337
After 2023	8,423
Total minimum lease payments	$14,657

12. Equity

The changes in shareholder’s equity for the three and six months ended June 30, 2019 are as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	33,265,629	$33	$428,729	$(337,177)	$91,585
Exercise of common stock options	18,693	—	246	—	246
Issuance for employee stock purchase plan	32,826	—	444	—	444
Vesting of restricted stock units ("RSUs")	101,483	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(33,503)	—	(488)	—	(488)
Stock-based compensation	—	—	4,263	—	4,263
Net loss	—	—	—	(9,700)	(9,700)
Balance, March 31, 2019	33,385,128	$33	$433,194	$(346,877)	$86,350
Exercise of common stock options	8,218	—	58	—	58
Vesting of RSUs	26,304	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(3,097)	—	(35)	—	(35)
Stock-based compensation	—	—	4,162	—	4,162
Net loss	—	—	—	(4,712)	(4,712)
Balance, June 30, 2019	33,416,553	$33	$437,379	$(351,589)	$85,823

The changes in shareholder’s equity for the three and six months ended June 30, 2018 ended were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	32,770,678	$33	$402,096	$(298,049)	$104,080
Exercise of common stock options	183,987	—	2,373	—	2,373
Issuance for employee stock purchase plan	50,151	—	510	—	510
Vesting of RSUs	32,573	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(9,810)	—	(216)	—	(216)
Stock-based compensation	—	—	2,728	—	2,728
Net loss	—	—	—	(18,652)	(18,652)
Balance, March 31, 2018	33,027,579	$33	$407,491	$(316,701)	$90,823
Exercise of common stock options	137,419	—	1,532	—	1,532
Vesting of RSUs	20,887	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(6,205)	—	(140)	—	(140)
Stock-based compensation	—	—	3,526	—	3,526
Net loss	—	—	—	(13,060)	(13,060)
Balance, June 30, 2018	33,179,680	$33	$412,409	$(329,761)	$82,681

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

No shares were sold pursuant to the ATM Sales during the six months ended June 30, 2019 or the year ended December 31, 2018.

Warrants

As of June 30, 2019, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant, which is described in greater detail in Note 8.

13. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development expenses	$514	$380	$1,081	$703
Selling, general and administrative expenses	3,648	3,146	7,344	5,551
Total stock-based compensation expense	$4,162	$3,526	$8,425	$6,254

At June 30, 2019, there was approximately $34,447 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

Restricted Stock Units, Performance Share Units, and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of June 30, 2019, there were 1,261,162 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination.

In January 2019, the Company granted performance share units (“PSUs”) to certain members of the Company's senior management team. The PSUs will vest following a three-year performance period, subject to the satisfaction of annual and cumulative performance criteria and the executive’s continued employment through the performance period. No shares will be issued if the minimum applicable performance metric is not achieved. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving performance metrics. If there is a change in the estimate of the number of shares that are likely to vest, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. Achievement of the annual and cumulative performance criteria for PSU grants will be determined by the compensation committee. For PSUs granted in 2019, the performance criteria relate to Xtampza ER 2019, 2020, 2021 and three-year cumulative revenue goals. The expense for the three and six months ended June 30, 2019 was $27 and $42, respectively.

A summary of the Company’s performance share units activity for the six months ended June 30, 2019 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	99,400	15.90
Outstanding at June 30, 2019	99,400	$15.90

A summary of the Company’s restricted stock units activity for the six months ended June 30, 2019 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2018	514,603	$20.67
Granted	590,205	15.78
Vested	(127,787)	21.54
Forfeited	(84,784)	18.26
Outstanding at June 30, 2019	892,237	$17.54

A summary of the Company’s stock option activity for the six months ended June 30, 2019 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2018	3,585,856	$16.20	8.0	$11,170
Granted	897,312	15.67
Exercised	(26,911)	11.30
Cancelled	(266,141)	17.61
Outstanding at June 30, 2019	4,190,116	$16.03	7.7	$5,248
Exercisable at June 30, 2019	2,113,346	$14.45	6.6	$4,285

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Six months ended June 30,
	2019	2018
Risk-free interest rate	2.6%	2.6%
Volatility	63.3%	65.0%
Expected term (years)	6.06	6.11
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three and six months ended June 30, 2019, 32,826 shares of common stock were purchased for total proceeds of $444. The expense for the three months ended June 30, 2019 and 2018 was $73 and $120, respectively. The expense for the six months ended June 30, 2019 and 2018 was $173 and $242, respectively.

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

On March 13, 2018, the Company filed a Petition for Post-Grant Review (“PGR”) of the ʼ961 patent with the Patent Trial and Appeal Board (“PTAB”). The PGR argues that the ʼ961 patent is invalid for lack of a written description, for lack of enablement, for indefiniteness, and as being anticipated by prior art. Purdue filed its Patent Owner Preliminary Response on July 10, 2018. The PTAB entered an order to institute post-grant review of all claims of the ’961 patent on October 4, 2018, upon a finding that it is more likely than not that the claims of the ʼ961 patent are unpatentable. Purdue filed its Patent Owner Response on January 30, 2019. The Company filed its reply on April 12, 2019, and Purdue filed a sur-reply on May 10, 2019. The PTAB held oral argument on the proceedings on July 10, 2019 and, absent special circumstances, will issue a decision on the patentability of the ʼ961 patent by no later than October 4, 2019.

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

The parties are in the early stages of fact discovery. Written discovery has commenced with depositions expected to commence during 2019. A claim construction hearing was held on June 1, 2017. On November 21, 2017, the Court issued its claim construction ruling, construing certain claims of the ʼ933, ʼ497, and ʼ717 patents. No trial date has been scheduled.

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

On December 6, 2018, the Company filed an Amended Answer asserting an affirmative defense for patent exhaustion. On December 10, 2018, the Court granted the parties’ stipulation for resolution of the Company’s defense of patent exhaustion and stayed the action, with the exception of briefing on and resolution of the Company’s Motion for Judgment on the Pleadings and any discovery related to that Motion. On December 12, 2018, the Company filed a Rule 12(c) Motion for Judgment on the Pleadings, arguing that the Purdue’s claims were barred by the doctrine of patent exhaustion. Purdue filed its response on January 11, 2019 and the Company filed a reply on January 25, 2019. On June 18, 2019, the court heard oral argument on the Company’s Rule 12(c) Motion for Judgment on the Pleadings. On June 19, 2019, the court issued an order stating that “judgment in Collegium’s favor is warranted under the doctrine of patent exhaustion to the extent Collegium’s alleged infringing activities resulted from sales that fall within the scope of that covenant.” The court explained, however, that based on the current record, it was not possible “to determine whether title of the Nucynta Products was transferred to Collegium” from sales authorized by Purdue’s covenant not to sue. The court ordered discovery on this issue and the case remains “stayed with the exception of discovery and briefing on and resolution of the Company’s anticipated motion for summary judgment based on patent exhaustion.”

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

Teva Pharmaceuticals USA, Inc. (“Teva”) filed Notice Letters of Patent Certification against all of the fifteen listed Orange Book Patents alleging that they were invalid and/or not infringed by the proposed oxycodone products that are the subject of Teva’s Abbreviated New Drug Application (“ANDA”). On February 22, 2018—within the 45-day period that gives the Company a 30-month stay on FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—the Company sued Teva in the District of Delaware on eleven of the Orange Book Patents. Teva responded to the Company’s complaint on May 14, 2018, alleging that the Orange Book Patents are invalid and are not infringed by Teva’s proposed ANDA products and asserting counterclaims of non-infringement and invalidity of the Orange Book Patents. The Company answered Teva’s counterclaims on June 4, 2018. The parties briefed claim construction and the court heard argument on April 12, 2019. Fact discovery is scheduled to close on September 20, 2019 and expert discovery will close on January 24, 2020.

The Company filed a second lawsuit in the District of Delaware, asserting two additional Orange Book Patents, on November 30, 2018. Teva responded to the Company’s complaint on January 11, 2019, alleging that the asserted patents are invalid and are not infringed by Teva’s proposed ANDA products, and asserting counterclaims of non-infringement and invalidity of the asserted patents. The Company answered Teva’s counterclaims on February 1, 2019. The court consolidated the second suit with the first suit, and thus both suits are proceeding on the same schedule.

The Company filed a third lawsuit in the District of Delaware, asserting one additional Orange Book Patent, on May 9, 2019. Teva responded to the Company’s complaint on June 6, 2019, alleging that the asserted patent is invalid and is not infringed by Teva’s proposed ANDA products, and asserting counterclaims of non-infringement and invalidity of the asserted patent. The Company answered Teva’s counterclaims on June 27, 2019. No schedule has been entered in the third lawsuit.

Opioid Litigation

On March 19, 2018, a lawsuit was filed by multiple local governments in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers and distributors alleging a variety of claims related to opioid marketing and distribution practices. On January 29, 2019, the Company was dismissed from this litigation without prejudice.

On March 21, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers. The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) relating to opioid marketing and distribution practices. On April 14, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio. On April 10, 2018, the conditional transfer was finalized and the lawsuit was docketed in the MDL on April 11, 2018. On May 4, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in two lawsuits filed in the MDL by the Fiscal Court of Bourbon County, Kentucky and the Fiscal Court of Owen County, Kentucky, relating to opioid marketing and distribution practices. On June 11 and 12, 2018, the Company was named in four lawsuits filed in the MDL by a health system and various member hospitals. On September 26, 2018, the Company was named in two lawsuits filed in the MDL by the Fiscal Court of Lee County, Kentucky and the Fiscal Court of Wolfe County, Kentucky. On March 15, 2019, the Company was named in an additional lawsuit in the MDL by the City of Paterson, New Jersey. The lawsuits all seek, generally, penalties and/or injunctive relief. On March 15, 2019, the plaintiffs in all of the MDL cases in which the Company was named, except for the City of Paterson case, filed amended complaints which no longer name the Company as a defendant, effectively terminating these lawsuits as to the Company. The City of Paterson lawsuit is not designated as a representative case in the MDL and, therefore, is effectively currently stayed. In April 2019, the City of Norwich, Connecticut and the Town of Enfield, Connecticut filed lawsuits in Connecticut Superior Court. The lawsuits allege violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On June 28, 2019, both cases were transferred to the MDL, where they are effectively stayed.

On May 29, 2018, a lawsuit was filed by Bucks County, Pennsylvania against the Company and other pharmaceutical manufacturers and on June 12, 2018, a lawsuit was filed by Clinton County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors. On June 6, 2018, a lawsuit was filed by Mercer County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors. These lawsuits allege claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. These cases have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. In March 2019, three additional cases were filed in Pennsylvania by two payor groups and Warminster Township. In July 2019, the Company learned of additional lawsuits alleging similar claims which were filed by Warrington Township in the Bucks County Court of Common Pleas, and filed by the City of Lock Haven in the Clinton County Court of Common Pleas. The City of Lock Haven case has been coordinated into the consolidated proceeding before the Delaware County Court of Common Pleas; the Warrington Township case is pending transfer. None of these cases have been designated a Track One case in which discovery would commence, and therefore are effectively stayed at present.

On July 30, 2018, a lawsuit was filed by the City of Worcester, Massachusetts against the Company and other pharmaceutical manufacturers and distributors. The action alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. In February 2019, the City of Worcester case was transferred to the Business Litigation Session of the Superior Court. Additional lawsuits brought by the following cities and counties Massachusetts were filed between October 2018 and April 2019: City of Salem, City of Framingham, Town of Lynnfield, City of Springfield, City of Haverhill, City of Gloucester, Town of Canton, Town of Wakefield, City of Chicopee; Town of Natick; City of Cambridge, and Town of Randolph. With the exception of the

City of Cambridge and the Town of Randolph, each of these additional lawsuits has been coordinated before the Business Litigation Session; the City of Cambridge and Town of Randolph are pending transfer into the Business Litigation Session. The case brought by the City of Springfield has been selected to advance for the purpose of motions practice. The other cases pending before the Business Litigation Session are effectively stayed at present.

On January 11, 2019, the City of Portsmouth filed a lawsuit in Virginia Circuit Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws. On June 24, 2019, the case was removed to the Eastern District of Virginia federal court, where it awaits either coordination in the federal MDL or remand to state court. The plaintiff has filed its opposition to coordination and requested remand to Virginia Circuit Court.

On June 14, 2019, the City of Trenton filed a lawsuit in New Jersey Superior Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws and the New Jersey Drug Dealer Liability Act.

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

Xtampza ER, OxyContin OP from Purdue, and the authorized generic version of OxyContin OP (which is identical to the branded version) are the only extended-release oxycodone products marketed in the United States as of June 2019. In 2018, the extended-release oxycodone market generated approximately $1.8 billion in U.S. sales and there were approximately 3.4 million prescriptions written. OxyContin OP is the largest selling extended-release oxycodone (and largest-selling branded extended-release opioid) in the United States by dollars and prescription volume, with approximately $1.5 billion in U.S. sales in 2018. We conducted a comprehensive preclinical and clinical program for Xtampza ER consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated, among other things, that chewing, and crushing Xtampza ER, and then taking it orally, did not meaningfully change its drug release profile or safety characteristics. On the basis of these studies and clinical trials, the FDA concluded that Xtampza ER has properties that are expected to reduce abuse via the oral and intranasal routes and that are expected to make abuse by injection difficult. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza ER with OxyContin OP — have shown that drug abusers could achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet. In November 2017, we announced the approval of a Supplemental New Drug Application by the FDA for Xtampza ER to include comparative oral pharmacokinetic data from the clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

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

We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began marketing the Nucynta Products in February 2018. Effective August 2018, we entered into a Second Amendment to the Commercialization Agreement to primarily clarify the mechanism for transferring title to products to be sold by the Company pursuant to the agreement and various related matters. Effective November 2018, we entered into a Third Amendment to the Nucynta Commercialization Agreement, which primarily eliminated the guaranteed minimum royalty payment obligations for years 2019, 2020 and 2021. We began shipping and recognizing product sales on the Nucynta Products in January 2018.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza ER to approximately 11,000 health care professionals who write approximately 65% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 150 sales representatives and managers. We are promoting the Nucynta Products to the same health care professionals to whom we promote Xtampza ER, leveraging our existing sales organization. We pay a royalty to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $14.4 million and $31.7 million for the six months ended June 30, 2019 and 2018 respectively. As of June 30, 2019, we had an accumulated deficit of $351.6 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the near future as we continue to commercialize our products. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We believe that our cash and cash equivalents at June 30, 2019, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

RESULTS OF OPERATIONS

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Product revenues, net	$75,040	$73,061	$149,556	$136,810
Costs and expenses
Cost of product revenues	48,654	46,838	97,818	89,944
Research and development	2,459	2,237	5,451	4,505
Selling, general and administrative	28,935	31,279	61,287	62,861
Total costs and expenses	80,048	80,354	164,556	157,310
Loss from operations	(5,008)	(7,293)	(15,000)	(20,500)

Interest expense	(236)	(6,158)	(470)	(11,858)
Interest income	532	391	1,058	646
Net loss	$(4,712)	$(13,060)	$(14,412)	$(31,712)

Comparison of the three months ended June 30, 2019 and June 30, 2018

Product revenues, net were $75.0 million for the three months ended June 30, 2019 (the “2019 Quarter”), compared to $73.1 million for the three months ended June 30, 2018 (the “2018 Quarter”). The $1.9 million increase was related to an increase in revenue for Xtampza ER of $7.9 million, partially offset by a decrease in revenue for the Nucynta Products of $6.0 million. In the 2019 Quarter, Nucynta IR and ER product revenues, net were $29.4 million and $19.6 million, respectively, and Xtampza ER product revenues, net were $26.0 million. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increasing demand. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues was $48.7 million for the 2019 Quarter, compared to $46.8 million for the 2018 Quarter. The $1.9 million increase was primarily related to the recognition of royalty expense for the Nucynta Products, as royalty expense in the 2019 Quarter was recognized as incurred under the terms of the Commercialization Agreement as amended in November 2018, while the expense for the 2018 Quarter was recognized on a straight-line basis through the amortization of the Nucynta Intangible Asset.

Research and development expenses were $2.5 million for the 2019 Quarter, compared to $2.2 million for the 2018 Quarter. The $222,000 increase was primarily related to an increase in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $28.9 million for the 2019 Quarter, compared to $31.3 million for the 2018 Quarter. The $2.4 million decrease was primarily related to:

●	a decrease in sales, marketing and consulting costs of $1.7 million, primarily due to higher one-time costs incurred in the 2018 Quarter to commercialize the Nucynta Products;
●	a decrease in salaries, wages and benefits of $1.0 million, primarily due to changes in employee headcount and lower incentive compensation expense;
●	a decrease in fees and permits, including post-marketing requirements and other regulatory costs, of $662,000; offset by
●	an increase in rent expense of $413,000, primarily related to us taking possession of our new corporate headquarters in mid 2018; and
●	an increase in professional fees, including audit and legal expenses, of $311,000.

Interest expense was $236,000 for the 2019 Quarter, compared to $6.2 million in the 2018 Quarter. The decrease was primarily due to $5.9 million of interest expense recognized in the 2018 Quarter associated with the minimum royalty payments related to the Nucynta Commercialization Agreement. In November 2018, the minimum royalty payments were eliminated upon the execution of the Third Amendment to the Nucynta Commercialization Agreement.

Interest income was $532,000 for the 2019 Quarter, compared to $391,000 in the 2018 Quarter. The $141,000 increase was primarily due to higher interest rates earned on money market funds.

Comparison of the six months ended months June 30, 2019 and June 30, 2018

Product revenues, net were $149.6 million for the six months ended June 30, 2019 (the “2019 Period”), compared to $136.8 million for the six months ended June 30, 2018 (the “2018 Period”). The $12.8 million increase was related to an increase in revenue for Xtampza ER of $17.3 million, partially offset by a decease in revenue for the Nucynta Products of $4.5 million. In the 2019 Period, Nucynta IR and ER product revenues, net were $59.3 million and $39.1 million, respectively, and Xtampza ER product revenues, net were $51.2 million. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increasing demand. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues were $97.8 million for the 2019 Period, compared to $89.9 million for the 2018 Period. The $7.9 million increase was primarily related to the recognition of royalty expense for the Nucynta Products, as royalty expense in the 2019 Period was recognized as incurred under the terms of the Commercialization Agreement as amended in November 2018, while the expense for the 2018 Period was recognized on a straight-line basis through the amortization of the Nucynta Intangible Asset.

Research and development expenses were $5.5 million for the 2019 Period, compared to $4.5 million for the 2018 Period. The $1.0 million increase was primarily due to related to an increase in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $61.3 million for the 2019 Period, compared to $62.9 million for the 2018 Period. The $1.6 million decrease was primarily related to:

●	a decrease in sales, marketing and consulting costs of $1.5 million, primarily due to higher one-time costs incurred in the 2018 Quarter to commercialize the Nucynta Products;
●	a decrease in salaries, wages and benefits of $1.4 million, primarily due to changes in employee headcount and lower incentive compensation expense;
●	a decrease in fees and permits, including post-marketing requirements and other regulatory costs, of $1.4 million; offset by
●	an increase in professional fees $1.7 million, including audit and legal expenses; and
●	an increase in rent expense of $873,000, primarily related to us taking possession of our new corporate headquarters in late 2018.

Interest expense was $470,000 for the 2019 Period, compared to $11.9 million in the 2018 Period. The decrease was primarily due to $11.5 million interest expense recognized in the 2018 Period associated with the minimum royalty payments related to the Nucynta Commercialization Agreement. In November 2018, the minimum royalty payments were eliminated upon the execution of the Third Amendment to the Nucynta Commercialization Agreement.

Interest income was $1.1 million for the 2019 Period, compared to $646,000 in the 2018 Period.  The increase was primarily due to higher interest rates earned on money market funds.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of June 30, 2019, we had $148.7 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents at June 30, 2019, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

There have not been any material changes in borrowing arrangements and equity offerings that were previously disclosed in our most recent Annual Report on Form 10-K.

Cash Flows

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$6,058	$85,268
Net cash used in investing activities	(4,198)	(19,864)
Net cash provided by (used in) financing activities	220	(50,451)
Net increase in cash, cash equivalents and restricted cash	$2,080	$14,953

Operating activities.  Cash provided by operating activities was $6.1 million in the 2019 Period, compared to cash provided by operating activities of $85.3 million in the 2018 Period. The $79.2 million decrease was primarily due to lower non-cash adjustments related to the Nucynta Commercialization Agreement, as in 2018 we were required to make guaranteed minimum royalty payments which were classified as outflows from financing activities, while in 2019 royalty payments were conditional on net sales and therefore classified as outflows from operating activities. In addition, there was lower amortization from the Nucynta Intangible Asset in 2019 compared to 2018 as a result of the Third Amendment to the Nucynta Commercialization Agreement and non-cash interest was reduced to zero. In addition, cash provided by operating activities decreased due to changes in the working capital accounts, partially offset by a benefit from the change in net loss.

Investing activities.  Cash used in investing activities was $4.2 million in the 2019 Period, compared to cash used in investing activities of $19.9 million in the 2018 Period. The $15.7 million decrease in cash used in investing activities was primarily related to the Nucynta Commercialization Agreement, as in 2018 we made a one-time upfront payment of $18.9 million to Assertio to consummate the Nucynta Commercialization Agreement. This decrease was partially offset by an increase of $3.2 million paid for purchases of property, plant, and equipment primarily for the dedicated production suite at our contract manufacturing organization in the 2019 Period.

Financing activities.  Cash provided by financing activities was $220,000 for the 2019 Period, compared to cash used by financing activities of $50.5 million in the 2018 Period. The $50.7 million increase in cash provided by financing activities was primarily related to the Nucynta Commercialization Agreement, as in 2018 we were required to make guaranteed minimum royalty payments which were classified as outflows from financing activities, while in 2019 royalty payments were conditional on net sales and therefore classified as outflows from operating activities. The guaranteed minimum royalty payments paid in the 2018 Period were partially offset by proceeds received from our term loan of $10.0 million. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at June 30, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Our forecast that our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

●	the generation of reasonable levels of revenue from products sales;
●	the cost of growing and maintaining sales, marketing and distribution capabilities for our products;
●	the timing and costs associated with manufacturing our products, for commercial sale and clinical trials
●	the cost of patent infringement litigation, including our litigation with each of Purdue and Teva, relating to Xtampza ER and the Nucynta Products, which may be expensive to defend;
●	the cost of litigation related to opioid marketing and distribution practices;
●	our need to expand our regulatory and compliance functions; and
●	the effect of competing technological and market developments.

If we cannot capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

ADDITIONAL INFORMATION

To supplement our financial results presented on a GAAP basis, we have included information about non-GAAP adjusted income/loss. We internally use this non-GAAP financial measure to understand, manage and evaluate the Company as we believe it represents the performance of our core business. Because this non-GAAP financial measure is an important internal measure for the Company, we believe that the presentation of the non-GAAP financial measure provides analysts, investors and lenders insight into management’s view and assessment of the Company’s ongoing operating performance. In addition, we believe that the presentation of this non-GAAP financial measure, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing the Company’s performance and results from period to period. We report this non-GAAP financial measure in order to portray the results of our major operations – commercializing innovative, differentiated products for people suffering from pain – prior to considering certain income statement elements. This non-GAAP financial measure should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP. The Non-GAAP financial measure is not based on any standardized methodology prescribed by GAAP and represents GAAP net income/loss adjusted to exclude stock-based compensation expense, amortization expense for the Nucynta intangible asset, non-cash interest expense recognized on the Nucynta minimum royalty payments, and minimum royalty payments due and payable in connection with the Nucynta Commercialization Agreement. Any non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, a non-GAAP measure used by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
GAAP net loss	$(4,712)	$(13,060)	$(14,412)	$(31,712)
Non-GAAP adjustments:
Stock-based compensation expense	4,162	3,526	8,425	6,254
Nucynta related amortization expense (1)	3,688	32,407	7,376	61,933
Nucynta non-cash interest expense (2)	—	5,943	—	11,471
Nucynta minimum royalty payment due (3)	—	(33,750)	—	(64,500)
Total non-GAAP adjustments	$7,850	$8,126	$15,801	$15,158
Non-GAAP adjusted income (loss)	$3,138	$(4,934)	$1,389	$(16,554)

	First Quarter	Second Quarter
	2019	2019
GAAP net loss	$(9,700)	$(4,712)
Non-GAAP adjustments:
Stock-based compensation expense	4,263	4,162
Nucynta related amortization expense (1)	3,688	3,688
Nucynta non-cash interest expense (2)	—	—
Nucynta minimum royalty payment due (3)	—	—
Total non-GAAP adjustments	$7,951	$7,850
Non-GAAP adjusted income (loss)	$(1,749)	$3,138

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2018	2018	2018	2018
GAAP net income (loss)	$(18,652)	$(13,060)	$(16,502)	$9,086
Non-GAAP adjustments:
Stock-based compensation expense	2,728	3,526	3,926	3,598
Nucynta related amortization expense (1)	29,526	32,407	32,407	15,494
Nucynta non-cash interest expense (2)	5,528	5,943	5,641	2,169
Nucynta minimum royalty payment due (3)	(30,750)	(33,750)	(33,750)	(33,750)
Total non-GAAP adjustments	$7,032	$8,126	$8,224	$(12,489)
Non-GAAP adjusted loss	$(11,620)	$(4,934)	$(8,278)	$(3,403)

(1) Represents amortization expense of the Nucynta Intangible Asset.
(2) Represents non-cash interest expense associated with the minimum royalty payments of the Nucynta Commercialization Agreement.
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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We began the commercial sale of our first product, Xtampza ER, in June 2016 and assumed responsibility for the sales and marketing of the Nucynta Products in January 2018. Our ability to generate sufficient revenue to become profitable depends upon our ability to successfully commercialize our products and any other products and product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from our current or future products depends on a number of factors, including our ability to:

●	successfully commercialize our products;
●	successfully satisfy FDA post-marketing requirements for our products, including studies and clinical trials that have been required for other extended-release/long acting opioid analgesics and individual studies and clinical trials of our products;
●	set a commercially viable price for our products;
●	manufacture commercial quantities of our products at acceptable cost levels;
●	grow and sustain a commercial organization capable of sales, marketing and distribution for the products we sell;
●	obtain coverage and adequate reimbursement from third parties, including government payors;
●	complete and submit regulatory submissions to the FDA; and
●	comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers.

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

Our operations have consumed substantial amounts of cash. We believe that our cash and cash equivalents at June 30, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, certain economic or strategic factors may require us to seek additional cash through private or public debt or equity offerings.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we also could be required to:

●	significantly delay, scale back or discontinue the development and/or the commercialization of our products or our other research and development initiatives;
●	seek collaborators for our products and/or one or more of our future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
●	relinquish or license on unfavorable terms our rights to technologies, products or future product candidates that we otherwise would seek to develop or commercialize ourselves; or
●	significantly curtail operations.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the generation of sufficient levels of revenue from the sale of our products;
●	the cost of growing and maintaining sales, marketing and distribution capabilities for our products and any other products we may acquire or develop;
●	the outcome, timing and cost of regulatory approvals by the FDA, including the potential for the FDA to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;
●	the timing and costs associated with manufacturing (1) our products, for commercial sale and clinical trials, and (2) our future product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;
●	the cost of litigation relating to our products or future product candidates, including our patent infringement litigation with each of Purdue and Teva, and ongoing litigation related to opioid marketing and distribution practices, which may be expensive to defend;
●	the cost of implementing additional infrastructure and internal systems and hiring additional employees as our organization grows;
●	our need to expand our regulatory and compliance functions; and

●	the effect of competing technological and market developments.

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

Our predecessor was originally incorporated in Delaware in April 2002 under the name Collegium Pharmaceuticals, Inc. and in October 2003, our predecessor changed its name to Collegium Pharmaceutical, Inc. In July 2014, we reincorporated in the Commonwealth of Virginia pursuant to a merger whereby Collegium Pharmaceutical, Inc., a Delaware corporation, merged with and into Collegium Pharmaceutical, Inc., a Virginia corporation, with the Virginia corporation surviving the merger. From 2002 until 2010, our operations focused primarily on marketing proprietary therapies to the wound care and dermatology industry through our former subsidiary, Onset Therapeutics, LLC, which was spun off and became a part of PreCision Dermatology, Inc. in 2010. Since 2010, our operations have focused primarily on developing the DETERx technology platform and identifying and developing product candidates that utilize the DETERx technology, including our first product, Xtampza ER. Although we began the commercial sale of Xtampza ER in June 2016 and acquired the right to commercialize the Nucynta Products in the United States in January 2018, we have a limited track record of successful commercialization of these products. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to successfully commercialize Xtampza ER will depend on many factors, including but not limited to:

●	our ability to successfully satisfy FDA post-marketing requirements, including studies and clinical trials that have been required for other extended-release/long acting opioid analgesics and individual studies of Xtampza ER and its components;
●	our ability to manufacture commercial quantities of Xtampza ER at reasonable cost and with sufficient speed to meet commercial demand;
●	our ability to continue to build and retain a sales and marketing organization to market Xtampza ER;
●	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza ER;
●	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
●	our ability to successfully defend any challenges to our intellectual property or suits asserting patent infringement relating to Xtampza ER;
●	the availability of coverage and adequate reimbursement for Xtampza ER;
●	a continued acceptable safety profile of Xtampza ER; and
●	our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.

Our ability to successfully commercialize the Nucynta Products will depend on many factors including, but not limited to, our ability to:

●	develop and execute our sales and marketing strategies for the Nucynta Products;

●	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

●	maintain and manage the necessary sales, marketing, supply chain, managed markets and other capabilities and infrastructure that are required to successfully integrate and commercialize the Nucynta Products;

●	successfully defend any challenges to intellectual property or suits asserting patent infringement relating to the Nucynta Products;
●	obtain adequate supply of Nucynta ER and Nucynta IR; and

●	comply with applicable legal and regulatory requirements.

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

The FDA can change the product labeling for Xtampza ER at any time. If the product label for Xtampza ER is modified in the future so that the FDA requires us to have additional boxed warning language similar to competitor product labeling stating that “crushing, dissolving or chewing can cause rapid release and absorption of a potentially fatal dose of the active drug” or to exclude the flexible dose administration options, it will limit our ability to differentiate Xtampza ER from other abuse-deterrent opioid formulations on the basis of flexible dosing options, and we may not be able to market Xtampza ER for use by patients with dysphagia who have pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. As a result, this may have an adverse effect on our business and our prospects for future growth.

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

In some cases, patent prosecution of our licenses is controlled solely by the licensor, like in certain circumstances under the Nucynta Commercialization Agreement. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

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

Our commercial organization continues to evolve, and in light of its short history and limited track record, we cannot guarantee that we will be successful in marketing our products that may be approved for marketing. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. Factors that may inhibit our efforts to commercialize our products in the United States include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to reach adequate numbers of physicians who may prescribe our products; and
●	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

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

Physicians, patients, healthcare payors and the medical community may not accept and use our products. Acceptance and use of our products will depend on a number of factors including:

●	the timing of market introduction of our products as well as the availability of competitive products;
●	approved indications, warnings and precautions language that may be less desirable than anticipated;
●	perceptions by members of the healthcare community, including physicians, about the safety and efficacy of our products;
●	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology;
●	the pricing and cost-effectiveness of our products relative to competing products;
●	the potential and perceived advantages of our products over alternative treatments;
●	the convenience and ease of administration to patients of our products;
●	actual and perceived availability of coverage and reimbursement for our products from government or other third-party payors;
●	any negative publicity related to our or our competitors’ products;
●	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;
●	FDA’s and HHS’s policy initiatives of regarding opioids;
●	our ability to implement a REMS; and
●	effectiveness of marketing and distribution efforts by us and any licensees and distributors.

If our products fail to have an adequate level of acceptance by physicians, healthcare payors, patients or the medical community, we will not be able to generate sufficient revenue to become or remain profitable. Since we expect to rely on sales generated by Xtampza ER and the Nucynta Products for substantially all of our revenues for the foreseeable future, the failure of Xtampza ER or the Nucynta Products to maintain market acceptance would harm our business prospects.

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

If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline.

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

Our reliance on a limited number of vendors and, in particular, Patheon, Part of Thermo Fisher Scientific, as our single manufacturer for Xtampza ER, exposes us to the following risks, any of which could delay commercialization of our products, result in higher costs, or deprive us of potential product revenues:

●	Our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand (even after accounting for the increased capacity to be provided by the dedicated facility), may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.
●	Our contract manufacturer could default on their agreement with us to meet our requirements for commercial supplies of Xtampza ER and/or deliver the dedicated facility according to the currently agreed timeline.
●	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of Xtampza ER, before we may use the alternative manufacturer to produce commercial supplies.
●	It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturer and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.
●	If our contract manufacturer were to terminate our arrangement or fail to meet our commercial manufacturing demands, we may be forced to delay our development and commercial programs.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 32%, 32% and 31% of our product shipments for the six months ended June 30, 2019. The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop or commercialize our products. These collaborations, including the Nucynta Commercialization Agreement, pose the following risks to us:

●	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations.
●	Collaborators may not pursue development and commercialization of our product or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.
●	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon our product, repeat or conduct new clinical trials or require a new formulation of our product for clinical testing.
●	Collaborators may fail to obtain necessary regulatory approval, conduct clinical trials inappropriately, or may obtain unfavorable results in their clinical trials, which may have an adverse effect on the development or commercialization of our product.
●	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
●	A collaborator with marketing and distribution rights to our products may not commit sufficient resources to the marketing and distribution of such products.
●	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.
●	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or that result in costly litigation or arbitration that diverts management attention and resources.
●	We may lose certain valuable rights under circumstances specified in our collaborations.
●	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable products.
●	Collaboration agreements may not lead to development or commercialization of products in the most efficient manner or at all. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.
●	Our ability to successfully commercialize products pursuant to collaboration agreements may be adversely affected by disputes or delays arising from supply and/or manufacturing agreements between such collaborators and third parties—agreements to which we may not be a party.

We rely on third parties to conduct our non-clinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if they terminate their agreement with us, we may not be able to maintain regulatory approval for our products and our business could suffer a material adverse effect.

We have relied upon and plan to continue to rely upon contract research organizations (“CROs”) to monitor and manage data for our ongoing non-clinical and clinical programs. We rely on these parties for execution of our non-clinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with federal regulations and current good clinical practices (“GCP”), which are international standards meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, advisors and monitors, enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and

foreign regulatory authorities in the form of International Conference on Harmonization guidelines for all of our products. We are also subject to GLP requirements for our non-clinical study programs. Regulatory authorities enforce GCP and GLP through periodic inspections of trial sponsors, principal investigators, trial sites and animal study sites. In addition, we and our CROs are required to comply with special regulations regarding the enrollment of recreational drug abusers in clinical trials. If we or any of our CROs fail to comply with applicable GCP and other regulations, including as a result of any recent changes in such regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. Failure to comply with applicable regulations in the conduct of the clinical trials for our products may require us to repeat preclinical studies and clinical trials, which would have an adverse impact on our commercial efforts.

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

Risks Related to Our Business and Strategy

Litigation or regulatory action regarding opioid medications could negatively affect our business.

Beginning in 2018, lawsuits alleging damages related to opioids have been filed naming us as a defendant along with other manufacturers of prescription opioid medications. These lawsuits, filed in multiple jurisdictions, are brought by various local governments as well as private claimants, against various manufacturers, distributors and retail pharmacies throughout the United States. These lawsuits generally contend that we have engaged in improper marketing practices related to Xtampza ER. Plaintiffs seek a variety of remedies, including abatement, restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. In some of the lawsuits, the plaintiffs are seeking joint and several liability among the defendants. None of the complaints specify the exact amount of damages at issue. These cases are generally in early stages of litigation.

In addition, certain governmental and regulatory agencies are focused on the abuse of opioid medications, a concern we share, and we have received Civil Investigation Demands from three state attorneys general, investigating our sales and marketing of opioids and seeking documents relating to the manufacture, marketing and sale of opioid medications. We are cooperating fully in these investigations. Managing litigation and responding to governmental investigations is costly and may involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations may involve injunctive relief or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do.

The competition in the pain and opioid market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions.

Our products compete with oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, BioDelivery Sciences, Endo, Mallinckrodt, Pfizer, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

Our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our products. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

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

●	decreased demand for any products;
●	injury to our reputation and significant negative media attention;
●	significant costs to defend the related litigation;
●	substantial monetary awards to patients;
●	loss of revenue;
●	diversion of management and scientific resources from our business operations;
●	termination of clinical trial sites or entire trial programs;
●	withdrawal of clinical trial participants;
●	regulatory or legislative actions that significantly impact the opioid market;
●	the inability to commercialize our products; and
●	an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage.

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

Undesirable adverse reactions associated with our products could cause us, instituational review boards, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive product label or the delay, denial or withdrawal of regulatory approval by the FDA. For example, even though Xtampza ER was generally well tolerated by patients in our clinical trials, in some cases there were adverse reactions, one of which was a serious adverse event, moderate in severity, of gastroesophageal reflux.

If we or others identify undesirable adverse events associated with our products, a number of potentially significant negative consequences could result, including:

●	we may be forced to suspend marketing of the product;
●	regulatory authorities may withdraw their approvals of the product or impose restrictions on its distribution;
●	regulatory authorities may require additional warnings or contradictions in the product label that could diminish the usage or otherwise limit the commercial success of the product;

●	we may be required to conduct additional post-marketing studies;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, CMOs, wholesalers, distributors, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:

●	FDA, DEA or similar regulations of foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities;
●	manufacturing standards;
●	federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by foreign regulatory authorities; or
●	laws that require the reporting of financial information or data accurately.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	federal laws requiring drug manufacturers to report annually information related to certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the Sunshine Act, as well as other state laws regulating marketing activities and requiring manufacturers to report marketing expenditures, payments and other transfers of value to physicians and other healthcare providers;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, potential liability for the failure to report such prices in an accurate and timely manner, and potentially limit our ability to offer certain marketplace discounts; and
●	state equivalents of each of the above laws, including state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors, these factors include:

●	the success of competitive products or technologies;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate;
●	the outcome of any patent infringement or other litigation that may be brought by or against us, including the ongoing Purdue and Teva litigation matters;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	results of clinical trials of our products or those of our competitors;
●	regulatory or legal developments in the United States;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our products or clinical development programs;
●	actual or anticipated variations in our quarterly operating results;
●	the number and characteristics of our efforts to in-license or acquire additional products;
●	introduction of new products or services by us or our competitors;
●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other shareholders;
●	changes in accounting practices;
●	significant lawsuits, including patent or shareholder litigation;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions;
●	publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts; and
●	other events or factors, many of which are beyond our control.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our voting stock, including shares subject to outstanding options. As a result, if these shareholders were to choose to act together, they would be able to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock. Such concentration of ownership control may:

●	delay, defer or prevent a change in control;
●	entrench our management and/or the board of directors; or
●	impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.

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

Certain provisions of Virginia law, the state in which we are incorporated, and our amended and restated articles of incorporation and amended and restated bylaws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. These provisions include:

●	a provision allowing our board of directors to set the terms of and issue preferred stock with rights senior to those of the common stock without any vote or action by the holders of our common stock. The issuance of preferred stock could adversely affect the rights and powers, including voting rights, of the holders of common stock;
●	advance written notice procedures and notice requirements with respect to shareholder proposals and shareholder nomination of candidates for election as directors;
●	a provision that only the board of directors, the chairman of the board of directors or the president may call a special meeting of the shareholders;
●	the application of Virginia law prohibiting us from entering into certain transactions with the beneficial owner of more than 10 percent of our outstanding voting stock for a period of three years after such person first reached that level of stock ownership, unless certain conditions are met;
●	a provision dividing our board of directors into three classes, each serving three-year terms;
●	the requirement that the authorized number of our directors be changed only by resolution of our board of directors;
●	a provision that our board of directors shall fill any vacancies on our board of directors, including vacancies resulting from a board of directors’ resolution to increase the number of directors;

●	limitations on the manner in which shareholders can remove directors from the board of directors;
●	the lack of cumulative voting in the election of directors; and
●	the prohibition on shareholders acting by less-than-unanimous written consent.

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

Our common stock is listed on The NASDAQ Global Select Market (“NASDAQ”). As a NASDAQ listed company, we are required to satisfy the continued listing requirements of NASDAQ for inclusion in the Global Select Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and shareholders’ equity of at least $10.0 million. There can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

As the market value of our common stock held by non-affiliates was greater than $700 million as of the last business day of the most recent second quarter, we ceased to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2018. As a large accelerated filer, we are subject to certain requirements that apply to other public companies but did not previously apply to us. These requirements include:

●	the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;
●	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and

●	the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer.

Therefore, our Annual Reports are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 is expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. The loss of “emerging growth company” status and compliance with the additional requirements substantially increases our legal and financial compliance costs and make some activities more time consuming and costly.

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

As of June 30, 2019, there were outstanding options to purchase an aggregate of 4,190,116 shares of our common stock at a weighted average exercise price of $16.03 per share, of which options to purchase 2,113,346 shares of our common stock were then exercisable. In addition, as of June 30, 2019, the Company had an outstanding warrant with Assertio to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended June 30, 2019:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2019 through April 30, 2019	-	-	-	-
May 1, 2019 through May 31, 2019	3,097	$ 11.46	-	-
June 1, 2019 through June 30, 2019	-	-	-	-
Total	3,097	$ 11.46	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

10.1+	Employment Agreement, effective as of April 1, 2019, by and between Richard Malamut and Collegium Pharmaceutical, Inc. (1)
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

(1)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 7, 2019	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	August 7, 2019	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)