Form 10-Q
period 2019-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2019-11-06
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 33,527,077 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$153,838	$146,633
Accounts receivable	84,380	77,946
Inventory	8,760	7,817
Prepaid expenses and other current assets	2,807	5,116
Total current assets	249,785	237,512
Property and equipment, net	11,579	9,274
Operating lease assets	9,219	—
Intangible assets, net	33,191	44,255
Other noncurrent assets	204	204
Total assets	$303,978	$291,245
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$11,981	$12,150
Accrued expenses	20,614	30,551
Accrued rebates, returns and discounts	165,263	144,783
Current portion of term loan payable	2,875	1,642
Current portion of operating lease liabilities	750	—
Total current liabilities	201,483	189,126
Term loan payable, net of current portion	8,625	9,858
Operating lease liabilities, net of current portion	9,612	—
Other noncurrent liabilities	—	676
Total liabilities	219,720	199,660
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at September 30, 2019 and December 31, 2018; issued and outstanding shares - none at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at September 30, 2019 and December 31, 2018; issued and outstanding shares - 33,523,858 at September 30, 2019 and 33,265,629 at December 31, 2018	34	33
Additional paid-in capital	441,922	428,729
Accumulated deficit	(357,698)	(337,177)
Total shareholders’ equity	84,258	91,585
Total liabilities and shareholders’ equity	$303,978	$291,245

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Product revenues, net	$72,942	$70,176	$222,498	$206,986
Costs and expenses
Cost of product revenues	46,754	46,007	144,572	135,951
Research and development	2,491	1,907	7,942	6,412
Selling, general and administrative	30,072	33,448	91,359	96,309
Total costs and expenses	79,317	81,362	243,873	238,672
Loss from operations	(6,375)	(11,186)	(21,375)	(31,686)

Interest expense	(228)	(5,868)	(698)	(17,726)
Interest income	494	552	1,552	1,198
Net loss	$(6,109)	$(16,502)	$(20,521)	$(48,214)

Loss per share - basic and diluted	$(0.18)	$(0.50)	$(0.62)	$(1.46)
Weighted-average shares - basic and diluted	33,481,923	33,012,174	33,360,272	32,950,584

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2019	2018
Operating activities
Net loss	$(20,521)	$(48,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense for Nucynta asset acquisition	11,064	94,340
Depreciation and amortization, excluding Nucynta asset acquisition	535	732
Stock-based compensation expense	12,562	10,180
Non-cash lease expense	409	—
Non-cash interest expense for Nucynta asset acquisition	—	17,112
Changes in operating assets and liabilities:
Accounts receivable	(6,434)	(56,564)
Inventory	(943)	(1,193)
Prepaid expenses and other assets	2,314	1,523
Accounts payable	(169)	5,995
Accrued expenses	(7,228)	11,181
Accrued rebates, returns and discounts	20,480	92,010
Operating lease assets and liabilities	734	—
Other long-term liabilities	(676)	—
Net cash provided by operating activities	12,127	127,102
Investing activities
Upfront cash paid for Nucynta asset acquisition	—	(18,877)
Purchases of property and equipment	(5,549)	(3,704)
Net cash used in investing activities	(5,549)	(22,581)
Financing activities
Cash paid for common stock offerings costs	—	(30)
Proceeds from issuances of common stock from employee stock purchase plans	817	1,117
Proceeds from term loan amendment, net of repayment of amended term loan	—	10,021
Repayment of asset acquisition obligations	—	(98,250)
Proceeds from the exercise of stock options	531	4,087
Payments made for employee restricted stock tax withholdings	(721)	(470)
Net cash provided by (used in) financing activities	627	(83,525)

Net increase in cash, cash equivalents and restricted cash	7,205	20,996
Cash, cash equivalents and restricted cash at beginning of period	146,633	118,794
Cash, cash equivalents and restricted cash at end of period	$153,838	$139,790

Supplemental disclosure of cash flow information
Cash paid for offering costs	$—	$30
Cash paid for interest	$543	$409

Supplemental disclosure of non-cash activities
Receivable from stock option exercises in other current assets	$5	$—
Acquisition of property and equipment in accounts payable and accrued expenses	$552	$1,456
Operating lease assets assumed	$9,957	$—
Operating lease liabilities assumed	$10,691	$—
Liabilities assumed from Nucynta asset acquisition included in accrued rebates, returns and discounts	$—	$22,406
Liabilities assumed from Nucynta asset acquisition included as a reduction to accounts receivable	$—	$254

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company is a specialty pharmaceutical company committed to being the leader in responsible pain management. The Company’s first product, Xtampza® ER (“Xtampza ER”) is an abuse-deterrent, extended-release, oral formulation of oxycodone. In April 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s new drug application (“NDA”) for Xtampza ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In June 2016, the Company announced the commercial launch of Xtampza ER.

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

The Company believes that its cash and cash equivalents at September 30, 2019, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted Accounting Standard Updated (“ASU”) 2016-02, Leases (ASC Topic 842), as amended, on January 1, 2019, using the modified retrospective approach by initially applying the new standard at the adoption date and recognizing a cumulative-effect adjustment. This adoption method did not impact prior period financial statements and related disclosures. In addition, the Company utilized the package of practical expedients permitted within the transition guidance, which, among other things, allowed the Company to carryforward the historical lease classification. Upon adoption, the new standard resulted in the Company recording material operating lease assets and corresponding operating lease liabilities on its balance sheet. As of September 30, 2019, the Company had operating lease assets of $9,219 and operating lease liabilities of $10,362 primarily related to the operating lease agreement for its corporate headquarters. In addition, the Company implemented new accounting policies, processes and controls to identify and account for leases going forward. For additional information related to lease arrangements and accounting policies, please see Note 11.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2019:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	192,794	13,313	48,242
Changes in estimate related to prior period sales	(2,865)	—	—
Credits/payments made	(180,738)	(2,024)	(49,462)
Balance at September 30, 2019	$138,509	$26,754	$13,621

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

As of September 30, 2019, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

Product revenues, net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Xtampza ER	$26,480	$17,034	$77,632	$50,945
Nucynta Products	46,462	53,142	144,866	156,041
Total product revenues, net	$72,942	$70,176	$222,498	$206,986

4. License Agreements

The Company periodically enters into license agreements to develop and commercialize its products. The Company’s license agreements as of September 30, 2019 are as follows:

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

5. Loss per Common Share

The following table presents the computations of basic and dilutive net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(6,109)	$(16,502)	$(20,521)	$(48,214)
Weighted-average number of common shares used in net loss per share - basic and diluted	33,481,923	33,012,174	33,360,272	32,950,584
Loss per share - basic and diluted	$(0.18)	$(0.50)	$(0.62)	$(1.46)

The following potentially dilutive securities, which represent all outstanding potentially dilutive securities, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in common stock equivalent shares):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Outstanding stock options	4,140,629	3,693,400	4,140,629	3,693,400
Warrants	1,041,667	—	1,041,667	—
Unvested restricted stock (1)	—	7,545	—	7,545
Restricted stock units	868,075	532,787	868,075	532,787
Performance share units	99,400	—	99,400

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2019 and 2018.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at September 30, 2019 and December 31, 2018:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
September 30, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$94,461	$94,461	$—	$—

December 31, 2018
Money market funds, included in cash equivalents	$92,914	$92,914	$—	$—

As of September 30, 2019, the carrying amounts of the Company’s other assets and liabilities approximated their estimated fair values.

7. Inventory

Inventory consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Raw materials	$1,531	$496
Work in process	889	671
Finished goods	6,340	6,650
Total inventory	$8,760	$7,817

The aggregate charges related to excess inventory for the three and nine months ended September 30, 2019 and 2018 were immaterial. These expenses were recorded as a component of cost of product revenues.

8. Intangible Assets

As of September 30, 2019 and December 31, 2018, the Company’s only intangible asset is related to the Nucynta Intangible Asset.

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

The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of September 30,	As of December 31,
	2019	2018
Gross carrying amount	$154,089	$154,089
Accumulated amortization	(120,898)	(109,834)
Intangible assets, net	$33,191	$44,255

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

For the three months ended September 30, 2019 and 2018, the Company recognized amortization expenses of $3,688 and $32,407 respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized amortization expenses of $11,064 and $94,340 respectively. As of September 30, 2019, the remaining amortization period is approximately 2.3 years and the remaining estimated amortization for 2019, 2020 and 2021 is expected to be $3,688, $14,752, and $14,751, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Accrued royalties	$9,464	$15,138
Accrued bonuses	3,289	4,286
Accrued payroll and related benefits	1,949	1,544
Accrued incentive compensation	1,354	1,806
Accrued audit and legal	716	480
Accrued sales and marketing	651	2,193
Accrued interest	429	274
Accrued inventory	222	3,745
Accrued other operating costs	2,540	1,085
Total accrued expenses	$20,614	$30,551

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

The Consent and Amendment bears interest at a rate per annum of 0.75% above the prime rate (as defined in the Consent and Amendment). The Company will repay the Consent and Amendment in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in January 2020. All outstanding principal and accrued and unpaid interest under the Consent and Amendment, and all other outstanding obligations with respect to the Consent and Amendment, are due and payable in full in December 2022. The Company may prepay the Consent and Amendment, in full but not in part, with a prepayment fee of (i) 3.0% of the outstanding principal balance prior to the first anniversary of the Consent and Amendment, (ii) 2.0% of the outstanding principal balance following the first anniversary of the Consent and Amendment and prior to the second anniversary of the Consent and Amendment and (iii) 1.0% of the outstanding principal balance following the second anniversary of the Consent and Amendment, plus, in each case, a final payment fee of $719.

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

As of September 30, 2019, scheduled principal repayments under the Company’s term loan are as follows:

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

As of September 30, 2019, the Company had operating lease assets of $9,219 and operating lease liabilities of $10,362 primarily related to operating lease agreements for its corporate headquarters.

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

Adoption of the new standard resulted in the Company initially recording operating lease assets of $9,957 and corresponding operating lease liabilities of $10,691 on its Condensed Consolidated Balance Sheet, primarily related to the operating lease agreement for its corporate headquarters. In addition, the Company identified an embedded operating lease arrangement that was accounted as a service contract in prior years, as accounting for operating leases and service contracts was similar under legacy GAAP and the accounting for the embedded lease did not result in a material impact to the financial statements. The Company has also implemented new accounting policies, processes and controls to identify and account for leases, including embedded leases, going forward.

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

The Company continues to lease 9,660 square feet of office and research space at its former corporate headquarters located in Canton, Massachusetts (the “Canton Lease”). The Canton Lease terminates in August 2020 and may be extended for an additional five years at the Company’s election. In September 2019, the Company determined it had ceased use of the space and impaired the operating lease asset and adjusted the operating lease liability to the fair value of cost that will continue to be incurred under the Canton Lease. The impact to the consolidated financial statements was immaterial and the impairment expense was recognized as a component of selling, general and administrative expense in the Statement of Operations.

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

Variable lease payments associated with non-lease components of these arrangements were immaterial and expensed as incurred.

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Lease Cost
Operating lease cost	$452	$1,157
Short-term lease cost	219	531
Total lease cost	$671	$1,688

As of September 30,
Lease Term and Discount Rate:	2019
Weighted-average remaining lease term — operating leases (years)	9.7
Weighted-average discount rate — operating leases	6.1%

Nine months ended September 30,
Other Information:	2019
Cash paid for amounts included in the measurement of operating leases liabilities	$748
Leased assets obtained in exchange for new operating lease liabilities	—

Under ASC Topic 842, the Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of September 30, 2019, are as follows:

2019	$340
2020	1,334
2021	1,290
2022	1,328
2023	1,366
After 2023	8,263
Total minimum lease payments	$13,921
Less: Present value discount	3,559
Present value of lease liabilities	$10,362

Under legacy GAAP, the Company’s aggregate future minimum lease payments for its operating leases as of December 31, 2018 were as follows:

2019	$1,032
2020	1,305
2021	1,261
2022	1,299
2023	1,337
After 2023	8,423
Total minimum lease payments	$14,657

12. Equity

The changes in shareholder’s equity for the three and nine months ended September 30, 2019 as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	33,265,629	$33	$428,729	$(337,177)	$91,585
Exercise of common stock options	18,693	—	246	—	246
Issuance for employee stock purchase plan	32,826	—	444	—	444
Vesting of restricted stock units ("RSUs")	101,483	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(33,503)	—	(488)	—	(488)
Stock-based compensation	—	—	4,263	—	4,263
Net loss	—	—	—	(9,700)	(9,700)
Balance, March 31, 2019	33,385,128	$33	$433,194	$(346,877)	$86,350
Exercise of common stock options	8,218	—	58	—	58
Vesting of RSUs	26,304	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(3,097)	—	(35)	—	(35)
Stock-based compensation	—	—	4,162	—	4,162
Net loss	—	—	—	(4,712)	(4,712)
Balance, June 30, 2019	33,416,553	$33	$437,379	$(351,589)	$85,823
Exercise of common stock options	25,271	—	232	—	232
Issuance for employee stock purchase plan	41,316	1	372	—	373
Vesting of RSUs	57,818	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(17,100)	—	(198)	—	(198)
Stock-based compensation	—	—	4,137	—	4,137
Net loss	—	—	—	(6,109)	(6,109)
Balance, September 30, 2019	33,523,858	$34	$441,922	$(357,698)	$84,258

The changes in shareholder’s equity for the three and nine months ended September 30, 2018 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	32,770,678	$33	$402,096	$(298,049)	$104,080
Exercise of common stock options	183,987	—	2,373	—	2,373
Issuance for employee stock purchase plan	50,151	—	510	—	510
Vesting of RSUs	32,573	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(9,810)	—	(216)	—	(216)
Stock-based compensation	—	—	2,728	—	2,728
Net loss	—	—	—	(18,652)	(18,652)
Balance, March 31, 2018	33,027,579	$33	$407,491	$(316,701)	$90,823
Exercise of common stock options	137,419	—	1,532	—	1,532
Vesting of RSUs	20,887	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(6,205)	—	(140)	—	(140)
Stock-based compensation	—	—	3,526	—	3,526
Net loss	—	—	—	(13,060)	(13,060)
Balance, June 30, 2018	33,179,680	$33	$412,409	$(329,761)	$82,681
Exercise of common stock options	13,619	—	182	—	182
Issuance for employee stock purchase plan	36,778	—	607	—	607
Vesting of RSUs	21,125	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(6,176)	—	(114)	—	(114)
Stock-based compensation	—	—	3,926	—	3,926
Net loss	—	—	—	(16,502)	(16,502)
Balance, September 30, 2018	33,245,026	$33	$417,010	$(346,263)	$70,780

Controlled Equity Offering Sales Agreement

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which the Company may issue and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock, up to an aggregate offering price of $60,000 (the “ATM Shares”). The ATM Sales Agreement expired in October 2019. No ATM shares were sold in 2019 or in the year ended December 31, 2018.

Warrants

As of September 30, 2019, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant, which is described in greater detail in Note 8.

13. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development expenses	$525	$388	$1,606	$1,091
Selling, general and administrative expenses	3,612	3,538	10,956	9,089
Total stock-based compensation expense	$4,137	$3,926	$12,562	$10,180

At September 30, 2019, there was approximately $31,051 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

Restricted Stock Units, Performance Share Units, and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the board of directors prior to January 1st). As of September 30, 2019, there were 1,251,722 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination.

In January 2019, the Company granted performance share units (“PSUs”) to certain members of the Company's senior management team. The PSUs will vest following a three-year performance period, subject to the satisfaction of annual and cumulative performance criteria and the executive’s continued employment through the performance period. No shares will be issued if the minimum applicable performance metric is not achieved. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving performance metrics. If there is a change in the estimate of the number of shares that are likely to vest, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. Achievement of the annual and cumulative performance criteria for PSU grants will be determined by the compensation committee. For PSUs granted in 2019, the performance criteria relate to Xtampza ER 2019, 2020, 2021 and three-year cumulative revenue goals. The expense for the three and nine months ended September 30, 2019 was $21 and $63, respectively.

A summary of the Company’s performance share units activity for the nine months ended September 30, 2019 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	99,400	15.90
Outstanding at September 30, 2019	99,400	$15.90

A summary of the Company’s restricted stock units activity for the nine months ended September 30, 2019 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2018	514,603	$20.67
Granted	634,708	15.48
Vested	(185,605)	21.44
Forfeited	(95,631)	18.19
Outstanding at September 30, 2019	868,075	$16.98

A summary of the Company’s stock option activity for the nine months ended September 30, 2019 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2018	3,585,856	$16.20	8.0	$11,170
Granted	1,045,658	15.08
Exercised	(52,182)	10.27
Cancelled	(438,703)	17.96
Outstanding at September 30, 2019	4,140,629	$15.81	7.7	$3,611
Exercisable at September 30, 2019	2,147,473	$14.61	6.7	$3,108

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Nine months ended September 30,
	2019	2018
Risk-free interest rate	2.4%	2.6%
Volatility	63.2%	65.0%
Expected term (years)	6.06	6.11
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three months ended September 30, 2019, 41,316 shares of common stock were purchased for total proceeds of $373. During the nine months ended September 30, 2019, 74,142 shares of common stock were purchased for total proceeds of $817. The expense for the three months ended September 30, 2019 and 2018 was $120 and $156, respectively. The expense for the nine months ended September 30, 2019 and 2018 was $293 and $398, respectively.

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

On March 13, 2018, the Company filed a Petition for Post-Grant Review (“PGR”) of the ʼ961 patent with the Patent Trial and Appeal Board (“PTAB”). The PGR argues that the ʼ961 patent is invalid for lack of a written description, for lack of enablement, for indefiniteness, and as being anticipated by prior art. Purdue filed its Patent Owner Preliminary Response on July 10, 2018. The PTAB entered an order to institute post-grant review of all claims of the ’961 patent on October 4, 2018, upon a finding that it is more likely than not that the claims of the ʼ961 patent are unpatentable. Purdue filed its Patent Owner Response on January 30, 2019. The Company filed its reply on April 12, 2019, and Purdue filed a sur-reply on May 10, 2019. The PTAB held oral argument on the proceedings on July 10, 2019 and was scheduled to issue a decision on the patentability of the ʼ961 patent by no later than October 4, 2019. On September 15, 2019, Purdue commenced a voluntary case under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On September 24, 2019, Purdue gave the PTAB notice of its bankruptcy filing and sought the imposition of an automatic stay of the PGR proceedings. On October 2, 2019, the PTAB extended the one-year period for issuing its decision by up to six months.

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

A claim construction hearing was held on June 1, 2017. On November 21, 2017, the Court issued its claim construction ruling, construing certain claims of the ʼ933, ʼ497, and ʼ717 patents. No trial date has been scheduled. On September 18, 2019, Purdue gave the Court notice of its bankruptcy filing and sought the imposition of an automatic stay of the proceedings. On September 20, the matter was stayed pending further order of the Court.

Once the stay is lifted, the Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

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

On December 6, 2018, the Company filed an Amended Answer asserting an affirmative defense for patent exhaustion. On December 10, 2018, the Court granted the parties’ stipulation for resolution of the Company’s affirmative defense of patent exhaustion and stayed the action, with the exception of briefing on and resolution of the Company’s Motion for Judgment on the Pleadings related to patent exhaustion and any discovery related to that Motion. Also, on December 10, 2018, the Company filed a Rule 12(c) Motion for Judgment on the Pleadings, arguing that the Purdue’s claims were barred by the doctrine of patent exhaustion. Purdue filed its response on January 11, 2019 and the Company filed a reply on January 25, 2019. On June 18, 2019, the court heard oral argument on the Company’s Rule 12(c) Motion for Judgment on the Pleadings. On June 19, 2019, the court issued an order stating that “judgment in Collegium’s favor is warranted under the doctrine of patent exhaustion to the extent Collegium’s alleged infringing activities resulted from sales that fall within the scope of that covenant.” The court explained, however, that based on the current record, it was not possible “to determine whether title of the Nucynta Products was transferred to Collegium” from sales authorized by Purdue’s covenant not to sue. The court ordered discovery on this issue and the case remained “stayed with the exception of discovery and briefing on and resolution of the Company’s anticipated motion for summary judgment based on patent exhaustion.”

On September 19, 2019, Purdue gave the court notice of its bankruptcy filing and sought the imposition of an automatic stay of the proceedings. The Nucynta litigation is subject to the automatic bankruptcy stay.

Pending resolution of the bankruptcy action, the Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Teva Litigation

The Company has fifteen patents listed in the FDA Orange Book as covering the Company’s abuse-deterrent product and methods of using it to treat patients: Patents Nos. 7,399,488; 7,771,707; 8,449,909; 8,557,291; 8,758,813; 8,840,928; 9,044,398; 9,248,195; 9,592,200; 9,682,075; 9,737,530, 9,763,883; 9,968,598; 10,004,729; and 10,188,644 (the “Orange Book Patents”).

Teva Pharmaceuticals USA, Inc. (“Teva”) filed Notice Letters of Patent Certification against all of the fifteen listed Orange Book Patents alleging that they were invalid and/or not infringed by the proposed oxycodone products that are the subject of Teva’s Abbreviated New Drug Application (“ANDA”). On February 22, 2018—within the 45-day period that gives the Company a 30-month stay on FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—the Company sued Teva in the District of Delaware on eleven of the Orange Book Patents. Teva responded to the Company’s complaint on May 14, 2018, alleging that the Orange Book Patents are invalid and are not infringed by Teva’s proposed ANDA products and asserting counterclaims of non-infringement and invalidity of the Orange Book Patents. The Company answered Teva’s counterclaims on June 4, 2018. The parties briefed claim construction and the court heard argument on April 12, 2019. On September 11, 2019, the Court issued a Report and Recommendation construing two of the six terms or sets of terms that are in dispute. The remaining terms will be addressed in one or more forthcoming Report and Recommendations. Fact discovery was scheduled to close on September 20, 2019 and expert discovery was scheduled to close on January 24, 2020.

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

The Company filed a third lawsuit in the District of Delaware, asserting one additional Orange Book Patent, on May 9, 2019. Teva responded to the Company’s complaint on June 6, 2019, alleging that the asserted patent is invalid and is not infringed by Teva’s proposed ANDA products, and asserting counterclaims of non-infringement and invalidity of the asserted patent. The Company answered Teva’s counterclaims on June 27, 2019. The parties filed a proposed Scheduling Order, which the Court entered on September 4, 2019. The parties have exchanged initial disclosures pursuant to that Order.

On September 20, 2019, the parties jointly agreed to stay both litigations, which the Court so ordered. Once the stay is lifted, the Company plans to continue defending this case vigorously.

Opioid Litigation

On March 19, 2018, a lawsuit was filed by multiple local governments in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers and distributors alleging a variety of claims related to opioid marketing and distribution practices. On January 29, 2019, the Company was dismissed from this litigation without prejudice.

On March 21, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers. The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) relating to opioid marketing and distribution practices. On April 14, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio. On April 10, 2018, the conditional transfer was finalized, and the lawsuit was docketed in the MDL on April 11, 2018. On May 4, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in two lawsuits filed in the MDL by the Fiscal Court of Bourbon County, Kentucky and the Fiscal Court of Owen County, Kentucky, relating to opioid marketing and distribution practices. On June 11 and 12, 2018, the Company was named in four lawsuits filed in the MDL by a health system and various member hospitals. On September 26, 2018, the Company was named in two lawsuits filed in the MDL by the Fiscal Court of Lee County, Kentucky and the Fiscal Court of Wolfe County, Kentucky. On March 15, 2019, the plaintiffs in all of the MDL cases in which the Company was named, except for the City of Paterson case, discussed below, filed amended complaints which no longer name the Company as a defendant, effectively terminating these lawsuits as to the Company.

On March 15, 2019, the Company was named in a lawsuit in the MDL by the City of Paterson, New Jersey that alleges violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws, and seeks, generally, penalties and/or injunctive relief. In April 2019, the City of Norwich, Connecticut and the Town of Enfield, Connecticut filed lawsuits in Connecticut Superior Court. The lawsuits allege violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On June 28, 2019, both cases were transferred to the MDL. On January 11, 2019, the City of Portsmouth filed a lawsuit in Virginia Circuit Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws. On October 3, 2019, the case was transferred the MDL. On September 6, 2019, Triad Health Systems filed a class action lawsuit in the MDL on behalf of itself and similarly situated health care systems (the “Triad case”). On October 18, 2019, three counties in Kentucky filed lawsuits in the MDL, naming the Company: the Fiscal Court of Casey County Kentucky; the Fiscal Court of Gallatin County Kentucky; and the Fiscal Court of Lewis County Kentucky. On November 6, 2019, the plaintiffs in these three lawsuits, as well as the Triad case, dismissed the Company from these suits. Each of the remaining lawsuits in the MDL naming the Company seeks, generally, penalties and injunctive relief. None of the remaining lawsuits naming the Company are designated as representative cases in the MDL, and therefore, are effectively currently stayed.

On May 29, 2018, a lawsuit was filed by Bucks County, Pennsylvania against the Company and other pharmaceutical manufacturers and on June 12, 2018, a lawsuit was filed by Clinton County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors. On June 6, 2018, a lawsuit was filed by Mercer County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors. These lawsuits allege claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. These cases have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. In March 2019, three additional cases were filed in Pennsylvania by two payor groups and Warminster Township. The Company has been dismissed from one of the payor group cases. In July 2019, the Company learned of additional lawsuits alleging similar claims which were filed by Warrington Township in the Bucks County Court of Common Pleas, and filed by the City of Lock Haven in the Clinton County Court of Common Pleas. The City of Lock Haven and the Warrington Township cases have been coordinated into the consolidated proceeding before the Delaware County Court of Common Pleas. None of these cases have been designated a Track One case in which discovery would commence, and therefore are effectively stayed at present.

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

On June 14, 2019, the City of Trenton filed a lawsuit in New Jersey Superior Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws and the New Jersey Drug Dealer Liability Act. On August 23, 2019, the case was removed to the District Court of New Jersey, where it awaits either coordination in the federal MDL or remand to state court. The plaintiff has filed its opposition to coordination and requested remand to New Jersey Superior Court.

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

Xtampza ER, OxyContin OP from Purdue, and the authorized generic version of OxyContin OP (which is identical to the branded version) are the only extended-release oxycodone products marketed in the United States as of September 2019. In 2018, the extended-release oxycodone market generated approximately $1.8 billion in U.S. sales and there were approximately 3.4 million prescriptions written. OxyContin OP is the largest selling extended-release oxycodone (and largest-selling branded extended-release opioid) in the United States by dollars and prescription volume, with approximately $1.5 billion in U.S. sales in 2018. We conducted a comprehensive preclinical and clinical program for Xtampza ER consistent with FDA guidance on abuse-deterrence. These studies and clinical trials demonstrated, among other things, that chewing, and crushing Xtampza ER, and then taking it orally, did not meaningfully change its drug release profile or safety characteristics. On the basis of these studies and clinical trials, the FDA concluded that Xtampza ER has properties that are expected to reduce abuse via the oral and intranasal routes and that are expected to make abuse by injection difficult. By contrast, clinical trials performed by us and others — including head-to-head clinical trials comparing Xtampza ER with OxyContin OP — have shown that drug abusers could achieve rapid release and absorption of the active ingredient by manipulating OxyContin OP using common household tools and methods commonly available on the Internet. In November 2017, we announced the approval of a Supplemental New Drug Application by the FDA for Xtampza ER to include comparative oral pharmacokinetic data from the clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin OP and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

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

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $20.5 million and $48.2 million for the nine months ended September 30, 2019 and 2018 respectively. As of September 30, 2019, we had an accumulated deficit of $357.7 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur net losses in the near future as we continue to commercialize our products. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We believe that our cash and cash equivalents at September 30, 2019, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

RESULTS OF OPERATIONS

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Product revenues, net	$72,942	$70,176	$222,498	$206,986
Costs and expenses
Cost of product revenues	46,754	46,007	144,572	135,951
Research and development	2,491	1,907	7,942	6,412
Selling, general and administrative	30,072	33,448	91,359	96,309
Total costs and expenses	79,317	81,362	243,873	238,672
Loss from operations	(6,375)	(11,186)	(21,375)	(31,686)

Interest expense	(228)	(5,868)	(698)	(17,726)
Interest income	494	552	1,552	1,198
Net loss	$(6,109)	$(16,502)	$(20,521)	$(48,214)

Comparison of the three months ended September 30, 2019 and September 30, 2018

Product revenues, net were $72.9 million for the three months ended September 30, 2019 (the “2019 Quarter”), compared to $70.2 million for the three months ended September 30, 2018 (the “2018 Quarter”). The $2.7 million increase was related to an increase in revenue for Xtampza ER of $9.4 million, partially offset by a decrease in revenue for the Nucynta Products of $6.7 million. In the 2019 Quarter, Xtampza ER product revenues, net were $26.5 million, compared to $17.0 million for the 2018 Quarter. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increasing demand. In the 2019 Quarter, Nucynta IR and ER product revenues, net were $28.1 million and $18.3 million, respectively, compared to $34.3 million and $18.9 million, respectively, for the 2018 Quarter. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues was $46.8 million for the 2019 Quarter, compared to $46.0 million for the 2018 Quarter. The $747,000 increase was primarily related to the recognition of royalty expense for the Nucynta Products, as royalty expense in the 2019 Quarter was recognized as incurred under the terms of the Commercialization Agreement as amended in November 2018, while the expense for the 2018 Quarter was recognized on a straight-line basis through the amortization of the Nucynta Intangible Asset.

Research and development expenses were $2.5 million for the 2019 Quarter, compared to $1.9 million for the 2018 Quarter. The $584,000 increase was primarily related to an increase in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $30.1 million for the 2019 Quarter, compared to $33.4 million for the 2018 Quarter. The $3.3 million decrease was primarily related to:

●	a decrease in sales, marketing and consulting costs of $3.8 million, primarily due to higher one-time costs incurred in the 2018 Quarter to commercialize the Nucynta Products;
●	a decrease in salaries, wages and benefits of $471,000, primarily due to lower incentive compensation expense; offset by
●	an increase in fees, permits and other regulatory costs of $539,000; and
●	an increase in rent expense of $383,000, primarily related to us taking possession of our new corporate headquarters in mid-2018.

Interest expense was $228,000 for the 2019 Quarter, compared to $5.9 million in the 2018 Quarter. The decrease was primarily due to $5.6 million of interest expense recognized in the 2018 Quarter associated with the minimum royalty payments related to the Nucynta Commercialization Agreement. In November 2018, the minimum royalty payments were eliminated upon the execution of the Third Amendment to the Nucynta Commercialization Agreement.

Interest income was $494,000 for the 2019 Quarter, compared to $552,000 in the 2018 Quarter. The $58,000 decrease was primarily due to a lower balance invested in money market funds partially offset by higher interest rates earned in the 2019 Quarter.

Comparison of the nine months ended September 30, 2019 and September 30, 2018

Product revenues, net were $222.5 million for the nine months ended September 30, 2019 (the “2019 Period”), compared to $207.0 million for the nine months ended September 30, 2018 (the “2018 Period”). The $15.5 million increase was related to an increase in revenue for Xtampza ER of $26.7 million, partially offset by a decrease in revenue for the Nucynta Products of $11.2 million. In the 2019 Period, Xtampza ER product revenues, net were $77.6 million compared to $51.0 million for the 2018 Period. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increasing demand. In the 2019 Period, Nucynta IR and ER product revenues, net were $87.5 million and $57.4 million, respectively, compared to $95.7 million and $60.3 million, respectively, for the 2018 Period. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues was $144.6 million for the 2019 Period, compared to $136.0 million for the 2018 Period. The $8.6 million increase was primarily related to the recognition of royalty expense for the Nucynta Products, as royalty expense in the 2019 Period was recognized as incurred under the terms of the Commercialization Agreement as amended in November 2018, while the expense for the 2018 Period was recognized on a straight-line basis through the amortization of the Nucynta Intangible Asset.

Research and development expenses were $7.9 million for the 2019 Period, compared to $6.4 million for the 2018 Period. The $1.5 million increase was primarily due to related to an increase in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $91.4 million for the 2019 Period, compared to $96.3 million for the 2018 Period. The $4.9 million decrease was primarily related to:

●	a decrease in sales, marketing and consulting costs of $5.4 million, primarily due to higher one-time costs incurred in the 2018 Period to commercialize the Nucynta Products;
●	a decrease in salaries, wages and benefits of $1.7 million, primarily due to lower incentive compensation expense;
●	a decrease in fees and permits, including post-marketing requirements, of $1.3 million; offset by
●	an increase in professional fees of $1.7 million, including audit and legal expenses; and
●	an increase in rent expense of $1.3 million, primarily related to us taking possession of our new corporate headquarters in mid-2018.

Interest expense was $698,000 for the 2019 Period, compared to $17.7 million in the 2018 Period. The decrease was primarily due to $17.1 million interest expense recognized in the 2018 Period associated with the minimum royalty payments related to the Nucynta Commercialization Agreement. In November 2018, the minimum royalty payments were eliminated upon the execution of the Third Amendment to the Nucynta Commercialization Agreement.

Interest income was $1.6 million for the 2019 Period, compared to $1.2 million in the 2018 Period.  The increase was primarily due to higher interest rates earned on money market funds.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred net losses from operations since inception. Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of September 30, 2019, we had $153.8 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents at September 30, 2019, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

Other than the expiration of the ATM Sales Agreement in October 2019, there have not been any material changes in borrowing arrangements and equity offerings that were previously disclosed in our most recent Annual Report.

Cash Flows

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$12,127	$127,102
Net cash used in investing activities	(5,549)	(22,581)
Net cash provided by (used in) financing activities	627	(83,525)
Net increase in cash, cash equivalents and restricted cash	$7,205	$20,996

Operating activities.  Cash provided by operating activities was $12.1 million in the 2019 Period, compared to cash provided by operating activities of $127.1 million in the 2018 Period. The $115.0 million decrease was primarily due to lower non-cash adjustments related to the Nucynta Commercialization Agreement, as in 2018 we were required to make guaranteed minimum royalty payments which were classified as outflows from financing activities, while in 2019 royalty payments were conditional on net sales and therefore classified as outflows from operating activities. Further, there was lower amortization from the Nucynta Intangible Asset in 2019 compared to 2018 as a result of the Third Amendment to the Nucynta Commercialization Agreement and non-cash interest was reduced to zero. In addition, cash provided by operating activities decreased due to changes in the working capital accounts, partially offset by a benefit from the change in net loss.

Investing activities.  Cash used in investing activities was $5.5 million in the 2019 Period, compared to cash used in investing activities of $22.6 million in the 2018 Period. The $17.1 million decrease in cash used in investing activities was primarily related to the Nucynta Commercialization Agreement, as in 2018 we made a one-time upfront payment of $18.9 million to Assertio to consummate the Nucynta Commercialization Agreement. This decrease was partially offset by an increase of $1.8 million paid for purchases of property, plant, and equipment primarily for the dedicated production suite at our contract manufacturing organization in the 2019 Period.

Financing activities.  Cash provided by financing activities was $627,000 for the 2019 Period, compared to cash used by financing activities of $83.5 million in the 2018 Period. The $84.2 million increase in cash provided by financing activities was primarily related to the Nucynta Commercialization Agreement. In 2018 we were required to make guaranteed minimum royalty payments which were classified as outflows from financing activities, while in 2019, royalty payments were conditional on net sales and therefore classified as outflows from operating activities. The guaranteed minimum royalty payments paid in the 2018 Period were partially offset by term loan proceeds of $10.0 million. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at September 30, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP net loss	$(6,109)	$(16,502)	$(20,521)	$(48,214)
Non-GAAP adjustments:
Stock-based compensation expense	4,137	3,926	12,562	10,180
Nucynta related amortization expense (1)	3,688	32,407	11,064	94,340
Nucynta non-cash interest expense (2)	—	5,641	—	17,112
Nucynta minimum royalty payment due (3)	—	(33,750)	—	(98,250)
Total non-GAAP adjustments	$7,825	$8,224	$23,626	$23,382
Non-GAAP adjusted income (loss)	$1,716	$(8,278)	$3,105	$(24,832)

	First Quarter	Second Quarter	Third Quarter
	2019	2019	2019
GAAP net loss	$(9,700)	$(4,712)	$(6,109)
Non-GAAP adjustments:
Stock-based compensation expense	4,263	4,162	4,137
Nucynta related amortization expense (1)	3,688	3,688	3,688
Nucynta non-cash interest expense (2)	—	—	—
Nucynta minimum royalty payment due (3)	—	—	—
Total non-GAAP adjustments	$7,951	$7,850	$7,825
Non-GAAP adjusted income (loss)	$(1,749)	$3,138	$1,716

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2018	2018	2018	2018
GAAP net income (loss)	$(18,652)	$(13,060)	$(16,502)	$9,086
Non-GAAP adjustments:
Stock-based compensation expense	2,728	3,526	3,926	3,598
Nucynta related amortization expense (1)	29,526	32,407	32,407	15,494
Nucynta non-cash interest expense (2)	5,528	5,943	5,641	2,169
Nucynta minimum royalty payment due (3)	(30,750)	(33,750)	(33,750)	(33,750)
Total non-GAAP adjustments	$7,032	$8,126	$8,224	$(12,489)
Non-GAAP adjusted loss	$(11,620)	$(4,934)	$(8,278)	$(3,403)

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our operations have consumed substantial amounts of cash. We believe that our cash and cash equivalents at September 30, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, certain economic or strategic factors may require us to seek additional cash through private or public debt or equity offerings.

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

The FDA can change the product labeling for Xtampza ER at any time. Per FDA guidance, data that emerges from post-marketing studies or other sources could prompt the FDA to withdraw or amend its approval of the product labeling describing the abuse deterrent properties of the formulation. If the product label for Xtampza ER is modified in the future so that the FDA requires us to have additional boxed warning language similar to competitor product labeling stating that “crushing, dissolving or chewing can cause rapid release and absorption of a potentially fatal dose of the active drug” or to exclude the flexible dose administration options, it will limit our ability to differentiate Xtampza ER from other abuse-deterrent opioid and this may have an adverse effect on our business and our prospects for future growth.

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

Conversely, if Assertio, upon whom we rely for commercial supply of the Nucynta Products and other forms of support for the commercialization of the Nucynta Products pursuant to the terms of the Nucynta Commercialization Agreement, experiences a disruption of its ordinary course of business for any reason, such disruption may impair our ability to obtain and effectively commercialize the Nucynta Products and may therefore have an adverse impact on our financial condition.

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

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. In July 2018, the DEA published final guidelines strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota management regulatory system. For 2019, the DEA has proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas; and DEA has proposed further decreasing manufacturing quotas in 2020 five of the six opioids fentanyl, hydrocodone, hydromorphone, oxycodone, oxymorphone), by an average of 28%. Together with reductions in morphine, this is a 53% decrease since 2016. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Effective July 2019, New York imposed an excise tax on the first sale of an opioid unit by a registrant in New York based on morphine milligram equivalents. In addition, in 2019 several other states, including Delaware, Minnesota, and Rhode Island, enacted laws that imposed similar taxes or fees on the sale of opioids. Other states could impose similar taxes or fees, and such laws and proposals can vary in the tax and fee amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations.

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

Recently, CVS Pharmacy announced it would only fill first-time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of the FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate-release forms of opiates and mandate the use by prescribers of prescription drug databases and mandate prescriber education. FDA has announced that it will advance policies to require that immediate-release formulations of opioids be made available in fixed-quantity packaging- such as blister packs- to further encourage the writing of prescriptions for short durations for common acute pain conditions and procedures. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. We are currently subject to such lawsuits and investigations, as discussed under the heading “Legal Proceedings” in this report. Many of these changes and others could cause us to expend additional resources in developing and commercializing our products to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our products and cause our products to be less commercially successful.

If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active pharmaceutical ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products. In November 2017, FDA issued a final guidance to assist industry in the development of generic versions of approved opioids with abuse-deterrent formulations, including recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart. In the second half of 2018, the FDA posted three revised product-specific guidances related to generic abuse-deterrent opioid formulations, including one guidance specifically relating to Xtampza ER, which recommend specific in vivo studies and in vitro study considerations for abuse deterrence evaluations. These guidances are part of FDA’s wider focus on assisting developers of generic abuse-deterrent formulations navigate the regulatory path to market more quickly. Earlier market entry of generic abuse-deterrent formulations could have a material adverse effect on our business.

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

In our current commercial manufacturing operations, and as we scale up manufacturing of our products and conduct required stability testing, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to proceed with our planned clinical trials, obtain regulatory approval for commercial marketing and build commercial supplies. In the future, we may identify impurities, which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses, failure to obtain or maintain approval or limitations in our commercial supply.

We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors, that loss may materially adversely affect our financial condition and results of operations.

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 33%, 31% and 30% of our product shipments for the nine months ended September 30, 2019. The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases , could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Undesirable adverse reactions associated with our products could cause us, institutional review boards, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive product label or the delay, denial or withdrawal of regulatory approval by the FDA. For example, even though Xtampza ER was generally well tolerated by patients in our clinical trials, in some cases there were adverse reactions, one of which was a serious adverse event, moderate in severity, of gastroesophageal reflux.

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

Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

Legislators and regulators in the U.S. are proposing new and more robust cybersecurity rules in light of the recent broad-based cyberattacks at a number of companies. These initiatives could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our information technology and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

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

As the market value of our common stock held by non-affiliates was greater than $700 million as of the last business day of the second quarter of 2018, we ceased to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2018. As a large accelerated filer, we are subject to certain requirements that apply to other public companies but did not previously apply to us. These requirements include:

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

As of September 30, 2019, there were outstanding options to purchase an aggregate of 4,140,629 shares of our common stock at a weighted average exercise price of $15.81 per share, of which options to purchase - shares of our common stock were then exercisable. In addition, as of September 30, 2019, the Company had an outstanding warrant with Assertio to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended September 30, 2019:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	4,067	$ 12.26	-	-
August 1, 2019 through August 31, 2019	12,297	$ 11.27	-	-
September 1, 2019 through September 30, 2019	736	$ 12.44	-	-
Total	17,100	$ 11.56	-	-

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Collegium Pharmaceutical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 6, 2019	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2019	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)