Form 10-K
period 2019-12-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2020-02-27
CIK 1267565

04

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-37372

Collegium Pharmaceutical, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	03-0416362 (I.R.S. Employer Identification Number)

100 Technology Center Drive Stoughton, MA (Address of principal executive offices)	02072 (Zip Code)

(781) 713-3699

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered:
Common stock, par value $0.001 per share	COLL	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $416.0 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2019 of $13.15 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2020, there were 34,050,862 shares of the registrant's common stock, par value, $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2019, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Forward-Looking Statements

Statements made in this Annual Report on Form 10-K that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we may in-license from third parties;
●	our ability to obtain and maintain regulatory approval of our products and any product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products and any product candidates, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P. and Teva Pharmaceuticals USA, Inc. (“Teva”);
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and to manufacture adequate quantities of commercially salable inventory;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our operations and business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory developments in the United States;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”), compliance;
●	the loss of key commercial, scientific or management personnel;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Annual Report on Form 10-K (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

These and other risks are described under the heading “Risk Factors” in this Annual Report on Form 10-K. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company committed to being the leader in responsible pain management. Our first product Xtampza ER, is an abuse-deterrent, extended-release, oral formulation of oxycodone. In April 2016, the U.S. Food and Drug Administration (“FDA”) approved our New Drug Application (“NDA”), for Xtampza ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In June 2016, we announced the commercial launch of Xtampza ER.

Our product portfolio also includes Nucynta ER and Nucynta IR (collectively, the “Nucynta Products”). In December 2017, we entered into a Commercialization Agreement with Assertio Therapeutics, Inc. (formerly known as Depomed) (“Assertio”), pursuant to which we licensed the right to commercialize the Nucynta Products in the United States. Nucynta ER is an extended-release (“ER”) formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate-release (“IR”) formulation of tapentadol that is indicated for the management of acute adult pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began marketing the Nucynta Products in February 2018. On February 13, 2020, we closed our acquisition of certain assets related to the Nucynta Products, including the right to commercialize the Nucynta Products in the United States and certain regulatory and supply chain assets (the “Nucynta Acquisition”), from Assertio for an aggregate purchase price of $375.0 million, subject to certain adjustments as set forth in that certain Asset Purchase Agreement, dated as of February 6, 2020, by and between us and Assertio (the “Nucynta Purchase Agreement”).

For the fiscal year ended December 31, 2019, we generated $296.7 million in net revenues, comprised of $105.0 million from sales of Xtampza ER and $191.7 million from sales of the Nucynta Products.

We are headquartered in Stoughton, Massachusetts and our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “COLL.”

Pain, Pain Management and Opioid Abuse in the United States

Acute and Chronic Pain

Pain can be classified along many different variables, including severity, duration and etiology. There are two broad categories of pain based on duration: acute pain, or pain that is self-limited and generally requires treatment for no more than up to a few weeks, and chronic pain, or pain that lasts beyond the healing of an injury or that persists longer than 3-6 months. According to a 2018 U.S. Centers for Disease Control and Prevention (“CDC”) report, chronic pain affects between 50-100 million U.S. adults annually, with as many as 19.6 million of those adults experiencing high impact chronic pain, defined as pain that interferes with daily life or work activities. Acute pain is even more prevalent and can occur after an injury, burn, trauma or surgery.

Chronic pain leads to over $560 billion in healthcare and productivity costs each year according to a 2011 report from the Institute of Medicine. In addition, studies suggest that healthcare costs for people suffering from chronic pain are higher, and often substantially higher, than for those without chronic pain.

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

In 2019, there were approximately 170 million prescriptions for opioids written in the United States, representing a 9% decline from 2018 levels and including approximately 3.7 million prescriptions for branded extended-release opioids, approximately 14.2 million prescriptions for generic extended-release opioids, and greater than 152 million prescriptions for immediate-release opioids.

Increasingly, practitioners and regulators are focusing on multidisciplinary, multimodal approaches to pain management, including exercise, physical and psychotherapy, and opioid and non-opioid medications. Recognizing the role that opioid therapy continues to play in effective management of moderate to severe pain in appropriate patients, these groups are advocating for best practices that support appropriate opioid prescribing practices that may help mitigate the risk of addiction and other adverse events to patients.

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

The CDC described abuse of prescription drugs in the United States as a vast and deadly epidemic. According to a 2019 CDC report, there were a record-high 70,237 drug overdose deaths in the United States in 2017, representing a rate of 21.7 per 100,000 persons. Prescription and/or illicit opioids were involved in 47,600, or 67.8%, of these drug overdose deaths, with over 17,000 of these fatalities attributed to prescription opioids alone. According to the CDC, the most recent data suggest that opioid-involved overdose deaths declined from 2017 to 2018, in contrast to the sharp increases during 2014 to 2017.

The opioid epidemic has, in addition to its death toll, imposed significant burdens on the U.S. healthcare system. In 2016, an estimated 91,840 hospitalizations occurred for opioid-related poisonings in the U.S. In addition, 2016 saw an estimated 197,970 emergency department visits for opioid-related poisonings in the U.S. A nonprofit group that studies the health economy recently estimated that the opioid epidemic has cost the U.S. more than a trillion dollars since 2001, based on CDC mortality data through June of 2017. The greatest financial cost of the epidemic, according to the report, is in lost earnings and productivity losses to employers.

Despite the reduction in opioid prescriptions and the heightened awareness of the risks associated with opioid use, abuse of prescription opioids, including extended-release formulations, continues to be a major public health issue. In 2017, an estimated 11.4 million, or 4.2% of persons aged 12 and older, reported opioid misuse in the prior year. In response to issues surrounding abuse of prescription opioids, pharmaceutical companies have developed novel, abuse-deterrent formulation strategies. Abuse-deterrent formulations target the known or expected routes of abuse, such as crushing in order to snort or dissolving in order to inject, for the specific opioid drug substance. The FDA has encouraged the development of prescription opioids with abuse-deterrent formulations to help combat the opioid crisis and expanding access to abuse deterrent formulations is part of the FDA’s comprehensive Opioids Action Plan.

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

Recent actions to address the opioid abuse epidemic include:

●	FDA guidance: In April 2015, the FDA adopted final guidance regarding studies and clinical trials that should be conducted to demonstrate that a given formulation has abuse-deterrent properties, how those studies and clinical trials will be evaluated, and what product labeling claims may be approved based on the results of those studies and clinical trials. The guidance describes four categories of abuse-deterrence studies and clinical trials: Categories 1, 2 and 3 consist of pre-marketing studies and clinical trials designed to evaluate a product candidate’s potentially abuse-deterrent properties under controlled conditions, while Category 4, post-marketing clinical trials and studies, assesses the real-world impact of abuse-deterrent formulations. The final guidance also provides examples of product label claims that may be made based on the results of the corresponding studies and clinical trials.

●	FDA Opioids Action Plan: In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The FDA’s plan is part of a broader initiative led by the U.S. Department of Health and Human Services (“HHS”), to address opioid-related overdose, death and dependence. As part of the HHS initiative:

o	CDC Prescribing Guidelines: In March 2016, the CDC released a new Guideline for Prescribing Opioids for Chronic Pain intended to assist primary care providers treating adults for chronic pain in outpatient settings. The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy.

o	Enhanced Warnings and Safety Labeling: In March 2016, the FDA announced required enhanced warnings for immediate-release opioid pain medications related to risks of misuse, abuse, addiction, overdose, and death. Subsequently, there have been several class-wide labeling changes, including the addition of boxed warnings relating to serious risks of using certain opioids medications along with benzodiazepines and other central nervous system depressants, including alcohol (Decembers 2016); and additional information relating to the new class-wide REMS (Septembers 2018).

●	Passage of the Comprehensive Addiction and Recovery Act (CARA and CARA 2.0): In 2016, the Comprehensive Addiction and Recovery Act (“CARA”), was enacted to address the national epidemics of prescription opioid abuse and heroin use. Consistent with the initiatives of HHS, this legislation sought to, among other things, expand the availability of naloxone for law enforcement and other first responders; form an interagency task force to develop best practices for pain management with opioid medications; and provide resources to improve state monitoring of controlled substances, including opioids. In 2018, CARA 2.0 was introduced as follow-up legislation to limit initial prescriptions for opioids to 3 days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care.

●	Passage of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act): In November 2018, the SUPPORT Act was enacted as a comprehensive legislative response to the continuing opioid epidemic. It includes a number of measures directed towards regulation and improvement of treatment for substance use-disorder and increased coverage by CMS of medically-assisted treatment options. In addition, the SUPPORT Act requires HHS to report to Congress on existing barriers to access to abuse-deterrent opioid formulations by Medicare Part C and D beneficiaries.

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

Xtampza ER, OxyContin from Purdue, and the authorized generic version of OxyContin (which is identical to the branded version) are the only extended-release oxycodone products marketed in the United States as of January 2020. In 2019, the extended-release oxycodone (OER) market generated approximately $1.5 billion in gross U.S. sales and there were approximately 2.8 million prescriptions written. OxyContin is the largest selling extended-release oxycodone (and largest-selling branded extended-release opioid) in the United States by dollars and prescription volume, with approximately $1.2 billion in U.S. sales and approximately 2.1 million prescriptions written in 2019. Relative to 2018, dollars generated by sales for OxyContin and its authorized generic forms written in the United States in 2019 declined 19%, with a 23% decline prescription volume. In 2019, there were approximately 466,000 prescriptions of Xtampza ER written.

Xtampza ER and OxyContin (along with its authorized generic) feature the same active pharmaceutical ingredient and feature abuse-deterrent technologies – though the abuse deterrent technologies are designed differently. In November 2017, we announced FDA approval of a Supplemental New Drug Application (“sNDA”) for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release). In the study, Xtampza ER maintained its extended-release pharmacokinetic profile when crushed, while OxyContin showed a rapid release of oxycodone when crushed with common household tools; crushed OxyContin was bioequivalent to crushed oxycodone IR. The sNDA also added results from an oral human abuse potential study and an oral abuse deterrent claim to the label, making Xtampza ER the only single-agent extended-release oxycodone with oral, intranasal, and intravenous abuse-deterrent labeling.

We believe Xtampza ER is well-positioned to capture a significant share of extended-release oxycodone market.

Nucynta ER and Nucynta IR

In December 2017, we entered into the Nucynta Commercialization Agreement, pursuant to which Assertio agreed to grant us a sublicense of certain of its intellectual property related to the Nucynta Products for commercialization of such products in the United States. On January 9, 2018, we amended the Nucynta Commercialization Agreement and consummated the transactions contemplated thereby. On February 13, 2020, we closed the Nucynta Acquisition.

Upon the closing of the Nucynta Acquisition and the termination of the Nucynta Commercialization Agreement (except for certain sections that survive in accordance with the Nucynta Purchase Agreement), we assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products. We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and we began commercial promotion of the Nucynta Products in February 2018. The Nucynta Commercialization Agreement initially required us to pay guaranteed minimum royalty of $135.0 million per year through December 2021, as well as a variable royalty based on annual net sales over $233.0 million. On November 8, 2018, we amended certain terms of the Nucynta Commercialization Agreement, which eliminated the $135.0 million guaranteed minimum annual royalties and adjusted the royalty structure such that beginning on January 1, 2019, we were obligated to make royalty payments to Assertio conditional upon net sales.

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

Pursuant to the Nucynta Commercialization Agreement, Assertio was historically responsible for manufacturing and delivering to us the Nucynta Products for commercialization in the United States. As part of our partnership with Assertio, we participated in a Joint Manufacturing Steering Committee with our counterparts at Assertio, through which we take part in decisions regarding the commercial manufacturing of the Nucynta Products. Effective upon the closing of the Nucynta Acquisition, we assumed responsibility for manufacturing the Nucynta Products for commercialization in the United States. Nucynta ER is produced at a Janssen facility in Puerto Rico pursuant to a supply agreement that we assumed from Assertio in connection with the Nucynta Acquisition. At the time of closing of the Nucynta Acquisition, Assertio had initiated a technology transfer to enable manufacturing of Nucynta ER at Patheon; we have assumed responsibility for completing such technology transfer in connection with the Nucynta Acquisition. Nucynta is produced at a contract manufacturing organization, Cambrex, pursuant to a manufacturing and supply agreement that we assumed from Assertio in connection with the Nucynta Acquisition.

Drug Substances

The active pharmaceutical ingredient to formulate Xtampza ER is oxycodone base, which presents as myristate salt in the Xtampza ER formulation. We currently procure this active pharmaceutical ingredient pursuant to a supply agreement with a single U.S.-based manufacturer. We are aware of other suppliers who we would expect to be able to satisfy our commercial orders.

The active pharmaceutical ingredient used in the Nucynta Products is tapentadol, which is supplied by a single U.S.-based manufacturer.

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

Marketing and Commercialization

We commercialize Xtampza ER and the Nucynta Products in the United States with a dedicated field sales force, consisting of approximately 150 sales representatives and managers, to call on the approximately 11,000 health care professionals who write approximately 65% of the branded extended-release opioid prescriptions in the United States, with a primary focus on pain specialists. In addition, we employ medical science liaisons to respond to clinician inquiries about Xtampza ER and the Nucynta Products. We also employ a market-access team to support our formulary approval and payor contracting.

We have developed positioning and messaging campaigns, a publication strategy, initiatives with payor organizations, and distribution and national accounts strategies. Our marketing strategy focuses on increasing awareness of the differentiated features of Xtampza ER and the Nucynta Products.

We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and government agencies. Our wholesalers and distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. Three of our customers comprised 10% or more of our revenue during the year ended December 31, 2019. These customers comprised 34%, 31% and 30% of revenue, respectively.

Intellectual Property

The protection of patents, designs, trademarks and other proprietary rights that we own or license is critical to our success and competitive position. Xtampza ER is protected by seventeen issued patents in the United States (which cover both the abuse-deterrent technology and methods of using it to treat patients), one granted and two pending applications in the European Patent Office, two issued patents in Canada, and one issued patent in each of Japan and Australia. Finally, we have six patent applications pending in the United States, one pending patent application in each of Canada and Japan, and one pending PCT application. Our issued U.S. patents are projected to expire in 2023, 2025, 2030, and 2036 and our pending patent applications in the United States, if issued, would be projected to expire in 2023, 2030, and 2036. In addition, we use a unique and proprietary process to manufacture our products that requires significant know how, which we currently protect as trade secrets.

We have concluded that some of our technology is best protected as proprietary know-how, rather than through obtaining patents. Except for licenses from Grünenthal GmbH to commercialize the Nucynta Products in the United States and its territories, our technology and products are not in-licensed from any third party, and we own all of the rights to Xtampza ER. We believe we have freedom to operate in the United States and other countries, but there can be no assurance that other companies, known and unknown, will not attempt to assert their intellectual property against us.

We also rely on trademarks and trade designs to develop and maintain our competitive position. We have received trademark registration for Collegium Pharmaceutical, Inc., DETERx, and Xtampza ER in the United States, and acquired trademarks associated with the Nucynta Products in connection with the Nucynta Acquisition.

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

Xtampza ER

Currently, the only extended-release opioid drugs on the market that have an abuse-deterrent product label, in addition to Xtampza ER, are OxyContin and Hysingla®, both from Purdue, and MorphaBond ER from Daiichi Sankyo. Hysingla is a once a day hydrocodone product. MorphaBond ER is a twice daily morphine product formulated with a hard tablet and gelling polymers.

In addition, there are two other extended-release opioid drugs with abuse deterrent product labeling that are not currently marketed: Arymo from Zyla and Embeda from Pfizer. Other companies have products indicated for the treatment of moderate to severe, around-the-clock, long-term pain for which alternative treatments are not available, but these products do not have abuse-deterrent claims in their labels, including Pernix and Mallinckrodt, as well as several generic companies.

We believe the key competitive factors that will affect the commercial success of Xtampza ER include the degree of abuse deterrence, bioavailability, therapeutic efficacy, and convenience of dosing and distribution, as well as their safety, cost and tolerability profiles. Xtampza ER may also face competition from commercially available generic and branded extended-release and long-acting opioid drugs other than oxycodone, including fentanyl, hydromorphone, oxymorphone and methadone, as well as opioids that are currently in clinical development, including a generic version of Xtampza ER for which Teva recently submitted an Abbreviated New Drug Application (“ANDA”) to the FDA and which is the subject of patent infringement litigation filed by us in February 2018.

Xtampza ER competes against all extended-release opioids, including Purdue’s OxyContin and its authorized generics. Although no generic oxycodone extended-release products are currently commercially available, it is possible that generic forms of OxyContin could become available, in which case Xtampza ER would compete with any such generic oxycodone extended-release products.

The Nucynta Products

Nucynta ER competes against other long-acting opioid medications, including: OxyContin; Butrans; Belbuca; and Embeda.

Nucynta IR competes primarily against short-acting opioids used for the management of acute pain in adults severe enough to require an opioid analgesic and for which alternative treatments are inadequate. There are numerous such medicines, including: generic hydrocodone acetaminophen; generic oxycodone; generic oxycodone acetaminophen; and generic tramadol.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations govern the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of the product from the market, injunctions, fines, civil penalties, and criminal prosecution. Failure to meet FDA requirements for approval would also result in a medication not being approved for marketing.

The process of developing a pharmaceutical product and obtaining FDA approval to market the medication in the United States typically involves:

●	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practices (“GLP”), regulation;

●	submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin in the United States;

●	approval by an independent institutional review board, at each clinical trial site before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices (“GCP”) to establish the safety and efficacy of the proposed drug product for each indication for which FDA approval is sought;

●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations;

●	submission to the FDA of an NDA;

●	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

●	FDA review and approval of the NDA.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined.

●	Phase 1: The drug is initially introduced into healthy human subjects or patients, and is tested to assess safety, dose tolerance, absorption, metabolism, PK, pharmacological actions, side effects associated with increasing doses, and, in some cases, early evidence of effectiveness.
●	Phase 2: The drug is typically tested in a limited patient population to begin to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common AEs and safety risks. Multiple Phase 2 trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive Phase 3 clinical trials.
●	Phase 3: If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials (often called “pivotal trials”) are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the clinical trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Sponsors of clinical trials generally must register and report key parameters of certain clinical trials at the NIH-maintained website ClinicalTrials.gov.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. Pursuant to agreements reached during reauthorization of the Prescription Drug User Fee Act (“PDUFA”), the FDA has a goal of acting on most original NDAs within six months or ten months of the application submission or filing date (the FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing), depending on the nature of the drug. The FDA has a number of programs intended to help expedite testing, review, and approval of drug candidates that meet the applicable eligibility criteria. The FDA may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Where a sponsor wishes to expand the originally approved prescribing information, such as by adding a new indication, it must submit and obtain approval of an sNDA. Changes to an indication generally require additional clinical studies, which can be time-consuming and require the expenditure of substantial additional resources. Under PDUFA, the target timeframe for the review of an sNDA to add a new clinical indication is six or ten months from the receipt date, depending on whether or not the sNDA has priority review. As with an NDA, if the FDA determines that it cannot approve an sNDA in its current form, it will issue a complete response letter as discussed above.

REMS

The FDA has the authority to require a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of the approval of an NDA or after approval to ensure that the benefits of a drug outweigh its risks. If the FDA determines a REMS is necessary for a new drug, the drug sponsor must submit a proposed REMS plan as part of its NDA prior to approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits continue to outweigh its risks. A REMS can include medication guides, communication plans for healthcare professionals, and Elements To Assure Safe Use (“ETASU”). In addition, the REMS must include a timetable to periodically assess the strategy, at a minimum, at 18 months, three years, and seven years after the REMS approval. The requirement for a REMS can materially affect the potential market and profitability of a drug.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, guidance and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Post-Approval Requirements

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

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active pharmaceutical ingredient in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or efficacy of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired. For further detail regarding our litigation with Teva regarding the ANDA filed by Teva relating to Xtampza ER, refer to “Item 3. Legal Proceedings”.

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA, discussed in more detail below, that relies on the FDA’s findings regarding that drug. A sponsor may obtain a three-year period of exclusivity for a change to an approved drug, such as the addition of a new indication to the labeling or a new formulation, if the supplement includes reports of new clinical trials (other than bioavailability clinical trials) essential to the approval of the supplement.

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

DEA and Opioid Regulation

Our products are regulated as “controlled substances” as defined in the Controlled Substances Act (“CSA”), which establishes registration, security, recordkeeping, reporting, storage, distribution, importation, exportation and other requirements administered by the DEA.

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

In addition, a DEA quota system, which was amended in 2018 to require sponsors to strengthen controls over diversion of controlled substances, controls and limits the availability and production of controlled substances in Schedule I or II. In November 2017, the DEA reduced the amount of almost every Schedule II opiate and opioid medication that may be manufactured in the U.S. in calendar year 2018 by 20%. For 2019, the DEA proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas. The DEA proposed further decreasing manufacturing quotas in 2020 for five of the six opioids (fentanyl, hydrocodone, hydromorphone, oxycodone, oxymorphone), by an average of 28%. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required.

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

The DEA also requires drug manufacturers to design and implement a system that identifies suspicious orders of controlled substances, such as those of unusual size, those that deviate substantially from a normal pattern and those of unusual frequency, prior to completion of the sale. A compliant suspicious order monitoring system includes well-defined due diligence, “know your customer” efforts and order monitoring.

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

The federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Under the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of 42 U.S.C. § 1320a-7b, constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Anti-Kickback Statute and implementing regulations provide for certain exceptions for “safe harbors” for certain discounting, rebating or personal services arrangements, among other things. However, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult. Violations of the federal Anti-Kickback Statute can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.

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

The qui tam provisions of the False Claims Act and similar state laws allow a private individual to bring civil actions on behalf of the federal or state government and to share in any monetary recovery. The Federal Physician Payments Sunshine Act and similar state laws impose reporting requirements for various types of payments to physicians and teaching hospitals. Failure to comply with required reporting requirements under these laws could subject manufacturers and others to substantial civil money penalties. In addition, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical and medical device companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical and medical device products, including state investigations and litigation by certain government entities regarding our marketing of opioid products.

Third-Party Payor Coverage and Reimbursement

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

While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for Xtampza ER, the Nucynta Products and any other products we may seek to commercialize, and to operate profitably.

Healthcare Reform

In the United States, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. The Medicare Modernization Act imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

In March 2010, the Affordable Care Act was enacted, which significantly changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

●	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	a licensure framework for follow-on biologic products;

●	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

●	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

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

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years, and is likely to lead to increases in insurance premiums. It is uncertain how or whether this legislation may affect our customers and, accordingly, our financial operations.

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

Employees

As of December 31, 2019, we had a total of 255 full-time employees. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Executive Officers of the Company

The following table lists the positions, names and ages of our executive officers as of February 27, 2020:

Name	Age	Position(s)
Joseph Ciaffoni	48	Director, President and Chief Executive Officer
Alison Fleming	45	Executive Vice President and Chief Technology Officer
Paul Brannelly	47	Executive Vice President and Chief Financial Officer
Scott Dreyer	47	Executive Vice President and Chief Commercial Officer
Shirley Kuhlmann	36	Executive Vice President and General Counsel
Richard Malamut	60	Executive Vice President and Chief Medical Officer

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

Richard Malamut, M.D., Executive Vice President and Chief Medical Officer. Dr. Malamut has served as our Chief Medical Officer since April 2019. Prior to joining us, Dr. Malamut served as Chief Medical Officer, Head of Research and Development and Senior Vice President at Braeburn Pharmaceuticals from June 2018 to January 2019; Chief Medical Officer at Avanir Pharmaceuticals from November 2016 to June 2018; and Senior Vice President of Global Clinical Development at Teva Pharmaceuticals Industries Ltd from March 2013 to November 2016. Dr. Malamut also previously held roles of increasing responsibility at Bristol-Myers Squibb and AstraZeneca focusing on early clinical development and translational medicine in neurology and analgesia. Dr. Malamut holds a medical degree from Hahnemann University in June 1985 and a B.S. in Biology from Trinity College in May 1981. Dr. Malamut worked as a board-certified academic and clinical neurologist for 17 years and has more than 50 publications in the fields of pain medicine, neuromuscular disease, autonomic disease and neurodegenerative disease.

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

Available Information

We maintain a website at www.collegiumpharma.com. We make available, free of charge on our website, our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). We also make available, free of charge on our website, the reports filed with the SEC by our officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The SEC also maintains a website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding us, and other issuers that file electronically. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Form 10-K.

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

Our operations have consumed substantial amounts of cash. We believe that our cash and cash equivalents at December 31, 2019, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, certain economic or strategic factors may require us to seek additional cash through private or public debt or equity offerings.

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

As of December 31, 2019, we had a federal net operating loss (“NOL”), carryforward of approximately $292.3 million and state NOL carryovers of approximately $222.6 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022, and the state NOL carryforwards begin to expire in 2030. We also had U.S. federal tax credits of approximately $4.0 million, and state tax credits of approximately $1.1 million. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC 382”).

The federal R&D credit generally has a twenty-year carryover term, and our state R&D credit is generally available for a fifteen-year carryover.

Under IRC 382, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change NOLs and other pre-ownership change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control.

During 2019, we completed a study to assess the impact of ownership changes, if any, on our ability to use our NOL and tax credit carryovers. As a result of the study, we concluded that there were ownership changes that occurred in the years 2006, 2012 and 2015 that could be subject to IRC 382 limitations. Of our total federal NOL carryovers of $292.3 million at December 31, 2019, approximately $29.0 million are estimated to expire unbenefited due to IRC 382 annual limitations, and approximately $0.1 million of state NOL carryovers are estimated to expire unbenefited due to IRC 382 limitations. In addition, of our federal R&D credit carryovers of $4.0 million at December 31, 2019, approximately $1.2 million are estimated to expire unbenefited due to IRC 382 limitations. These IRC 382 annual limitations may limit our ability to use these pre-ownership change federal and state NOL carryovers and pre-ownership change federal tax credit carryovers, which may potentially increase our future federal and state income tax liability.

As of December 31, 2019, and December 31, 2018, we have provided a full valuation allowance for deferred tax assets including NOL and tax credit carryovers.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations to our debtholders.

In February 2020, in connection with the Nucynta Acquisition, we incurred (i) $143.8 million in principal amount of indebtedness in the form of convertible notes; and (ii) $200.0 million in secured indebtedness pursuant to our

Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (the “2020 Loan Agreement”). In January 2020, we paid off the outstanding principal and accrued interest under our term loan facility with Silicon Valley Bank with cash on hand. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing shareholders as a result of issuing shares of our common stock upon conversion of the convertible notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the convertible notes, and our cash needs may increase in the future. In addition, our 2020 Loan Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase our convertible notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the notes or pay cash upon their conversion. Noteholders, subject to a limited exception described in the notes, may require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion. Our failure to repurchase notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. Concurrently with the closing of the Nucynta Acquisition, we incurred approximately $200.0 million of term loans under our 2020 Loan Agreement. Such indebtedness will amortize on a quarterly basis, and is due to fully mature in 2024. We may not have sufficient funds to satisfy all amounts due under our other indebtedness (including the 2020 Loan Agreement) and the notes.

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

Our ability to successfully commercialize Xtampza ER will depend on many factors, including but not limited to:

●	our ability to successfully satisfy FDA post-marketing requirements, including studies and clinical trials that have been required for other extended-release/long acting opioid analgesics and individual studies of Xtampza ER and its components;
●	our ability to manufacture commercial quantities of Xtampza ER at reasonable cost and with sufficient speed to meet commercial demand;
●	our ability to continue to build and retain a sales and marketing organization to market Xtampza ER;
●	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza ER;
●	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
●	our ability to successfully defend any challenges to our intellectual property or suits asserting patent infringement relating to Xtampza ER;
●	the availability of coverage and adequate reimbursement for Xtampza ER;
●	a continued acceptable safety profile of Xtampza ER; and
●	our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.

Our ability to successfully commercialize the Nucynta Products will depend on many factors including, but not limited to, our ability to:

●	develop and execute our sales and marketing strategies for the Nucynta Products;

●	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

●	maintain and manage the necessary sales, marketing, supply chain, managed markets and other capabilities and infrastructure that are required to successfully commercialize the Nucynta Products;

●	successfully defend any challenges to intellectual property or suits asserting patent infringement relating to the Nucynta Products;
●	our ability to manufacture commercial quantities of Nucynta ER and Nucynta IR at reasonable cost and with sufficient speed to meet commercial demand; and

●	comply with applicable legal and regulatory requirements.

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

Xtampza ER was approved with label language describing abuse-deterrent properties of the formulation with respect to the nasal and IV routes of abuse, consistent with Guidance for Industry, “Abuse-Deterrent Opioids- Evaluation and Labeling”. In November 2017, the FDA approved an sNDA for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim. Per FDA guidance, data that emerges from post-marketing studies or other sources could prompt the FDA to withdraw or amend its approval of the product labeling describing the abuse deterrent properties of the formulation, which withdrawal or amendment could adversely impact our ability to successfully commercialize Xtampza ER.

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

The FDA has approved REMS for extended-release and long acting (“LA”), opioid drugs formulated with the active pharmaceutical ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone, and others as part of a federal initiative to address prescription drug abuse and misuse, or the ER/LA opioid REMS. In September 2018, the FDA announced that immediate-release opioid drugs will be subject to the same REMS as ER/LA opioids (now called the Opioid Analgesic REMS). One of the primary goals of the REMS is to ensure that the benefits of these drugs continue to outweigh the risks.

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

In addition, later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. The failure to obtain or maintain requisite governmental approvals or FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects, could delay or preclude us from further developing, marketing or realizing the full commercial potential of our products.

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

Pursuant to the Leahy-Smith Act, the United States transitioned to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. In addition, third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office (the “USPTO”) and may become involved in opposition, derivation, reexamination, or inter partes review challenging our patent rights or the patent rights of others. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, non-obviousness and enablement. It is possible that prior art of which both we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, there may exist prior art of which we were or are aware, and which we did not or do not consider relevant to our patents, but which could nevertheless be determined to render our patents invalid. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could have a material adverse effect on our competitive position with respect to third parties.

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

Physicians, patients, healthcare payors and the medical community may not accept and use our products. Acceptance and use of our products will depend on a number of factors including:

●	the timing of market introduction of our products as well as the availability of competitive products;
●	approved indications, warnings and precautions language that may be less desirable than anticipated;
●	perceptions by members of the healthcare community, including physicians, about the safety and efficacy of our products;
●	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology;
●	the pricing and cost-effectiveness of our products relative to competing products;
●	the potential and perceived advantages of our products over alternative treatments;
●	the convenience and ease of administration to patients of our products;
●	actual and perceived availability of coverage and reimbursement for our products from government or other third-party payors;
●	any negative publicity related to our or our competitors’ products;

●	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;
●	FDA’s and HHS’s policy initiatives regarding opioids;
●	our ability to implement a REMS; and
●	effectiveness of marketing and distribution efforts by us and any licensees and distributors.

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

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. In July 2018, the DEA published final guidelines strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota management regulatory system. For 2019, the DEA has proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas. The DEA has proposed further decreasing manufacturing quotas in 2020 for five of the six opioids (fentanyl, hydrocodone, hydromorphone, oxycodone, oxymorphone), by an average of 28%. Together with reductions in morphine, this is a 53% decrease since 2016. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Risks Related to Our Dependence on Third Parties

If the third-party manufacturers of Xtampza ER or the Nucynta Products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges in completing our dedicated facility at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business.

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources and expertise to manufacture and test, on a commercial scale, the technical performance of our products. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturers for our products, as well as other vendors to formulate, test, supply, store and distribute our products and we control only certain aspects of their activities. In 2016, we began to construct a dedicated facility for a portion of the Xtampza ER manufacturing process, at a site operated by our contract manufacturing organization, Patheon. This dedicated facility has required significant capital expenditures and, when operational, is likely to result in significantly increased fixed costs. This dedicated facility requires the maintenance of additional regulatory approvals and entails other costs, all of which we will need to absorb. We cannot guarantee that we will be able to successfully leverage the dedicated facility in a timely or profitable manner, or within the budget that we currently project. If the demand for Xtampza ER and any future related products never meets our expectations and forecasts, or if we do not produce the output we plan, we may not be able to realize the return on investment we anticipated, which would have a negative impact on our financial condition and results of operations.

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources.

Our reliance on a limited number of vendors and, in particular, Patheon, part of Thermo Fisher Scientific, as our single manufacturer for Xtampza ER and the future manufacturer of Nucynta ER, exposes us to the following risks, any of which could delay commercialization of our products, result in higher costs, or deprive us of potential product revenues:

●	Our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand (even after accounting for the increased capacity to be provided by the dedicated facility), may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.
●	Our contract manufacturer could default on their agreement with us to meet our requirements for commercial supplies of our products and/or deliver the dedicated facility according to the currently agreed timeline.
●	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products, before we may use the alternative manufacturer to produce commercial supplies.
●	It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturer and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.
●	If our contract manufacturer were to terminate our arrangement or fail to meet our commercial manufacturing demands, we may be forced to delay our development and commercial programs.

Failure to obtain the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture our products could adversely affect our ability to commercialize the product, which could in turn adversely affect our results of operations and financial condition. Certain components of Xtampza ER are naturally derived products, for which we rely on sole suppliers. The inability of any of our raw material suppliers to provide components that meet our specifications and requirements could adversely impact our ability to manufacture our product. Furthermore, the quota procurement process limits the amount of DEA-controlled active pharmaceutical ingredient we have available for manufacture. Consequently, we are limited in our ability to execute a business strategy that builds appreciable safety stock of finished drug product.

Our reliance on third parties reduces our control over our development and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require that our products to be manufactured according to cGMP. Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to a shortage of commercial product. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

Any stock out, or failure to obtain sufficient supplies of any of our products, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture each of our products, could adversely affect our ability to commercialize such products, which could in turn adversely affect our results of operations and financial condition. Assertio, our previous commercialization partner with respect to the Nucynta Products, experienced delays in the manufacture, packaging and delivery of certain dosage strengths of Nucynta ER in the third and fourth quarters of 2017 and the first quarter of 2018 following Hurricanes Irma and Maria in Puerto Rico. We may experience further outages in the future.

Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredient of our products, any production problems with our supplier could have a material adverse effect on us.

We presently depend upon a single supplier for the active pharmaceutical ingredient for Xtampza ER (oxycodone base) and the Nucynta Products (tapentadol) and we contract with this supplier for commercial supply of our products. Although we have identified an alternate source for oxycodone base for Xtampza ER, it would be time-consuming and costly to qualify this source. Any changes executed by our supplier to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our supplier were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs, we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 34%, 31% and 30% of our product shipments for the year ended December 31, 2019. The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

We may not be successful in establishing development and commercialization collaborations, which could adversely affect, and potentially prohibit, our ability to develop or commercialize our products. These collaborations pose the following risks to us:

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

Beginning in 2018, lawsuits alleging damages related to opioids have been filed naming us as a defendant along with other manufacturers of prescription opioid medications. These lawsuits, filed in multiple jurisdictions, are brought by various local governments as well as private claimants, against various manufacturers, distributors and retail pharmacies throughout the United States. These lawsuits generally contend that we have engaged in improper marketing practices related to Xtampza ER and the Nucynta Products. Plaintiffs seek a variety of remedies, including abatement, restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. In some of the lawsuits, the plaintiffs are seeking joint and several liability among the defendants. None of the complaints specify the exact amount of damages at issue. These cases are generally in early stages of litigation.

In addition, certain governmental and regulatory agencies are focused on the abuse of opioid medications, a concern we share, and we have received Civil Investigation Demands or subpoenas from four state attorneys general, investigating our sales and marketing of opioids and seeking documents relating to the manufacture, marketing and sale of opioid medications. We are cooperating fully in these investigations. Managing litigation and responding to governmental investigations is costly and may involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations may involve injunctive relief or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

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

We are highly dependent upon the services of our key personnel, including our President and Chief Executive Officer, Joseph Ciaffoni, our Chief Technology Officer, Alison Fleming, PhD, our Chief Financial Officer, Paul Brannelly, our Chief Commercial Officer, Scott Dreyer, our General Counsel, Shirley Kuhlmann, and our Chief Medical Officer, Richard Malamut, M.D. Each employee is employed by us at will and is permitted to terminate his or her employment with us at any time pursuant to the terms of his or her employment agreement. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Mr. Ciaffoni, Dr. Fleming, Mr. Brannelly, Mr. Dreyer, Ms. Kuhlmann or Dr. Malamut could impede the achievement of our development and commercialization objectives.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of our products. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products and any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	federal laws requiring drug manufacturers to report annually information related to certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the Sunshine Act, as well as other state laws regulating marketing activities and requiring manufacturers to report marketing expenditures, payments and other transfers of value to physicians and other healthcare providers;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs,

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

Certain provisions of Virginia law, the state in which we are incorporated, and our amended and restated articles of incorporation and amended and restated bylaws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. These provisions include:

●	a provision allowing our Board of Directors to set the terms of and issue preferred stock with rights senior to those of the common stock without any vote or action by the holders of our common stock. The issuance of preferred stock could adversely affect the rights and powers, including voting rights, of the holders of common stock;
●	advance written notice procedures and notice requirements with respect to shareholder proposals and shareholder nomination of candidates for election as directors;
●	a provision that only the Board of Directors, the chairman of the Board of Directors or the president may call a special meeting of the shareholders;
●	the application of Virginia law prohibiting us from entering into certain transactions with the beneficial owner of more than 10% of our outstanding voting stock for a period of three years after such person first reached that level of stock ownership, unless certain conditions are met;
●	a provision dividing our Board of Directors into three classes, each serving three-year terms;
●	the requirement that the authorized number of our directors be changed only by resolution of our Board of Directors;
●	a provision that our Board of Directors shall fill any vacancies on our Board of Directors, including vacancies resulting from a Board of Directors’ resolution to increase the number of directors;

●	limitations on the manner in which shareholders can remove directors from the Board of Directors;
●	the lack of cumulative voting in the election of directors; and
●	the prohibition on shareholders acting by less-than-unanimous written consent.

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

As of December 31, 2019, there were outstanding options to purchase an aggregate of 3,955,887 shares of our common stock at a weighted average exercise price of $16.00 per share, of which options to purchase 2,094,720 shares of our common stock were then exercisable. In addition, as of December 31, 2019, we had an outstanding warrant with Assertio to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters are located in Stoughton, Massachusetts, where we lease 50,678 square feet of office and laboratory space. We use this facility for research and development, commercial and general and administrative purposes. The corporate headquarters lease expires in July 2029 and the lease term may be extended for two additional five-year terms at our election.

We believe that our existing facilities are adequate for our current and expected future needs. We may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

Item 3.  Legal Proceedings

Xtampza ER Litigation

We filed the NDA for Xtampza ER as a 505(b)(2) application, which allows us to reference data from an approved drug listed in the FDA’s Orange Book, in this case OxyContin. The 505(b)(2) process requires that we certify to the FDA and notify Purdue Pharma, L.P (“Purdue”), as the holder of the NDA and any other Orange Book-listed patent owners, that we do not infringe any of the patents listed for OxyContin in the Orange Book, or that the patents are invalid. We made such certification and provided such notice on February 11, 2015 and such certification documented why Xtampza ER does not infringe any of the 11 Orange Book listed patents for OxyContin, five of which have been invalidated in court proceedings. Under the Hatch-Waxman Act of 1984, Purdue had the option to sue us for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

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

On March 13, 2018, we filed a Petition for Post-Grant Review (“PGR”) of the ʼ961 patent with the Patent Trial and Appeal Board (“PTAB”). The PGR argues that the ʼ961 patent is invalid for lack of a written description, for lack of enablement, for indefiniteness, and as being anticipated by prior art. Purdue filed its Patent Owner Preliminary Response on July 10, 2018. The PTAB entered an order to institute post-grant review of all claims of the ’961 patent on October 4, 2018, upon a finding that it is more likely than not that the claims of the ʼ961 patent are unpatentable. Purdue filed its Patent Owner Response on January 30, 2019. We filed our reply on April 12, 2019, and Purdue filed a sur-reply on May 10, 2019. The PTAB held oral argument on the proceedings on July 10, 2019 and was scheduled to issue a decision on the patentability of the ʼ961 patent by no later than October 4, 2019. On September 15, 2019, Purdue commenced a voluntary case under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On September 24, 2019, Purdue gave the PTAB notice of its bankruptcy filing and sought the imposition of an automatic stay of the PGR proceedings. On October 2, 2019, the PTAB extended the one-year period for issuing its decision by up to six months.

In October 2017, and in response to the filing of our Supplemental NDA (“sNDA”) seeking to update the drug abuse and dependence section of the Xtampza ER label, Purdue filed another suit asserting infringement of the ʼ933 and ʼ919 patents. We filed a motion to dismiss that action, and the Court granted our motion on January 16, 2018.

The suits that remain pending have been consolidated by the District of Massachusetts. The Court issued an order on September 28, 2018 in which it granted in part a motion for summary judgment that we filed, in which the Court ruled that the Xtampza ER formulation does not infringe the ʼ497 and ʼ717 patents. As a result, only the ʼ933, the ʼ919, and the ʼ961 patents remain in dispute. On October 16, 2018, we filed a motion to stay proceedings in the district court on the ‘961 patent pending the PGR. Purdue has made a demand for monetary relief but has not quantified its alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of our products accused of infringement. We have denied all claims and have requested a judgment that the remaining asserted patents are invalid and/or not infringed. We are also seeking a judgment that the case is exceptional and have requested an award of our attorneys’ fees for defending the case.

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

Once the stay is lifted, we plan to defend this case vigorously. At this stage, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Nucynta Litigation

On February 7, 2018, Purdue filed a patent infringement suit against us in the District of Delaware. Specifically, Purdue argues that our sale of immediate-release and extended-release Nucynta infringes U.S. Patent Nos. 9,861,583, 9,867,784, and 9,872,836. Purdue has made a demand for monetary relief in its complaint but has not quantified its alleged damages.

On December 6, 2018, we filed an Amended 10, 2018, the Court granted the parties’ stipulation for resolution of our affirmative defense of patent exhaustion and stayed the action, with the exception of briefing on and resolution of our

Motion for Judgment on the Pleadings related to patent exhaustion and any discovery related to that Motion. Also, on December 10, 2018 we filed a Rule 12(c) Motion for Judgment on the Pleadings, arguing that the Purdue’s claims were barred by the doctrine of patent exhaustion. Purdue filed its response on January 11, 2019, and we filed a reply on January 25, 2019. On June 18, 2019, the Court heard oral argument on our Rule 12(c) Motion for Judgment on the Pleadings. On June 19, 2019, the Court issued an order stating that “judgment in Collegium’s favor is warranted under the doctrine of patent exhaustion to the extent Collegium’s alleged infringing activities resulted from sales that fall within the scope of that covenant.” The Court explained, however, that based on the current record, it was not possible “to determine whether title of the Nucynta Products was transferred to Collegium” from sales authorized by Purdue’s covenant not to sue. The Court ordered discovery on this issue and the case remained “stayed with the exception of discovery and briefing on and resolution of our anticipated motion for summary judgment based on patent exhaustion.”

On September 19, 2019, Purdue gave the Court notice of its bankruptcy filing and sought the imposition of an automatic stay of the proceedings. The Nucynta litigation is subject to the automatic bankruptcy stay.

Pending resolution of the bankruptcy action, we plan to defend this case vigorously. At this stage, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Teva Litigation

Presently, we have seventeen patents listed in the FDA Orange Book as covering our abuse-deterrent product and methods of using it to treat patients: U.S. Patents Nos. 7,399,488; 7,771,707; 8,449,909; 8,557,291; 8,758,813; 8,840,928; 9,044,398; 9,248,195; 9,592,200; 9,682,075; 9,737,530, 9,763,883; 9,968,598; 10,004,729; 10,188,644; 10,525,052; and 10,525,053 (the “Orange Book Patents”).

Teva filed an ANDA seeking FDA approval to market generic extended-release oxycodone capsule products (the “proposed ANDA products”). Teva also filed certifications with the FDA that its proposed ANDA products will not infringe the Orange Book Patents and/or that the Orange Book Patents are invalid. Teva sent us a Notice Letter indicating that it had made such certification to the FDA.

On February 22, 2018—within the 45-day period that gives us a 30-month stay of FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—we sued Teva in the District of Delaware on eleven of the twelve Orange Book Patents that were listed at that time. Teva responded to our complaint on May 14, 2018, denying infringement by Teva’s proposed ANDA products and asserting counterclaims of non-infringement and invalidity of the asserted patents. We answered Teva’s counterclaims on June 4, 2018.

We listed two additional patents in the Orange Book in 2018 and Teva amended its ANDA to include certifications to the FDA of non-infringement and invalidity with respect to those patents. Teva notified us of its certification and we filed a second lawsuit in the District of Delaware, asserting those two patents, on November 30, 2018. Teva responded to our complaint on January 11, 2019 denying infringement by Teva’s proposed ANDA products, and asserting counterclaims of non-infringement and invalidity of the asserted patents. We answered Teva’s counterclaims on February 1, 2019. The Court consolidated the second suit with the first suit, and thus both suits are proceeding on the same schedule.

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

We listed an additional patent in the Orange Book in January 2019 and Teva amended its ANDA to include certifications to the FDA of non-infringement and invalidity with respect to that patent. Teva notified us of its certification and we filed a third lawsuit in the District of Delaware, asserting the additional Orange Book Patent, on May 9, 2019. Teva responded to our complaint on June 6, 2019, denying infringement by Teva’s proposed ANDA products, and asserting counterclaims of non-infringement and invalidity of the asserted patent. We answered Teva’s counterclaims on June 27, 2019. The parties filed a proposed Scheduling Order, which the Court entered on September 4, 2019. The parties have exchanged initial disclosures pursuant to that Order.

On September 20, 2019, the parties jointly agreed to stay both litigations, which the Court so ordered. Once the district court lifts the stay, we plan to continue pursuing this case vigorously.

We listed two additional patents in the Orange Book in January 2020, which brings the total number of Orange Book Patents for Xtampza ER to seventeen.

Opioid Litigation

On March 19, 2018, a lawsuit was filed by multiple local governments in the Circuit Court of Crittenden County, Arkansas, against us and other pharmaceutical manufacturers and distributors alleging a variety of claims related to opioid marketing and distribution practices. On January 29, 2019, we were dismissed from this litigation without prejudice.

On March 21, 2018, we, along with other pharmaceutical manufacturers and distributors, were named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers. The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) relating to opioid marketing and distribution practices. On April 14, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio. On April 10, 2018, the conditional transfer was finalized, and the lawsuit was docketed in the MDL on April 11, 2018. On May 4, 2018, we, along with other pharmaceutical manufacturers and distributors, were named in two lawsuits filed in the MDL by the Fiscal Court of Bourbon County, Kentucky and the Fiscal Court of Owen County, Kentucky, relating to opioid marketing and distribution practices. On July 11 and 12, 2018, we were named in four lawsuits filed in the MDL by a health system and various member hospitals. On September 26, 2018, we were named in two lawsuits filed in the MDL by the Fiscal Court of Lee County, Kentucky and the Fiscal Court of Wolfe County, Kentucky. On March 15, 2019, the plaintiffs in these MDL cases filed amended complaints which no longer name us as a defendant, effectively terminating these lawsuits as to us.

On September 6, 2019, Triad Health Systems filed a class action lawsuit in the MDL on behalf of itself and similarly situated health care systems, generally alleging negligence, fraud, and violations of the RICO Act relating to opioid marketing and distribution practices, naming us and other pharmaceutical distributors and manufacturers. On October 18, 2019, three counties in Kentucky filed lawsuits in the MDL naming us: the Fiscal Court of Casey County Kentucky; the Fiscal Court of Gallatin County Kentucky; and the Fiscal Court of Lewis County Kentucky. These three lawsuits generally allege negligence, fraud, and violations of the RICO Act relating to opioid marketing and distribution practices. We were dismissed from these four lawsuits on November 6, 2019.

On January 11, 2019, the City of Portsmouth filed a lawsuit in Virginia Circuit Court against us and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws. On October 3, 2019, the City of Portsmouth case was transferred to the MDL.

On March 15, 2019, we were named in a lawsuit in the MDL by the City of Paterson, New Jersey. The lawsuit alleges violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws, and seeks, generally, penalties and/or injunctive relief. In April 2019, the City of Norwich, Connecticut and the Town of Enfield, Connecticut filed lawsuits that name us in Connecticut Superior Court. The lawsuits allege violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On June 28, 2019, both cases were transferred to the MDL.

On June 14, 2019, the City of Trenton filed a lawsuit in New Jersey Superior Court against us and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws and the New Jersey Drug Dealer Liability Act. On August 23, 2019, the case was removed to the District Court of New Jersey. The plaintiff filed an opposition to coordination and requested remand, but on December 18, 2019, the case was transferred to the MDL. Each of the lawsuits in the MDL naming us seeks, generally, penalties and injunctive relief. None of the lawsuits naming us are designated as representative cases in the MDL, and therefore, are effectively currently stayed.

On May 29, 2018, a lawsuit was filed by Bucks County, Pennsylvania against us and other pharmaceutical manufacturers and on June 12, 2018, a lawsuit was filed by Clinton County, Pennsylvania, against us and other pharmaceutical manufacturers and distributors. On June 6, 2018, a lawsuit was filed by Mercer County, Pennsylvania, against the us and other pharmaceutical manufacturers and distributors. These lawsuits allege claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. These cases have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. In March 2019, three additional cases were filed in Pennsylvania by two payor groups and Warminster Township. We have been dismissed from both of the payor group cases. In July 2019, we learned of additional lawsuits alleging similar claims which were filed by Warrington Township in the Bucks County Court of Common Pleas, and filed by the City of Lock Haven in the Clinton County Court of Common Pleas. The City of Lock Haven and the Warrington Township cases have been coordinated into the consolidated proceeding before the Delaware County Court of Common Pleas. None of these cases have been designated a Track One case in which discovery would commence, and therefore are effectively stayed at present.

On July 30, 2018, a lawsuit was filed by the City of Worcester, Massachusetts against us and other pharmaceutical manufacturers and distributors. The action alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. In February 2019, the City of Worcester case was transferred to the Business Litigation Session of the Superior Court. Additional lawsuits brought by the following cities and counties Massachusetts were filed between October 2018 and April 2019: City of Salem, City of Framingham, Town of Lynnfield, City of Springfield, City of Haverhill, City of Gloucester, Town of Canton, Town of Wakefield, City of Chicopee; Town of Natick; City of Cambridge, and Town of Randolph. Each of these additional lawsuits has been coordinated before the Business Litigation Session. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, and defendant’s motions to dismiss were denied on January 3, 2020. There is currently no schedule for the next stage of the proceedings.

We dispute the allegations in these lawsuits and intend to vigorously defend these actions. At this stage, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Opioid-Related Request and Subpoenas

We, like a number of other pharmaceutical companies, have received subpoenas or civil investigative demands related to opioid sales and marketing. We have received such subpoenas or civil investigative demands from the Offices of the Attorney General of each of Washington, New Hampshire, Massachusetts, and Maryland. We are currently cooperating with each of the foregoing states in their respective investigations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “COLL” since May 7, 2015. Prior to May 7, 2015, there was no public trading market for our common stock.

Holders

As of January 31, 2020, there were 26 holders of record of our common stock. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 7, 2015, the date on which our common stock first began trading on the NASDAQ Global Select Market, of the total cumulative shareholder return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2019. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends, however no dividends have been declared on our common stock to date.

		December 31,	December 31,
$100 investment in stock or index	May 7, 2015	2018	2019
Collegium Pharmaceutical, Inc. (COLL)	$100.00	$139.71	$167.45
NASDAQ Composite Index (IXIC)	$100.00	$136.74	$181.43
NASDAQ Biotechnology Index (NBI)	$100.00	$87.61	$105.13

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of our common stock for the three months ended December 31, 2019:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2019 through October 31, 2019	-	$-	-	-
November 1, 2019 through November 30, 2019	4,678	$21.73	-	-
December 1, 2019 through December 31, 2019	-	$-	-	-
Total	4,678	$21.73	-	-

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

	Years ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Product revenues, net	$296,701	$280,413	$28,476	$1,711	$—
Costs and expenses
Cost of product revenues	193,660	165,677	2,595	213	—
Research and development	10,340	8,661	8,572	14,948	7,975
Selling, general and administrative	116,449	126,760	92,756	80,632	18,932
Total costs and expenses	320,449	301,098	103,923	95,793	26,907
Loss from operations	(23,748)	(20,685)	(75,447)	(94,082)	(26,907)

Interest expense	(909)	(20,130)	—	(94)	(439)
Interest income	1,935	1,687	582	—	—
Other Income	—	—	—	—	91
Net loss	$(22,722)	$(39,128)	$(74,865)	$(94,176)	$(27,255)
Basic and diluted net loss per common share(1):	$(0.68)	$(1.19)	$(2.47)	$(3.88)	$(1.48)
Weighted-average shares used to compute loss per common share(1):	33,453,844	32,953,808	30,265,262	24,262,945	13,542,282
(1)	See Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for an explanation of the method used to calculate net loss per common share attributable to common shareholders, including the method used to calculate the number of shares used in the computation of the per share amount.

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$170,019	$146,633	$118,697	$153,225	$95,697
Working capital(1)	53,955	48,386	101,996	132,979	88,451
Total assets	306,302	291,245	135,568	162,017	97,718
Other long-term liabilities	17,105	10,534	—	1,513	4,214
Total shareholders’ equity (deficit)	87,432	91,585	104,080	134,908	85,072
(1)	Working capital is calculated as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Form 10-K, including those set forth under “Forward-looking Statements” and “Risk Factors”, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC.

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

Our product portfolio also includes the Nucynta Products. In December 2017, we entered into the Nucynta Commercialization Agreement with Assertio, pursuant to which we licensed the right to commercialize the Nucynta Products in the United States. Nucynta ER is an extended-release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around the clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate-release formulation of tapentadol that is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults.

We closed the transactions contemplated by the Nucynta Commercialization Agreement, as amended, on January 9, 2018, and we began marketing and commercially selling the Nucynta Products in February 2018. On February 13, 2020, we closed our acquisition of certain assets related to the Nucynta Products, including the right to commercialize the Nucynta Products in the United States and certain regulatory and supply chain assets (the “Nucynta Acquisition”), from Assertio for an aggregate purchase price of $375.0 million, subject to certain adjustments as set forth in that certain Asset Purchase Agreement, dated as of February 6, 2020, by and between us and Assertio (the “Nucynta Purchase Agreement”).

For the fiscal year ended December 31, 2019, we generated $296.7 million in net revenues, comprised of $105.0 million from sales of Xtampza ER and $191.7 million from sales of the Nucynta Products.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza ER to approximately 11,000 health care professionals who write approximately 65% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 150 sales representatives and managers. We are promoting the Nucynta Products to the same health care professionals to whom we promote Xtampza ER, leveraging our existing sales organization. We have historically paid royalty to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds.

We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of $22.7 million, $39.1 million and $74.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $359.9 million. Substantially all of our net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs.

We believe that our cash and cash equivalents at December 31, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Financial Operations Overview

Product Revenues

Product revenue through the year ended December 31, 2019 has been generated from product sales of Xtampza ER and the Nucynta Products. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, product sales are recorded net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns upon delivery of products to customers.

Cost of Product Revenues

Cost of product revenues include amortization of the intangible asset acquired in connection with the Nucynta Commercialization Agreement (“Nucynta Intangible Asset”), royalty expense, the cost of active pharmaceutical ingredient, the cost of producing finished goods that correspond with revenue for the reporting period, as well as certain period costs related to freight, packaging, stability and quality testing. Please refer to Note 4, License Agreements, and Note 9, Intangible Assets, for further detail around the Nucynta Intangible Asset and royalty expense.

Research and Development Expenses

Research and development expenses consist of development costs associated with our products, product platform technology and development of our product candidates. These costs are expensed as incurred and include:

●	compensation and employee-related costs, including stock-based compensation;
●	costs associated with conducting our preclinical, clinical and regulatory activities, including fees paid to third-party professional consultants and service providers;
●	costs incurred under clinical trial agreements;
●	costs for laboratory supplies;
●	costs to acquire, develop and manufacture preclinical study and clinical trial materials; and
●	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation and travel expenses for our employees in executive, finance, sales and marketing and administrative functions. Other selling, general and administrative expenses include facility-related costs and professional fees for directors, accounting and legal services, and expenses associated with obtaining and maintaining patents. As we continue to invest in the commercialization of our products, we expect our selling, general and administrative expenses to be substantial for the foreseeable future.

Interest Expense

Interest expense consists primarily of non-cash interest costs related to our Nucynta Commercialization Agreement and cash interest costs from the Loan and Security Agreement with Silicon Valley Bank (“SVB”).

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

While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this on Form 10-K, we believe the following accounting policies to be most critical to the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Product Revenue

Our only source of revenue to date has been generated by sales of our products, which are primarily sold to distributors (“customers”), which in turn sell the product to pharmacies for the treatment of patients (“end users”). For the year ended December 31, 2019, in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue for product sales is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This generally occurs upon delivery; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable. Therefore, product sales are recorded upon delivery net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns.

Prior to the adoption of ASC 606 on January 1, 2018, we recognized revenue in accordance with ASC Topic 605, Revenue Recognition (“legacy GAAP”), or when there was persuasive evidence of an arrangement; when title and risk of loss had passed to the customer; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns were reasonably determinable; and when collectability was reasonably assured. The satisfaction of these criteria generally occurred upon delivery of products to customers, or the sell-in method of revenue recognition under legacy GAAP. In addition, we recognized the transaction price net of estimated chargebacks, rebates, sales incentives and allowance. Given that timing of recognition for product sales under legacy GAAP and ASC 606 occurred on the delivery of products to customers and there were no differences in transaction price under legacy GAAP and ASC 606, the adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows for the year ended December 31, 2018.

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

Sales Deductions

Sales deductions consist primarily of provisions for (1) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (2) product returns, including return estimates for both the Nucynta Products and Xtampza ER; and (3) trade allowances and chargebacks, including fees for distribution service fees, prompt pay discounts, and chargebacks. We estimate the amount of variable consideration that should be included in revenue under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect our best estimates of the amount of revenue to which we are entitled based on the terms of our contracts.

Provisions for rebates and incentives are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. As our rebates and incentives are based on products dispensed to patients, we are required to estimate the expected value of claims at the time of product delivery to distributors. Given that distributors sell the product to pharmacies, which in turn dispense the product to patients, claims can be submitted significantly after the related sales are recognized. Our estimates of these claims are based on the historical experience of existing or similar programs, including current contractual and statutory requirements, specific known market events and trends, industry data, and estimated distribution channel inventory levels. Accruals and related reserves required for rebates and incentives are adjusted as new information becomes available, including actual claims. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Provisions for product returns are based on product-level historical trends, as well as relevant market events and other factors. For the Nucynta Products, estimates of product returns are primarily based on historical trends as the Nucynta Products have been commercially sold for a number of years. For Xtampza ER, since the product has only been commercially sold since June 2016, estimates of product returns are based on a combination of historical returns processed to date, taking into consideration the expiration date of product upon delivery to customers, as well as forecasted customer buying patterns, shipment and prescription trends, channel inventory levels, and other specifically known market events and trends.

Provisions for trade allowances and chargebacks are primarily based on customer-level contractual terms. Accruals and related reserves are adjusted as new information becomes available, which generally consists of actual trade allowances and chargebacks processed relating to sales recognized in the period.

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

As of December 31, 2019, our only intangible asset is related to the Nucynta Intangible Asset.

Results of Operations

Comparison of the Years Ended December 31, 2019, 2018 and 2017

The following table summarizes the results of our operations for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Product revenues, net	$296,701	$280,413	$28,476
Costs and expenses
Cost of product revenues	193,660	165,677	2,595
Research and development	10,340	8,661	8,572
Selling, general and administrative	116,449	126,760	92,756
Total costs and expenses	320,449	301,098	103,923
Loss from operations	(23,748)	(20,685)	(75,447)

Interest expense	(909)	(20,130)	—
Interest income	1,935	1,687	582
Net loss	$(22,722)	$(39,128)	$(74,865)

Comparison of the Years Ended December 31, 2019 and 2018

Product revenues, net were $296.7 million for the year ended December 31, 2019 (“2019”), compared to $280.4 million for the year ended December 31, 2018 (“2018”). The $16.3 million increase related to an increase in revenue for Xtampza ER of $35.6 million, offset by a decrease in revenue for the Nucynta Products of $19.3 million. For 2019, Xtampza ER product revenues, net were $105.0 million, compared to $69.4 million for 2018. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increasing demand. For 2019, Nucynta IR and ER product revenues, net were $117.7 million and $74.0 million, respectively, compared to $129.9 million and $81.1 million, respectively, for 2018. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues was $193.7 million for 2019, compared to $165.7 million for 2018. The $28.0 million increase was primarily related to the recognition of royalty expense for the Nucynta Products, as royalty expense in 2019 was recognized as incurred under the terms of the Nucynta Commercialization Agreement as amended in November 2018, while the expense for 2018 was recognized on a straight-line basis through the amortization of the Nucynta Intangible Asset.

Research and development expenses were $10.3 million for 2019, compared to $8.7 million for 2018. The $1.6 million increase was primarily related to an increase in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $116.4 million for 2019, compared to $126.8 million for 2018. The $10.4 million decrease was primarily related to:

●	a decrease in sales, marketing and consulting costs of $8.1 million, primarily due to higher one-time costs incurred in 2018 to commercialize the Nucynta Products;
●	a decrease in salaries, wages and benefits of $3.3 million, primarily due to lower incentive compensation expense and lower average employee headcount;
●	a decrease in fees and permits, including post-marketing requirements, of $1.3 million; offset by

●	an increase in rent expense of $1.3 million, primarily related to us taking possession of our new corporate headquarters in mid-2018 and entering into vehicle leases for our field-based employees starting in 2019; and
●	an increase in other fees of $1.3 million, primarily due to certain states recently enacting excise taxes on the sale of opioids.

Interest expense was $909,000 for 2019, compared to $20.1 million for 2018. The decrease was primarily due to $19.3 million of interest expense recognized in 2018 associated with the minimum royalty payments related to the Nucynta Commercialization Agreement. In November 2018, the minimum royalty payments were eliminated upon the execution of the Third Amendment to the Nucynta Commercialization Agreement.

Interest income was $1.9 million for 2019, compared to $1.7 million for 2018. The $248,000 increase was primarily due to higher interest rates earned on money market funds.

Comparison of the Years Ended December 31, 2018 and 2017

Product revenues, net were $280.4 million for 2018, compared to $28.5 million for the year ended December 2017 (“2017”). The $251.9 million increase was primarily related to sales of the Nucynta Products pursuant to the Nucynta Commercialization Agreement consummated in January 2018. For 2018, the Nucynta Products product revenues, net were $211.0 million. In addition, Xtampza ER product revenues, net were $69.4 million for 2018, which represents a $40.9 million increase compared 2017. The increase in Xtampza ER product revenues, net was primarily due to an increase in sales volume due to increasing demand.

Cost of product revenues was $165.7 million for 2018, compared to $2.6 million for 2017. The $163.1 million increase was primarily related to $109.8 million of amortization expenses associated with the intangible asset related to the Nucynta Commercialization Agreement. The remaining increase was primarily related to volume of product sales in 2018.

Research and development expenses were $8.7 million for 2018, compared to $8.6 million for 2017. The $89,000 increase was primarily related to an increase in salaries, wages and benefits of $1.0 million, primarily due to increases in employee headcount and stock-based compensation expense. This was partially offset by a $670,000 decrease in development manufacturing expenses following the termination of the Onsolis License and Development Agreement in 2017.

Selling, general and administrative expenses were $126.8 million for 2018, compared to $92.8 million for 2017. The $34.0 million increase was primarily related to:

●	an increase in salaries, wages and benefits of $14.0 million, primarily due to increases in employee headcount, including an increase in stock-based compensation expense of $5.3 million;
●	an increase in sales and marketing costs of $10.8 million, primarily related to the Nucynta Products and continued support of Xtampza ER;
●	an increase in PDUFA related expenses of $2.7 million, primarily due to the acquisition of the Nucynta Products;
●	an increase in audit, legal, and other professional fees of $3.2 million;
●	an increase in regulatory costs, including consulting and subscriptions, of $2.1 million, primarily due to the acquisition of the Nucynta Products;
●	an increase in consulting fees of $1.6 million;
●	an increase in insurance expense of $1.7 million, primarily due to an increase in product liability insurance; offset by
●	a decrease of $1.8 million due to the impairment charge relating to the termination of the Onsolis License and Development Agreement with BDSI in 2017.

Interest expense was $20.1 million for 2018. This includes $19.3 million of non-cash interest expense associated with the minimum royalty payments related to the Nucynta Commercialization Agreement, which was entered into during 2018, and interest expense on our term loan of $849,000.

Interest income was $1.7 million for 2018, compared to $582,000 for 2017. The $1.1 million increase was primarily due to higher interest rates on money market funds.

Liquidity and Capital Resources

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of December 31, 2019, we had $170.0 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents as of December 31, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Equity Financing

In March 2017, we entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million. During the year ended December 31, 2017, we sold an aggregate of 3,126,998 shares of common stock under the ATM Sales Agreement at an average gross sales price of $11.36 per share, generating net proceeds of $34.3 million after deduction of underwriting discounts and commissions and expenses payable by us. No shares were sold under the ATM Sales Agreement during the years ended December 31, 2019 or 2018. The ATM Sales Agreement expired in October 2019.

Silicon Valley Bank Term Loan Facility

From August 2012 until February 2020, we maintained a term loan facility with SVB, which was amended in connection with, and as a condition to, consummation of the transactions contemplated by the Nucynta Commercialization Agreement. Under the amended term loan (“Consent and Amendment”), we had a term loan facility in an amount of $11.5 million, which replaced our previously existing term loan facility. The proceeds of the Consent and Amendment were used to finance certain payment obligations under the Nucynta Commercialization Agreement and to repay the balance of the previously existing term loan. The Consent and Amendment also provided SVB’s consent with respect to the Nucynta Commercialization Agreement.

The Consent and Amendment bore interest at a rate per annum of 0.75% above the prime rate (as defined in the agreement governing the Consent and Amendment). We were eligible to repay the Consent and Amendment in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in January 2020. All outstanding principal and accrued and unpaid interest under the Consent and Amendment, and all other outstanding obligations with respect to the Consent and Amendment, were due and payable in full in December 2022. We were eligible to prepay the Consent and Amendment, in full but not in part, with a prepayment fee of (i) 3.0% of the outstanding principal balance prior to January 2019, (ii) 2.0% of the outstanding principal balance following January 2019 and prior to January 2020 and (iii) 1.0% of the outstanding principal balance following January 2020, plus, in each case, a final payment fee of $719,000.

In November 2018, we entered into an amended and restated Loan and Security Agreement with SVB (“Amended Term Loan”) that superseded our original loan agreement and subsequent amendments with SVB. The Amended Term Loan updated the loan documentation between us and SVB, and modified the minimum liquidity ratio to be at least 1.5 to 1.0, along with other non-material changes. The Amended Term Loan did not modify our borrowings, interest rates, or repayment terms. Any amounts outstanding during the continuance of any event of default under the Amended Term Loan will bear additional interest at the per annum rate of 5.0%.

In January 2020, and in anticipation of consummation of the Nucynta Acquisition and related financing activities, we repaid all of our outstanding indebtedness under the Amended Term Loan.

Financing Relating to the Nucynta Acquisition

2020 Term Loan

On February 6, 2020, in connection with the execution of the Nucynta Purchase Agreement, we, together with our subsidiary, Collegium Securities Corporation, entered into a Loan Agreement with BioPharma Credit PLC, as collateral agent and lender; and BioPharma Credit Investments V (Master) LP, as lender (the “2020 Loan Agreement”). The 2020 Loan Agreement provides for a $200.0 million secured term loan (the “2020 Term Loan”), the proceeds of which were used to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement.

The 2020 Term Loan will mature on the 48-month anniversary of the closing of the Nucynta Acquisition, and is guaranteed by our material domestic subsidiaries and is also secured by substantially all of our material domestic assets. The 2020 Term Loan will bear interest at a rate based upon LIBOR (subject to a LIBOR floor of 2.0%), plus a margin of 7.5% per annum. We are required to repay the 2020 Term Loan by making equal quarterly payments.

The 2020 Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require us to maintain $200.0 million in annual net sales and covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an event of default under the 2020 Loan Agreement, notwithstanding our ability to meet its debt service obligations. The 2020 Loan Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the 2020 Loan Agreement and execution upon the collateral securing obligations under the 2020 Loan Agreement.

2026 Convertible Notes

On February 13, 2020, we issued 2.625% convertible senior notes due 2026 (the “convertible notes”), in the aggregate principal amount of $143.8 million, in a public offering registered under the Securities Act of 1933, as amended. The convertible notes are senior, unsecured obligations and will accrue interest at a rate of 2.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted. Before August 15, 2025, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 34.2618 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $29.19 per share of common stock. The initial conversion price represents a premium of approximately 35% over the last reported sale of $21.62 per share of our common stock on February 10, 2020. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

Cash flows

	Years ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$27,783	$169,390	$(67,018)
Net cash used in investing activities	(6,438)	(24,354)	(990)
Net cash provided by (used in) financing activities	2,041	(117,197)	33,480
Net increase in cash, cash equivalents and restricted cash	$23,386	$27,839	$(34,528)

Operating activities. Cash provided by operating activities was $27.8 million in 2019, compared to cash provided by operating activities of $169.4 million in 2018. The $141.6 million decrease was primarily due to lower non-cash adjustments related to the Nucynta Commercialization Agreement, as in 2018 we were required to make guaranteed minimum royalty payments which were classified as outflows from financing activities, while in 2019 royalty payments were conditional on net sales and therefore classified as outflows from operating activities. Further, there was lower amortization from the Nucynta Intangible Asset in 2019 compared to 2018 as a result of the Third Amendment to the Nucynta Commercialization Agreement and non-cash interest was reduced to zero. In addition, cash provided by operating activities decreased due to changes in the working capital accounts, partially offset by a benefit from the change in net loss.

Cash provided by operating activities was $169.4 million in 2018, compared to cash used by operating activities of $67.0 million in 2017. The $236.4 million increase in cash provided by operating activities was primarily due to the non-cash adjustments related to the Nucynta Commercialization Agreement. While payments made for guaranteed minimum royalties are classified as financing activities, the amortization from the Nucynta Intangible Asset of $109.8 million and the non-cash interest expense related to the guaranteed minimum royalties of $19.3 million are classified as adjustments to cash provided by operating activities. In addition, cash provided by operating activities increased due to a benefit from changes in the working capital accounts and due to a benefit from the change in net loss. The benefit from the change in the working capital accounts was primarily driven by a benefit from accrued rebates, returns and discounts of $106.6 million, partially offset by the change in accounts receivable $68.2 million. These changes are directly related to the significant increase in product revenues in 2018, as the provisions for rebates, returns and discounts are recognized in the same period in which product is delivered to wholesalers, while payment for rebates, returns and discounts is generally based on prescriptions and actual returned product.

Investing activities. Cash used in investing activities was $6.4 million in 2019 and $24.4 million in 2018. The $18.0 million decrease in cash used in investing activities was primarily related to the Nucynta Commercialization Agreement, as in 2018 we made a one-time upfront payment of $18.9 million to Assertio to consummate the Nucynta Commercialization Agreement. This decrease was offset by an increase of $961,000 paid for purchases of property, plant, and equipment primarily for the dedicated production suite at our contract manufacturing organization in 2019.

Cash used in investing activities was $24.4 million in 2018 and $1.0 million in the year ended 2017. The increase in cash used in investing activities was primarily due to a payment of $18.9 million to Assertio upon closing of the Nucynta Commercialization Agreement and $5.5 million paid for purchases of property, plant, and equipment for our corporate headquarters and dedicated production suite at our contract manufacturing organization.

Financing activities. Cash provided by financing activities was $2.0 million in 2019, compared to cash used in financing activities of $117.2 million in 2018. The $119.2 million increase in cash provided by financing activities was primarily related to the Nucynta Commercialization Agreement. In 2018 we were required to make guaranteed minimum royalty payments which were classified as outflows from financing activities, while in 2019, royalty payments were conditional on net sales and therefore classified as outflows from operating activities. The guaranteed minimum royalty payments paid in 2018 were partially offset by term loan proceeds of $10.0 million. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Cash used in financing activities was $117.2 million in 2018, compared to cash provided by financing activities of $33.5 million in 2017. The increase in cash used by financing activities was primarily due to an increase in cash used in the repayment of minimum royalty payments associated with the Nucynta Commercialization Agreement for the Nucynta Products of $132.0 million, offset by proceeds received from our term loan of $10.0 million, and proceeds received from the exercise of stock options of $4.3 million. The remaining change is primarily due to higher payments made for employee restricted stock tax withholdings.

Funding requirements

We believe that our cash and cash equivalents at December 31, 2019 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 that will affect our future liquidity:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations (1)	$13,498	$1,252	$2,618	$2,770	$6,858
Debt	11,500	3,833	7,667	—	—
Purchase obligations (2)	9,000	3,000	6,000	—	—
Total	$33,998	$8,085	$16,285	$2,770	$6,858
(1)

Operating lease obligations represent future minimum lease payments under our non-cancelable operating lease in effect as of December 31, 2019, reflecting remaining lease payments for space at our current headquarters in Stoughton, Massachusetts.

(2)

Purchase obligations represent the minimum purchase obligations of up to $3.0 million per year with our contract manufacturer as of December 31, 2019. The disclosed amounts represent the maximum amount that could be payable under the minimum purchase obligations.

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

Nucynta Commercialization Agreement

As more fully described in Note 4, License Agreements, and Note 9, Intangible Assets, to the consolidated financial statements in January 2018, we closed the Nucynta Commercialization Agreement with Assertio, which initially required us to make annual minimum royalty payments of $537.0 million, which consisted of scheduled payments of $132.0 million in 2018, $135.0 million in 2019, $135.0 million in 2020, and $135.0 million in 2021. The guaranteed minimum royalty payments were a contractual obligation incurred at the closing of the transaction and were included as a component of the accumulated cost of the acquired intangible asset. As a result, we included the present value of the guaranteed minimum royalty payments as a component of the Nucynta Intangible Asset recognized upon closing and recorded a corresponding asset acquisition obligation of $482.3 million.

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

In the year ended December 31, 2018, we paid the $132.0 million of guaranteed minimum royalty payments owed for 2018 and classified such payments as financing outflows in our statement of cash flows. Cost of product revenues recognized in the year ended December 31, 2018 included $109.8 million of amortization expense related to the Nucynta Intangible Asset. In addition, in the year ended December 31, 2018, we recognized $19.3 million of non-cash interest expense related to the guaranteed minimum royalty payments.

In the year ended December 31, 2019, royalties paid under the Commercialization Agreement were classified as operating outflows in our statement of cash flows as such payments were conditional upon net sales. We also recognized such royalties as a component of costs of product revenues in our statement of operations, in addition to $14.8 million of ongoing amortization expense related to the remeasured Nucynta Intangible Asset. We expect amortization expense for the Nucynta Intangible Asset for the years ended December 31, 2020, and 2021 to be $14.8 million, and $14.8 million, respectively.

On February 13, 2020, we closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon the closing of the transactions contemplated by the Nucynta Purchase Agreement, the Commercialization Agreement terminated with the exception of certain provisions thereof which survive pursuant to the terms of the Nucynta Purchase Agreement, and our payment obligations to Assertio thereunder ceased.

Nucynta Purchase Agreement

On February 6, 2020, we entered into the Nucynta Purchase Agreement with Assertio, pursuant to which we agreed to acquire from Assertio certain assets related to the Nucynta franchise for an aggregate purchase price of $375.0 million (the “Purchase Price”), subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. In connection with the Nucynta Acquisition, we also agreed to assume certain contracts, liabilities and obligations related to the Nucynta Products.

From and after the closing of the Nucynta Purchase Agreement, we will pay royalties directly to Grünenthal GmbH at a rate of 14% of net sales of the Products; such royalty payment obligation will replace our previous obligation to pay a royalty rate of 14% of net sales of the Nucynta Products to Grünenthal, subject to a guaranteed royalty of $34.0 million when net sales are between $180.0 million and $243.0 million.

The Nucynta Purchase Agreement contains customary representations, warranties and covenants, and indemnification provisions subject to specified limitations. We closed the transactions contemplated by the Nucynta Purchase Agreement on February 13, 2020.

Non-GAAP Financial Measures

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

	Three months ended
	December 31,		Years ended December 31,
	2019	2018	2019	2018
GAAP net (loss) income	$(2,201)	$9,086	$(22,722)	$(39,128)
Non-GAAP adjustments:
Stock-based compensation expense	3,966	3,598	16,528	13,778
Nucynta related amortization expense (1)	3,688	15,494	14,752	109,834
Nucynta non-cash interest expense (2)	—	2,169	—	19,281
Nucynta minimum royalty payment due (3)	—	(33,750)	—	(132,000)
Total non-GAAP adjustments	$7,654	$(12,489)	$31,280	$10,893
Non-GAAP adjusted income (loss)	$5,453	$(3,403)	$8,558	$(28,235)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2019	2019	2019	2019
GAAP net loss	$(9,700)	$(4,712)	$(6,109)	$(2,201)
Non-GAAP adjustments:
Stock-based compensation expense	4,263	4,162	4,137	3,966
Nucynta related amortization expense (1)	3,688	3,688	3,688	3,688
Total non-GAAP adjustments	$7,951	$7,850	$7,825	$7,654
Non-GAAP adjusted income (loss)	$(1,749)	$3,138	$1,716	$5,453

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2018	2018	2018	2018
GAAP net income (loss)	$(18,652)	$(13,060)	$(16,502)	$9,086
Non-GAAP adjustments:
Stock-based compensation expense	2,728	3,526	3,926	3,598
Nucynta related amortization expense (1)	29,526	32,407	32,407	15,494
Nucynta non-cash interest expense (2)	5,528	5,943	5,641	2,169
Nucynta minimum royalty payment due (3)	(30,750)	(33,750)	(33,750)	(33,750)
Total non-GAAP adjustments	$7,032	$8,126	$8,224	$(12,489)
Non-GAAP adjusted loss	$(11,620)	$(4,934)	$(8,278)	$(3,403)

(1) Represents amortization expense of the Nucynta Intangible Asset.
(2) Represents non-cash interest expense associated with the minimum royalty payments of the Nucynta Commercialization Agreement.
(3) Represents minimum royalty payment due and payable in connection with the Nucynta Commercialization Agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents consisting of cash and money market funds of $170.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, begin on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Collegium Pharmaceutical, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.

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

February 27, 2020

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of the Shareholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders.

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

Exhibits

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger, dated July 10, 2014, by and between Collegium Pharmaceutical, Inc., a Delaware corporation, and Collegium Pharmaceutical, Inc., a Virginia corporation.(1)
3.1†	Second Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc.(2)
3.2†	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.(6)
4.1†	Warrant to Purchase Stock, dated November 8, 2018, issued by Collegium Pharmaceutical, Inc. to Assertio Therapeutics, Inc.(14)
4.2†	Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (17)
4.3†	First Supplemental Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (17)
4.4†	Form of certificate representing the 2.625% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3) (17)
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.1†	Office Lease agreement by and between Campanelli-Trigate 100 TCD Stoughton, LLC, and Collegium Pharmaceutical, Inc as of March 23, 2018. (10)
10.2†	Loan and Security Agreement, dated August 28, 2012, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.3†	First Amendment to Loan and Security Agreement, dated January 31, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.4†	Assumption and Second Amendment to Loan and Security Agreement, dated August 12, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.5†	Third Amendment to Loan and Security Agreement, dated September 25, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.6†	Fourth Amendment to Loan and Security Agreement, dated October 31, 2014, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(1)
10.7†	Sixth Amendment to Loan and Security Agreement, dated January 9, 2018, by and between Collegium Pharmaceutical, Inc. and Silicon Valley Bank.(7)
10.8†	Seventh Amendment to Loan and Security Agreement, dated March 30, 2018, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(10)
10.9†	Amended and Restated Loan and Security Agreement, dated November 1, 2018, by and between Silicon Valley Bank and Collegium Pharmaceutical, Inc.(13)
10.10†	Subordination Agreement, dated November 14, 2014, by and among Collegium Pharmaceutical, Inc., Silicon Valley Bank and the creditors named therein.(1)
10.11†	Subordination Agreement, dated December 2, 2014, by and among Collegium Pharmaceutical, Inc., Silicon Valley Bank and the creditors named therein.(1)
10.12+†	Offer Letter, dated January 29, 2015, by and between Collegium Pharmaceutical, Inc. and Garen Bohlin.(1)
10.13+†	2015 Employee Stock Purchase Plan.(3)
10.14+†	Performance Bonus Plan. (4)
10.15(a)+†	Amended and Restated 2014 Stock Incentive Plan. (3)
10.15(b)+†	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.15(c)+†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.15(d)+†	Form of Restricted Stock Award Agreement under the Amended and Restated 2014 Stock Incentive Plan. (3)
10.15(e)+†	Form of Performance Share Unit Agreement under the Amended and Restated 2014 Stock Incentive Plan. (15)
10.16†	Form of Indemnification Agreement. (4)

10.17+†	Employment Agreement, dated August 4, 2015, by and between Paul Brannelly and Collegium Pharmaceutical, Inc.(5)
10.18+†	Employment Agreement, dated May 31, 2017, by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.(8)
10.19+†	Employment Agreement, effective as of March 16, 2018, by and between Shirley Kuhlmann and Collegium Pharmaceutical, Inc. (10)
10.20+†	Letter Agreement dated June 4, 2018, by and between Collegium Pharmaceutical, Inc. and Michael T. Heffernan.(11)
10.21+†	Amendment to Employment Agreement, dated June 4, 2018, by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.(11)
10.22+†	Employment Agreement, dated July 10, 2018, by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.(12)
10.23+†	Employment Agreement, effective as of April 1, 2019, by and between Richard Malamut and Collegium Pharmaceutical, Inc. (15)
10.24+†	Employment Agreement, effective as of August 4, 2015, by and between Alison Fleming and Collegium Pharmaceutical, Inc. (15)
10.25*†	Commercialization Agreement, by and among, Assertio, Inc., Collegium Pharmaceutical, Inc. and Collegium NF, LLC, dated as of December 4, 2017.(9)
10.26†	Amendment dated January 9, 2018 to Commercialization Agreement by and among Assertio, Inc. and Collegium Pharmaceutical, Inc. and Collegium NF, LLC.(9)
10.27†	Amendment No. 2 to Commercialization Agreement, dated August 29, 2018, by and among Collegium Pharmaceutical, Inc., Collegium NF, LLC, and Assertio Therapeutics, Inc.(13)
10.28†	Amendment No. 3 to Commercialization Agreement, dated November 8, 2018, by and among Collegium Pharmaceutical, Inc., Collegium NF, LLC, and Assertio Therapeutics, Inc.(14)
10.29†	Purchase Agreement, dated as of February 6, 2020, by and between Collegium Pharmaceutical, Inc. and Assertio Therapeutics, Inc.(16)
10.30†

Loan Agreement, dated as of February 6, 2020, by and among the Company, its subsidiaries, BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender.(16)

21.1	Subsidiaries of Collegium Pharmaceutical, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2019, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

†Previously filed.

+Indicates management contract or compensatory plan.

* Subject to confidential treatment request.

(1) Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-203208) filed with the Commission on April 2, 2015.

(2) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 12, 2015.

(3) Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-207744) filed with the Commission on November 2, 2015.

(4) Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1/A (File No. 333-203208) filed with the Commission on April 27, 2015.

(5) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2015.

(6) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2017.

(7) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2018.

(8) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2017.

(9) Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2018.

(10) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 9, 2018.

(11) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 4, 2018.

(12) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the Commission on August 8, 2018.

(13) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed with the Commission on November 8, 2018.

(14) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on November 8, 2018.

(15) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on May 8, 2019.

(16) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2020.

(17) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.
By: /s/ Joseph Ciaffoni.
Joseph Ciaffoni
Chief Executive Officer

Signature	Title	Date

/s/ Joseph Ciaffoni Joseph Ciaffoni	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2020
/s/ Paul Brannelly Paul Brannelly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
/s/ Michael T. Heffernan, R.Ph. Michael T. Heffernan, R.Ph.	Chairman of the Board	February 27, 2020
/s/ Garen G. Bohlin Garen G. Bohlin	Director	February 27, 2020
/s/ John A. Fallon, M.D. John A. Fallon, M.D.	Director	February 27, 2020
/s/ John G. Freund, M.D. John G. Freund, M.D.	Director	February 27, 2020
/s/ David Hirsch, M.D., Ph.D. David Hirsch, M.D., Ph.D.	Director	February 27, 2020
/s/ Gwen Melincoff Gwen Melincoff	Director	February 27, 2020
/s/ Gino Santini Gino Santini	Director	February 27, 2020
/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated

COLLEGIUM PHARMACEUTICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Collegium Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 27, 2020

We have served as the Company's auditor since 2016.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$170,019	$146,633
Accounts receivable	72,953	77,946
Inventory	9,643	7,817
Prepaid expenses and other current assets	3,105	5,116
Total current assets	255,720	237,512
Property and equipment, net	11,854	9,274
Operating lease assets	9,047	—
Intangible assets, net	29,503	44,255
Other noncurrent assets	178	204
Total assets	$306,302	$291,245
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$6,247	$12,150
Accrued expenses	33,480	30,551
Accrued rebates, returns and discounts	157,549	144,783
Current portion of term loan payable	3,833	1,642
Current portion of operating lease liabilities	656	—
Total current liabilities	201,765	189,126
Term loan payable, net of current portion	7,667	9,858
Operating lease liabilities, net of current portion	9,438	—
Other noncurrent liabilities	—	676
Total liabilities	218,870	199,660
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at December 31, 2019 and December 31, 2018; issued and outstanding shares - none at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at December 31, 2019 and December 31, 2018; issued and outstanding shares - 33,678,840 at December 31, 2019 and 33,265,629 at December 31, 2018	34	33
Additional paid-in capital	447,297	428,729
Accumulated deficit	(359,899)	(337,177)
Total shareholders’ equity	87,432	91,585
Total liabilities and shareholders’ equity	$306,302	$291,245

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2019	2018	2017
Product revenues, net	$296,701	$280,413	$28,476
Costs and expenses
Cost of product revenues	193,660	165,677	2,595
Research and development	10,340	8,661	8,572
Selling, general and administrative	116,449	126,760	92,756
Total costs and expenses	320,449	301,098	103,923
Loss from operations	(23,748)	(20,685)	(75,447)

Interest expense	(909)	(20,130)	—
Interest income	1,935	1,687	582
Net loss	$(22,722)	$(39,128)	$(74,865)

Loss per share - basic and diluted	$(0.68)	$(1.19)	$(2.47)
Weighted-average shares - basic and diluted	33,453,844	32,953,808	30,265,262

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	29,364,100	$29	$358,063	$(223,184)	$134,908
Exercise of common stock options	158,801	1	735	—	736
Issuance for employee stock purchase plan	110,841	—	1,141	—	1,141
Vesting of restricted stock units ("RSUs")	14,757	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(4,819)	—	(68)	—	(68)
Public offerings of common stock, net of issuance costs of $1,253	3,126,998	3	34,280	—	34,283
Stock-based compensation	—	—	7,945	—	7,945
Net loss	—	—	—	(74,865)	(74,865)
Balance at December 31, 2017	32,770,678	$33	$402,096	$(298,049)	$104,080
Exercise of common stock options	349,777	—	4,255	—	4,255
Issuance for employee stock purchase plan	86,929	—	1,117	—	1,117
Vesting of RSUs	85,119	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(26,874)	—	(560)	—	(560)
Stock-based compensation	—	—	13,778	—	13,778
Issuance of warrant	—	—	8,043	—	8,043
Net loss	—	—	—	(39,128)	(39,128)
Balance at December 31, 2018	33,265,629	$33	$428,729	$(337,177)	$91,585
Exercise of common stock options	201,308	—	2,046	—	2,046
Issuance for employee stock purchase plan	74,142	1	816	—	817
Vesting of RSUs	196,139	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(58,378)	—	(822)	—	(822)
Stock-based compensation	—	—	16,528	—	16,528
Net loss	—	—	—	(22,722)	(22,722)
Balance at December 31, 2019	33,678,840	$34	$447,297	$(359,899)	$87,432

The accompanying notes are an integral part of these consolidated financial statements

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(22,722)	$(39,128)	$(74,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense for Nucynta asset acquisition	14,752	109,834	—
Depreciation and amortization, excluding Nucynta asset acquisition	731	1,074	594
Non-cash impairment charges	—	—	1,845
Lease incentive obligation	—	—	(34)
Stock-based compensation expense	16,528	13,778	7,945
Non-cash lease expense	313	—	—
Non-cash interest expense for Nucynta asset acquisition	—	19,281	—
Changes in operating assets and liabilities:
Accounts receivable	4,993	(68,231)	(7,840)
Inventory	(1,826)	219	(497)
Prepaid expenses and other assets	2,037	(166)	(1,057)
Accounts payable	(5,903)	6,465	(3,422)
Accrued expenses	6,056	18,995	(527)
Accrued rebates, returns and discounts	12,766	106,593	15,784
Operating lease assets and liabilities	734	—	—
Deferred revenue	—	—	(4,944)
Other long-term liabilities	(676)	676	—
Net cash provided by (used in) operating activities	27,783	169,390	(67,018)
Investing activities
Upfront cash paid for Nucynta asset acquisition	—	(18,877)	—
Purchases of property and equipment	(6,438)	(5,477)	(990)
Net cash used in investing activities	(6,438)	(24,354)	(990)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	817	1,117	1,141
Proceeds from the exercise of stock options	2,046	4,255	736
Payments made for employee restricted stock tax withholdings	(822)	(560)	(68)
Proceeds from issuances of common stock from public offerings, net of issuance costs of $-, $30 and $1,198, respectively	—	(30)	34,338
Proceeds from term loan amendment, net of repayment of amended term loan	—	10,021	—
Repayment of term loan	—	—	(2,667)
Repayment of asset acquisition obligations	—	(132,000)	—
Net cash provided by (used in) financing activities	2,041	(117,197)	33,480

Net increase (decrease) in cash, cash equivalents and restricted cash	23,386	27,839	(34,528)
Cash, cash equivalents and restricted cash at beginning of period	146,633	118,794	153,322
Cash, cash equivalents and restricted cash at end of period	$170,019	$146,633	$118,794

Supplemental disclosure of cash flow information
Cash paid for offering costs	$—	$30	$1,228
Cash paid for interest	$709	$582	$139

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$134	$3,261	$216
Operating lease assets assumed	$9,957	$—	$—
Operating lease liabilities assumed	$10,691	$—	$—
Liabilities assumed from Nucynta asset acquisition included in accrued rebates, returns and discounts	$—	$22,406	$—
Liabilities assumed from Nucynta asset acquisition included as a reduction to accounts receivable	$—	$254	$—
Warrant issued in connection with Nucynta asset acquisition	$—	$8,043	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. NATURE OF BUSINESS

Organization

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company is a specialty pharmaceutical company committed to being the leader in responsible pain management. The Company’s first product, Xtampza ER is an abuse-deterrent, extended-release, oral formulation of oxycodone. In April 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s new drug application (“NDA”) for Xtampza ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In June 2016, the Company announced the commercial launch of Xtampza ER.

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

Liquidity

The Company believes that its cash and cash equivalents at December 31, 2019, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

The Company has experienced net losses since its inception, and as of December 31, 2019, had an accumulated deficit of $359,899. A successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of products, estimates of useful lives with respect to intangible assets, accounting for stock based compensation, contingencies, impairment of intangible assets and tax valuation reserves. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2019 and 2018.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at December 31, 2019 and 2018.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds, included in cash equivalents	$94,841	$94,841	$—	$—

December 31, 2018
Money market funds, included in cash equivalents	$92,914	$92,914	$—	$—

As of December 31, 2019, and December 31, 2018, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued rebates, returns and discount, operating lease liabilities, and term loan payable approximated their estimated fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash deposits primarily with one reputable and nationally recognized financial institution. In addition, as of December 31, 2019, the Company’s cash equivalents were invested in money market funds. The Company has not experienced any material losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held.

Three customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2019. These customers comprised 51%, 27% and 19% of the accounts receivable balance, respectively. The same three customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2019. These customers comprised 34%, 31% and 30% of revenue, respectively. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balance is collectible as of December 31, 2019. The Company has no financial instruments with off-balance sheet risk of loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis. As of December 31, 2019 and 2018, the carrying amount of cash equivalents was $94,841 and $92,914, respectively, which approximates fair value and was determined based upon Level 1 inputs. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Restricted Cash

Restricted cash is reported as non-current unless the restrictions are expected to be released in the next twelve months. The Company had no restricted cash as of December 31, 2019 and 2018. As of December 31, 2017, the Company had restricted cash of $97, which represents cash held in a depository account at a financial institution to collateralize a conditional stand by letter of credit for the Company’s former headquarters.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory costs consist of costs related to the manufacturing of the Company’s products, which are primarily the costs of contract manufacturing. The Company determines the cost of its inventories on a specific identification basis, and removes amounts from inventories on a first-in, first-out basis. If the Company identifies excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand and the expected shelf-life of the inventory components. As of December 31, 2019, cumulative estimates of excess inventory recorded as a component of cost of product revenues were immaterial.

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

The Company has capitalized $9,643 of inventory as of December 31, 2019. The Company expects sales of the capitalized units to occur during the next twelve months.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Maintenance and repair costs are expensed as incurred. Costs which materially improve or extend the lives of existing assets are capitalized. Property and equipment are depreciated when placed into service using the straight-line method based on their estimated useful lives as follows:

Asset Category	Estimated Useful Life
Computers and office equipment	3-5 years
Laboratory equipment	5 years
Furniture and fixtures	7 years
Manufacturing equipment	5-10 years
Leasehold improvements	Lesser of remaining lease term and estimated useful life

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

Revenue Recognition

The Company’s revenue to date is from sales of the Company’s products, which are primarily sold to distributors, which in turn sell the product to pharmacies for the treatment of patients. In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Please see Note 3 for further detail.

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities, including salaries and employee related costs, costs associated with conducting preclinical and clinical activities, including fees paid to third-party professional consultants and service providers, costs incurred under preclinical and clinical trial agreements, costs for laboratory supplies, costs to acquire, develop and manufacture preclinical study and clinical trial materials, facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as selling, general and administrative expense as incurred since the recoverability of such expenditures is uncertain.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $9,527, $17,497, $11,019 in the years ended December 31, 2019, 2018, and 2017 respectively. Advertising and product promotion costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for grants of stock options, restricted stock units and performance share units to employees, as well as to the Board of Directors, based on their grant date fair value and recognizes compensation expense over their vesting period, net of actual forfeitures. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company estimates restricted stock units and performance share units based on the fair value of the underlying common stock as determined by management. For performance share units, the Company estimates the number of shares that will vest based upon the probability of achieving performance metrics.

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

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and the absence of carryback available from results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future, in excess of its net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to uncertain tax positions within income tax expense. Any accrued interest and penalties will be included within the related tax liability. As of December 31, 2019 and December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock accounting method. For purposes of the diluted net loss per share calculation, stock options, warrants and unvested restricted stock units are considered potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2019, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Prior to the third quarter of 2017, the Company recognized revenue when products were dispensed to end users, or the sell-through method of revenue recognition under legacy GAAP, as the Company did not have sufficient experience with product sales to estimate returns at the time product was sold to customers. In the third quarter of 2017, the Company transitioned to the sell-in method of revenue recognition and the Company recorded a cumulative one-time $4,377 increase to revenues during the three months ended September 30, 2017. Therefore, the adoption of Topic 606 would not have had a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of December 31, 2018. For additional information related to revenue from contracts with customers and accounting policies, please see Note 3.

Adoption of ASC Topic 842, Leases

The Company adopted Accounting Standard Updated (“ASU”) 2016-02, Leases (ASC Topic 842), as amended, on January 1, 2019, using the modified retrospective approach by initially applying the new standard at the adoption date and recognizing a cumulative-effect adjustment. This adoption method did not impact prior period financial statements and related disclosures. In addition, the Company utilized the package of practical expedients permitted within the transition guidance, which, among other things, allowed the Company to carryforward the historical lease classification. Upon adoption, the new standard resulted in the Company recording operating lease assets of $9,957 and corresponding operating lease liabilities of $10,691 on its balance sheet, primarily related to the operating lease agreement for its corporate headquarters. In addition, the Company identified an embedded operating lease arrangement that was accounted as a service contract in prior years, as accounting for operating leases and service contracts was similar under legacy GAAP and the accounting for the embedded lease did not result in a material impact to the financial statements. In addition, the Company implemented new accounting policies, processes and controls to identify and account for leases going forward. For additional information related to lease arrangements and accounting policies, please see Note 13.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 affect a wide variety of income tax accounting standards with the objective of reducing their complexity. The new standard is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the standard’s effect on the Company’s consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue to date is from sales of the Company’s products, which are primarily sold to distributors (“customers”), which in turn sell the product to pharmacies for the treatment of patients (“end users”).

Revenue Recognition

In accordance with ASC Topic 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions, including (1) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (2) product returns, including return estimates for both the Nucynta Products and Xtampza ER; and (3) trade allowances and chargebacks, including fees for distribution service fees, prompt pay discounts, and chargebacks. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract.

Provisions for rebates and incentives are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. As the Company’s rebates and incentives are based on products dispensed to patients, the Company is required to estimate the expected value of claims at the time of product delivery to distributors. Given that distributors sell the product to pharmacies, which in turn dispense the product to patients, claims can be submitted significantly after the related sales are recognized. The Company’s estimates of these claims are based on the historical experience of existing or similar programs, including current contractual and statutory requirements, specific known market events and trends, industry data, and estimated distribution channel inventory levels. Accruals and related reserves required for rebates and incentives are adjusted as new information becomes available, including actual claims. If actual results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Provisions for product returns are based on product-level historical trends, as well as relevant market events and other factors. For the Nucynta Products, estimates of product returns are primarily based on historical trends as the Nucynta Products have been commercially sold for a number of years. For Xtampza ER, since the product has only been commercially sold since June 2016, estimates of product returns are based on a combination of historical returns processed to date, taking into consideration the expiration date of product upon delivery to customers, as well as forecasted customer buying patterns, shipment and prescription trends, channel inventory levels, and other specifically known market events and trends.

Provisions for trade allowances and chargebacks are primarily based on customer-level contractual terms. Accruals and related reserves are adjusted as new information becomes available, which generally consists of actual trade allowances and chargebacks processed relating to sales recognized in the period.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the year ended December 31, 2019 and 2018:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2017	$12,647	$3,137	$2,256
Provision related to current period sales	243,158	17,326	68,189
Liabilities assumed from asset acquisition (4)	22,406	—	254
Changes in estimate related to prior period sales	(32)	—	—
Credits/payments made	(148,861)	(4,998)	(55,858)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	263,315	14,991	65,155
Changes in estimate related to prior period sales	(2,865)	—	—
Credits/payments made	(259,867)	(2,808)	(65,976)
Balance at December 31, 2019	$129,901	$27,648	$14,020

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.
(4)	The Company recorded a liability of $22,660 related to sales of Nucynta Products that occurred prior to the closing date of January 9, 2018, for which the Company is liable under the terms of the Nucynta Commercialization Agreement. This assumed liability, representing $22,406 of assumed rebates and incentives and $254 of assumed trade allowances and chargebacks, was recorded as a component of the intangible asset acquired in the Company’s Consolidated Balance Sheets.

As of December 31, 2019, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company disaggregates its product revenue, net from contracts with customers into the categories included in the table below. These categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Year ended December 31,
	2019	2018	2017
Xtampza ER	$105,012	$69,383	$28,476
Nucynta Products	191,689	211,030	—
Total product revenues, net	$296,701	$280,413	$28,476

For the year ended December 31, 2019, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $117,680 and $74,009, respectively. For the year ended December 31, 2018, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $129,917 and $81,113, respectively.

4. LICENSE AGREEMENTS

The Company periodically enters into license agreements to develop and commercialize its products. As of December 31, 2019 and 2018, the Company’s only license agreement was the Nucynta Commercialization Agreement.

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

Effective November 2018, the Company entered into the Third Amendment to the Nucynta Commercialization Agreement to adjust the royalty structure and termination clauses. Pursuant to the amended Nucynta Commercialization Agreement, the $135,000 guaranteed minimum annual royalties were eliminated, and the Company was no longer required to secure its royalty payment obligations with a standby letter of credit. Beginning on January 1, 2019 and thereafter, the Company will be conditionally obligated to make royalty payments to Assertio conditional upon net sales and based on the following royalty structure for the period between January 1, 2019 and December 31, 2021:

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

The Third Amendment does not modify the royalties payable on sales of the Nucynta Products on and after January 1, 2022, which will remain as contemplated by the Nucynta Commercialization Agreement as in effect on January 9, 2018, based on the following royalty structure:

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

5. NET LOSS PER COMMON SHARE

For the years ended December 31, 2019, 2018 and 2017, the following table presents the computations of basic and dilutive net loss per share:

	Years ended December 31,
	2019	2018	2017
Net loss	$(22,722)	$(39,128)	$(74,865)
Weighted-average number of common shares used in net loss per share - basic and diluted	33,453,844	32,953,808	30,265,262
Loss per share - basic and diluted	$(0.68)	$(1.19)	$(2.47)

For the years ended December 31, 2019, 2018 and 2017, the following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	Years ended December 31,
	2019	2018	2017
Stock options	3,955,887	3,585,856	3,037,690
Warrants	1,041,667	1,041,667	2,445
Unvested restricted stock (1)	—	3,018	31,943
Restricted stock units	849,679	514,603	218,872
Performance share units	99,400	—	—

(1) - Includes shares of unvested restricted stock remaining from the early exercise of stock options.

6. INVENTORY

Inventory consisted of the following:

	As of December 31,	As of December 31,
	2019	2018
Raw materials	$795	$496
Work in process	1,427	671
Finished goods	7,421	6,650
Total inventory	$9,643	$7,817

During the years ended December 31, 2019 and 2018, the aggregate charges to date related to excess inventory were immaterial. These expenses were recorded as a component of cost of product revenues.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2019	2018
Prepaid regulatory fees	$1,222	$3,035
Prepaid development costs	474	78
Prepaid insurance	414	340
Other prepaid expenses	854	655
Other current assets	141	1,008
Prepaid expenses and other current assets	$3,105	$5,116

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2019	2018
Computers and office equipment	$1,453	$1,277
Laboratory equipment	1,220	1,613
Furniture and fixtures	1,066	1,111
Manufacturing equipment	987	—
Leasehold improvements	541	567
Construction-in-process	8,875	6,543
Total property and equipment	14,142	11,111
Less: accumulated deprecation	(2,288)	(1,837)
Property and equipment, net	$11,854	$9,274

Depreciation expense related to property and equipment amounted to $731, $1,074 and $336 for the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019 and 2018, the Company disposed of fully depreciated assets of $280 and $905, respectively. During the year ended December 31, 2017, disposals were immaterial. The Company did not have any gains or losses from the retirement, sale or disposal of property and equipment during the years ended December 31, 2019, 2018, or 2017.

9. INTANGIBLE ASSETS

Nucynta Intangible Asset

As of December 31, 2019 and 2018, the Company’s only intangible asset is related to the Nucynta Commercialization Agreement (“Nucynta Intangible Asset.”) The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of December 31,	As of December 31,
	2019	2018
Gross carrying amount	$154,089	$154,089
Accumulated amortization	(124,586)	(109,834)
Intangible assets, net	$29,503	$44,255

The Company determined the Nucynta Commercialization Agreement should be accounted for as an asset acquisition in accordance with ASC Topic 805-50, as substantially all of the fair value of the gross assets acquired is concentrated in the sublicense of the Nucynta Products, which is a single identifiable asset. The Company concluded that the fair value estimates of the assets surrendered, liabilities incurred, and equity interests issued were more clearly evident than the fair value of the assets received, and therefore followed a cost accumulation model to determine the consideration transferred in the asset acquisition.

The table below represents the costs accumulated during the year ended December 31, 2018 to acquire the sublicense of the Nucynta Products based on the terms of the Nucynta Commercialization Agreement, as amended:

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

A summary of the costs included in the Nucynta Intangible Asset as of the acquisition date of January 9, 2018, is as follows:

Costs included in Nucynta Intangible Asset:
Upfront cash paid	$10,000
Transaction costs	667
Minimum royalty payment obligation (1)	482,300
Rebates, incentives, trade allowances and chargebacks assumed (2)	22,660
Total cost:	$515,627

(1)	Represents $537,000 of minimum royalty payments owed under the Nucynta Commercialization Agreement discounted for present value adjustments of $54,700.

(2)	Represents $22,660 of liabilities assumed related to sales of Nucynta Products that occurred prior to the closing date of January 9, 2018, for which the Company is liable under the terms of the Nucynta Commercialization Agreement. This assumed liability, representing $22,406 of assumed rebates and incentives and $254 of assumed trade allowances and chargebacks, was recorded as a component of the intangible asset acquired as part of the Nucynta Commercialization Agreement.

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

A summary of the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset from the acquisition date through December 31, 2018 is as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible Asset, net
Cost basis as of acquisition date	$515,627	$—	$515,627
Amortization expense from acquisition date through Amendment Date	—	(107,662)	(107,662)
Adjustment due to the remeasurement of liability as of Amendment Date	(369,581)	—	(369,581)
Additional costs incurred as of Amendment Date(1)	8,043	—	8,043
Amortization expense from Amendment Date through fiscal year end	—	(2,172)	(2,172)
Balance as of December 31, 2018:	$154,089	$(109,834)	$44,255

(1)	Represents fair value of warrant issued in connection with the Amendment to the Nucynta Commercialization Agreement.

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

Amortization

The Company has been amortizing the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company determined that the useful life for the intangible asset was approximately 4.0 years from the Nucynta Commercialization Closing Date. The Company recognizes amortization expense as a component of cost of product revenues in the Statement of Operations on a straight-line basis over its useful life as it approximates the period of economic benefits expected to be realized from future cash inflows from sales of the Nucynta Products. Prior to the Third Amendment to the Nucynta Commercialization Agreement, the Company had recognized $107,662 of amortization expense. As the accumulated cost basis of the intangible asset was reduced with the Third Amendment to the Nucynta Commercialization Agreement, the Company will continue to prospectively amortize the residual net intangible asset on a straight-line basis over the remaining useful life. For the years ended December 31, 2019 and 2018, the Company recognized amortization expense of $14,752 and $109,834, respectively. As of December 31, 2019, the remaining amortization period is approximately 2.0 years and estimated amortization for 2020 and 2021 is expected to be $14,752 and $14,751, respectively.

Onsolis Intangible Asset

In May 2016, the Company entered into an agreement with BDSI to license the rights to develop, manufacture, and commercialize Onsolis, in the United States. During the year ended December 31, 2016, the Company made an upfront payment of $2,500 and recorded the payment as a component of intangible assets (the “Onsolis Intangible Asset”). On December 8, 2017, the Company, after a review of its product portfolio, provided written notice to BDSI of termination of the License and Development Agreement. The termination was effective pursuant to the terms of such agreement on March 8, 2018, and the Company’s rights to develop and commercialize Onsolis reverted to BDSI. As a result of this notice of termination, the Company determined that the carrying amount of the intangible asset was not recoverable and that the carrying amount exceeded its fair value. As such, an impairment loss of $1,845 was recognized and included as a component of sales, general and administrative expense during the year ended December 31, 2017 and the net intangible asset is zero as of the years ended December 31, 2019, 2018 and 2017. For the year ended December 31, 2017 the Company recognized amortization expense relating to the Onsolis Intangible Asset of $258.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,	As of December 31,
	2019	2018
Accrued royalties	$21,893	$15,138
Accrued bonuses	4,047	4,286
Accrued incentive compensation	1,650	1,806
Accrued payroll and related benefits	1,154	1,544
Accrued sales and marketing	775	2,193
Accrued interest	473	274
Accrued audit and legal	308	480
Accrued inventory	—	3,745
Accrued other operating costs	3,180	1,085
Total accrued expenses	$33,480	$30,551

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

Xtampza ER Litigation

The Company filed the NDA for Xtampza ER as a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Orange Book, in this case OxyContin. The 505(b)(2) process requires that the Company certifies to the FDA and notify Purdue Pharma, L.P (“Purdue”), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for OxyContin in the Orange Book, or that the patents are invalid. The Company made such certification and provided such notice on February 11, 2015 and such certification documented why Xtampza ER does not infringe any of the 11 Orange Book listed patents for OxyContin, five of which have been invalidated in court proceedings. Under the Hatch-Waxman Act of 1984, Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

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

The suits that remain pending have been consolidated by the District of Massachusetts. The Court issued an order on September 28, 2018 in which it granted in part a motion for summary judgment that the Company filed, in which the Court ruled that the Xtampza ER formulation does not infringe the ‘497 and ʼ717 patents. As a result, only the ʼ933, the ʼ919, and the ʼ961 patents remain in dispute. On October 16, 2018, the Company filed a motion to stay proceedings in the district court on the ‘961 patent pending the PGR. Purdue has made a demand for monetary relief but has not quantified its alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and have requested a judgment that the remaining asserted patents are invalid and/or not infringed; the Company is also seeking a judgment that the case is exceptional and have requested an award of the Company’s attorneys’ fees for defending the case.

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

Teva Litigation

Presently, the Company has seventeen patents listed in the FDA Orange Book as covering the Company’s abuse-deterrent product and methods of using it to treat patients: Patents Nos. 7,399,488; 7,771,707; 8,449,909; 8,557,291; 8,758,813; 8,840,928; 9,044,398; 9,248,195; 9,592,200; 9,682,075; 9,737,530, 9,763,883; 9,968,598; 10,004,729; 10,188,644; 10,525,052; and 10,525,053 (the “Orange Book Patents”).

Teva filed an ANDA seeking FDA approval to market generic extended-release oxycodone capsule products (the “proposed ANDA products”). Teva also filed certifications with the FDA that its proposed ANDA products will not infringe the Orange Book Patents and/or that the Orange Book Patents are invalid. Teva sent the Company a Notice Letter indicating that it had made such certification to the FDA.

On February 22, 2018—within the 45-day period that gives the Company a 30-month stay of FDA approval of Teva’s ANDA while the parties have an opportunity to litigate—the Company sued Teva in the District of Delaware on eleven of the twelve Orange Book Patents that were listed at that time. Teva responded to the complaint on May 14, 2018, denying infringement by Teva’s proposed ANDA products and asserting counterclaims of non-infringement and invalidity of the asserted patents. The Company answered Teva’s counterclaims on June 4, 2018.

The Company listed two additional patents in the Orange Book in 2018 and Teva amended its ANDA to include certifications to the FDA of non-infringement and invalidity with respect to those patents. Teva notified the Company of its certification and the Company filed a second lawsuit in the District of Delaware, asserting those two patents, on November 30, 2018. Teva responded to the complaint on January 11, 2019 denying infringement by Teva’s proposed ANDA products, and asserting counterclaims of non-infringement and invalidity of the asserted patents. The Company answered Teva’s counterclaims on February 1, 2019. The court consolidated the second suit with the first suit, and thus both suits are proceeding on the same schedule.

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

The Company listed an additional patent in the Orange Book in January 2019 and Teva amended its ANDA to include certifications to the FDA of non-infringement and invalidity with respect to that patent. Teva notified us of its certification and the Company filed a third lawsuit in the District of Delaware, asserting the additional Orange Book Patent, on May 9, 2019. Teva responded to the complaint on June 6, 2019, denying infringement by Teva’s proposed ANDA products, and asserting counterclaims of non-infringement and invalidity of the asserted patent. The Company answered Teva’s counterclaims on June 27, 2019. The parties filed a proposed Scheduling Order, which the Court entered on September 4, 2019. The parties have exchanged initial disclosures pursuant to that Order.

On September 20, 2019, the parties jointly agreed to stay both litigations, which the Court so ordered. Once the district Court lifts the stay, the Company plans to continue pursuing this case vigorously.

The Company listed two additional patents in the Orange Book in January 2020, which brings the total number of Orange Book Patents for Xtampza ER to seventeen.

Opioid Litigation

On March 19, 2018, a lawsuit was filed by multiple local governments in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers and distributors alleging a variety of claims related to opioid marketing and distribution practices. On January 29, 2019, the Company was dismissed from this litigation without prejudice.

On March 21, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers. The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) relating to opioid marketing and distribution practices. On April 14, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio. On April 10, 2018, the conditional transfer was finalized, and the lawsuit was docketed in the MDL on April 11, 2018. On May 4, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in two lawsuits filed in the MDL by the Fiscal Court of Bourbon County, Kentucky and the Fiscal Court of Owen County, Kentucky, relating to opioid marketing and distribution practices. On July 11 and 12, 2018, the Company was named in four lawsuits filed in the MDL by a health system and various member hospitals. On September 26, 2018, the Company was named in two lawsuits filed in the MDL by the Fiscal Court of Lee County, Kentucky and the Fiscal Court of Wolfe County, Kentucky. On March 15, 2019, the plaintiffs in these MDL cases filed amended complaints which no longer name the Company as a defendant, effectively terminating these lawsuits as to the Company.

On September 6, 2019, Triad Health Systems filed a class action lawsuit in the MDL on behalf of itself and similarly situated health care systems, generally alleging negligence, fraud, and violations of the RICO Act relating to opioid marketing and distribution practices, naming the Company and other pharmaceutical distributors and manufacturers. On October 18, 2019, three counties in Kentucky filed lawsuits in the MDL naming the Company: the Fiscal Court of Casey County Kentucky; the Fiscal Court of Gallatin County Kentucky; and the Fiscal Court of Lewis County Kentucky. These three lawsuits generally allege negligence, fraud, and violations of the RICO Act relating to opioid marketing and distribution practices. The Company was dismissed from these four lawsuits on November 6, 2019.

On January 11, 2019, the City of Portsmouth filed a lawsuit in Virginia Circuit Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws. On October 3, 2019, the City of Portsmouth case was transferred to the MDL.

On March 15, 2019, the Company was named in a lawsuit in the MDL by the City of Paterson, New Jersey. The lawsuit that alleges violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws, and seeks, generally, penalties and/or injunctive relief. In April 2019, the City of Norwich, Connecticut and the Town of Enfield, Connecticut filed lawsuits that name the Company in Connecticut Superior Court. The lawsuits allege violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On June 28, 2019, both cases were transferred to the MDL. In October 2019, the Company was named in two additional Connecticut lawsuits: the City of Middletown and the Town of Wethersfield. These cases were both also transferred to the MDL in July 2019.

On June 14, 2019, the City of Trenton filed a lawsuit in the New Jersey Superior Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws and the New Jersey Drug Dealer Liability Act. On August 23, 2019, the case was removed to the District Court of New Jersey. The plaintiff filed an opposition to coordination and requested remand, but on December 18, 2019, the case was transferred to the MDL. Each of the lawsuits in the MDL naming the Company seeks, generally, penalties and injunctive relief. None of the lawsuits naming the Company are designated as representative cases in the MDL, and therefore, are effectively currently stayed.

On May 29, 2018, a lawsuit was filed by Bucks County, Pennsylvania against the Company and other pharmaceutical manufacturers and on June 12, 2018, a lawsuit was filed by Clinton County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors. On June 6, 2018, a lawsuit was filed by Mercer County, Pennsylvania, against the Company and other pharmaceutical manufacturers and distributors. These lawsuits allege claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. These cases have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. In March 2019, three additional cases were filed in Pennsylvania by two payor groups and Warminster Township. The Company has been dismissed from both of the payor group cases. In July 2019, the Company learned of additional lawsuits alleging similar claims which were filed by Warrington Township in the Bucks County Court of Common Pleas, and filed by the City of Lock Haven in the Clinton County Court of Common Pleas. The City of Lock Haven and the Warrington Township cases have been coordinated into the consolidated proceeding before the Delaware County Court of Common Pleas. None of these cases have been designated a Track One case in which discovery would commence, and therefore are effectively stayed at present.

On July 30, 2018, a lawsuit was filed by the City of Worcester, Massachusetts against the Company and other pharmaceutical manufacturers and distributors. The action alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. In February 2019, the City of Worcester case was transferred to the Business Litigation Session of the Superior Court. Additional lawsuits brought by the following cities and counties Massachusetts were filed between October 2018 and April 2019: City of Salem, City of Framingham, Town of Lynnfield, City of Springfield, City of Haverhill, City of Gloucester, Town of Canton, Town of Wakefield, City of Chicopee; Town of Natick; City of Cambridge, and Town of Randolph. Each of these additional lawsuits has been coordinated before the Business Litigation Session. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, defendants’ motions to dismiss were denied on January 3, 2020. There is currently no schedule for the next stage of the proceedings.

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

In November 2018, the Company entered into an amended and restated Loan and Security Agreement (“Amended Term Loan”) with SVB, that supersedes the Company’s original loan agreement and subsequent amendments with SVB. The Amended Term Loan amended and restated the loan documentation between the Company and SVB and modified the minimum liquidity ratio to be at least 1.5 to 1.0 (as defined in the Amended Term Loan), along with other non-material changes. The Amended Term Loan did not modify the Company’s borrowings, interest rates, or repayment terms. Any amounts outstanding during the continuance of any event of default under the Consent and Amendment will bear additional interest at the per annum rate of 5.0%.

As of December 31, 2019, scheduled principle repayments under the Company’s Amended Term Loan are as follows:

2020	$3,833
2021	3,833
2022	3,834
Balance	$11,500

In February 2020, the Company prepaid its outstanding loan balance with SVB in full, including the final prepayment fee. Refer to Note 19 for further detail.

13. LEASES

In accordance with ASC Topic 842, Lease Accounting, the Company records lease assets and liabilities for lease arrangements exceeding a 12-month initial term. For operating leases, the Company records a beginning lease liability equal to the present value of minimum lease payments to be made over the lease term discounted using the Company’s incremental borrowing rate and a corresponding lease asset adjusted for incentives received and indirect costs. After lease commencement, the Company remeasures the operating liability at the present value of the remaining lease payments discounted using the original incremental borrowing rate and corresponding lease asset adjusted for incentives received, indirect costs and uneven lease payments. The Company records operating lease rent expense in the Statements of Operations on a straight-line basis over the lease term. Variable lease costs associated with non-lease components are not included in the measurement of the operating lease liability and are recognized in the period in which they are incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term. The Company does not have any financing lease arrangements.

As of December 31, 2019, the Company had operating lease assets of $9,047 and operating lease liabilities of $10,094 primarily related to operating lease agreements for its corporate headquarters.

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

In September 2019, the Company determined it had ceased use of its lease for the remaining 9,660 square feet at its former corporate headquarters in Canton, Massachusetts (“Canton Lease”). The Company impaired the operating lease asset and adjusted the operating lease liability to the fair value of cost that will continue to be incurred under the Canton Lease. In December 2019, the Company terminated the Canton Lease and the operating lease liability was reduced to zero.

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

Short-Term Lease Arrangements

In December 2018, the Company began entering into 12-month, non-cancelable vehicle leases for its field-based employees. Each vehicle lease is executed separately and expires at varying times with automatic renewal options that are cancelable at any time. The rent expense for these leases is therefore recognized on a straight-line basis over the lease term in the period in which it is incurred.

Variable Lease Costs

Variable lease costs associated with non-lease components primarily include utilities, property taxes, and other operating costs that are passed on from the lessor.

The components of lease cost for the year ended December 31, 2019 are as follows:

Year ended December 31,
2019
Lease Cost
Operating lease cost	$1,446
Short-term lease cost	752
Variable lease cost	283
Total lease cost	$2,481

The lease term and discount rate for operating leases for the year ended December 31, 2019 are as follows:

As of December 31,
Lease Term and Discount Rate:	2019
Weighted-average remaining lease term — operating leases (years)	9.6
Weighted-average discount rate — operating leases	6.1%

Other information related to operating leases for the year ended December 31, 2019 is as follows:

Year ended December 31,
Other Information:	2019
Cash paid for amounts included in the measurement of operating leases liabilities	$1,133
Leased assets obtained in exchange for new operating lease liabilities	—

Under ASC Topic 842, the Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of December 31, 2019, are as follows:

2020	$1,252
2021	1,290
2022	1,328
2023	1,366
2024	1,404
After 2024	6,858
Total minimum lease payments	$13,498
Less: Present value discount	3,404
Present value of lease liabilities	$10,094

Under legacy GAAP, the Company’s aggregate future minimum lease payments for its operating leases as of December 31, 2018 were as follows:

2019	$1,032
2020	1,305
2021	1,261
2022	1,299
2023	1,337
After 2023	8,423
Total minimum lease payments	$14,657

14. EQUITY

Common Stock

As of December 31, 2019 and 2018, the Company had reserved the following shares of common stock for the issuance of shares upon the exercise of stock options and warrants and the issuance of shares under the 2015 Employee Stock Purchase Plan:

	As of December 31,
	2019	2018
Options to purchase common stock	5,105,980	4,710,771
Employee stock purchase plan	1,046,568	788,053
Warrants	1,041,667	1,041,667
Total	7,194,215	6,540,491

Controlled Equity Offering Sales Agreement

In March 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM Sales Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which the Company may issue and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock, up to an aggregate offering price of $60,000 (the “ATM Shares”). During the year ended December 31, 2017, the Company sold an aggregate of 3,126,998 shares of common stock under the ATM Sales Agreement at an average gross sales price of $11.36 per share, generating net proceeds of $34,283 after deduction of underwriting discounts and commissions and expenses payable by us. No shares were sold under the ATM Sales Agreement during the years ended December 31, 2019 or 2018. The ATM Sales Agreement expired in October 2019.

Warrants

As of December 31, 2019, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant, which is described in greater detail in Note 9.

15. STOCK-BASED COMPENSATION

Stock Options, Restricted Stock Units and Performance Share Units

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase to be added on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Board of Directors prior to January 1st). As of December 31, 2019, 1,295,200 shares of common stock were available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination.

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

In January 2019, the Company granted performance share units (“PSUs”) to certain members of the Company's senior management team. The PSUs will vest following a three-year performance period, subject to the satisfaction of annual and cumulative performance criteria and the executive’s continued employment through the performance period. No shares will be issued if the minimum applicable performance metric is not achieved. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving performance metrics. If there is a change in the estimate of the number of shares that are likely to vest, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. Achievement of the annual and cumulative performance criteria for PSU grants will be determined by the Compensation Committee. For PSUs granted in 2019, the performance criteria relate to Xtampza ER 2019, 2020, 2021 and three-year cumulative revenue goals. The expense for the year ended December 31, 2019 was $136.

A summary of the Company’s performance share units activity for the year ended December 31, 2019 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	99,400	15.90
Outstanding at December 31, 2019	99,400	$15.90

The weighted-average grant date fair value of PSUs granted for the year ended December 31, 2019 was $15.90. There were no PSUs that vested during the year ended December 31, 2019.

As of December 31, 2019, the unrecognized compensation cost related to performance share units was $272 and is expected to be recognized as expense over approximately 2.1 years.

A summary of the Company’s restricted stock units activity for the year ended December 31, 2019 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2018	514,603	$20.67
Granted	634,708	15.48
Vested	(196,139)	20.73
Forfeited	(103,493)	18.04
Outstanding at December 31, 2019	849,679	$17.10

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2019, 2018, and 2017 was $15.48, $23.41 and $12.45. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2019, 2018, and 2017 was $2,683, $1,782 and $210 respectively.

As of December 31, 2019, the unrecognized compensation cost related to restricted stock units was $10,189 and is expected to be recognized as expense over approximately 2.6 years. The fair value of restricted stock units vested during the year ended December 31, 2019 was $4,066.

A summary of the Company’s stock option activity for the year ended December 31, 2019 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2018	3,585,856	$16.20	8.0	$11,170
Granted	1,095,908	15.22
Exercised	(201,308)	10.16
Cancelled	(524,569)	18.00
Outstanding at December 31, 2019	3,955,887	$16.00	7.5	$21,257
Exercisable at December 31, 2019	2,094,720	$15.05	6.6	$13,020

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2019, 2018, and 2017 was $9.07, $14.51, and $7.86 respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2019, 2018, and 2017 was $1,506, $3,970, and $1,100 respectively.

As of December 31, 2019, the unrecognized compensation cost related to outstanding options was $15,603 and is expected to be recognized as expense over approximately 2.5 years.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the year ended December 31, 2019, 74,142 shares of common stock were purchased for total proceeds of $817. The expense for the years ended December 31, 2019, 2018 and 2017 was $358, $493 and $380, respectively.

Stock-Based Compensation Expense

The Company granted stock options to employees for the years ended December 31, 2019, 2018 and 2017. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock awards and restricted stock units based on the fair value of the award.

Stock-based compensation for all stock options, restricted stock awards, restricted stock units and for the employee stock purchase plan are reported within:

	Year Ended December 31,
	2019	2018	2017
Research and development expenses	$2,126	$1,468	$888
Selling, general and administrative expenses	14,402	12,310	7,057
Total stock-based compensation expense	$16,528	$13,778	$7,945

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate	2.4%	2.6%	2.0%
Volatility	63.3%	64.8%	71.0%
Expected term (years)	6.1	6.1	6.0
Expected dividend yield	—%	—%	—%

Risk-free Interest Rate. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock option grants.

Expected Volatility. Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption is based on the Company’s volatility as well as the historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology and pharmaceutical industries. In evaluating similarity, the Company considers factors such as industry, stage of life cycle and size.

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior through December 31, 2019 it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

16. INCOME TAXES

For the years ended December 31, 2019, 2018, and 2017, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company's losses before income taxes consist solely of losses from domestic operations.

The enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017, as further described below, resulted in a remeasurement of the Company’s net deferred tax asset due to the reduction in corporate rates from 35% to a 21%, which is included in the Company’s 2017 rate reconciliation. A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	As of December 31,
	2019	2018	2017
Federal income tax expense at statutory rate	21.00%	21.00%	34.00%
(Increase) decrease income tax (benefit) resulting from:
State income tax, net of federal benefit	5.59	5.89	3.93
Permanent differences	(3.24)	(2.51)	(2.49)
U.S. - TCJA	—	—	(43.32)
Research and development credit	1.83	0.52	0.53
Change in valuation allowance	(25.18)	(24.90)	7.35
Effective income tax rate	0.00%	0.00%	0.00%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
U.S. and state net operating loss carryforwards	$66,553	$82,501
Research and development credits	3,768	4,364
Operating lease liabilities	2,630	—
Operating lease assets	(2,357)	—
Accruals and other (1)	14,286	4,676
Depreciation and amortization	92	269
Total deferred tax assets	84,972	91,810
Valuation allowance	(77,285)	(80,290)
Deferred tax assets after valuation allowance	7,687	11,520
Deferred tax liabilities – intangible assets	(7,687)	(11,520)
Net deferred tax assets	$—	$—

(1)

Balance includes $5,796 and $3,137 of accruals related to stock-based compensation expense as of December 31, 2019 and 2018, respectively. Balance also includes $7,204 and $0 of accrued rebates, returns, and discounts as of December 31, 2019 and 2018, respectively.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2019, and December 31, 2018, based on the Company's history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2019 and December 31, 2018. The valuation allowance decreased $3,005 during the year ended December 31, 2019 due primarily to the expected utilization of its net operating losses in 2019 as well as limitations caused by ownership changes under the provisions of Internal Revenue Code Section 382.

As of December 31, 2019, 2018, and 2017, the Company had gross U.S. federal net operating loss carryforwards of $292,342, $324,533, and $249,511, respectively, which may be available to offset future income tax liabilities. TCJA will generally allow losses incurred after 2017 to be carried over indefinitely but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Internal Revenue Code Sections 382 and 383). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income (subject to Internal Revenue Code Section 382 and 383) and be available for twenty years from the period the loss was generated.

As of December 31, 2019, 2018, and 2017, the Company also had gross U.S. state net operating loss carryforwards of $222,629, $285,181, and $205,074, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038.

As of December 31, 2019, 2018 and 2017, the Company had federal research and development tax credit carryforwards of approximately $4,044, $3,628, and $3,426, respectively, available to reduce future tax liabilities which expire at various dates through 2038. As of December 31, 2019, 2018 and 2017 the Company had state research and development tax credit carryforwards of approximately $1,112, $885, and $589, respectively, available to reduce future tax liabilities which expire at various dates through 2033.

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

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

During 2019, the Company completed a study to assess the impact of ownership changes, if any, on the Company’s ability to use its NOL and tax credit carryovers as defined under Section 382 of the Internal Revenue Code (“IRC 382”). As a result of the study, the Company concluded that there were ownership changes that occurred during the years 2006, 2012 and 2015 that could be subject to IRC 382 limitations. Of the total federal NOL carryovers of $292,342 at December 31, 2019, approximately $28,990 are estimated to expire unbenefited due to IRC 382 annual limitations, and approximately $112 of state NOL carryovers are estimated to expire unbenefited due to IRC 382 annual limitations. In addition, of our total federal R&D credit carryover of $4,044 at December 31, 2019, approximately $1,212 are estimated to expire unbenefited due to IRC 382 annual limitations. These IRC 382 annual limitations may limit the Company’s ability to use these pre-ownership change federal and state NOL carryovers and pre-ownership change federal tax credit carryovers, which may potentially increase the Company’s future federal and state income tax liability.

The Company files income tax returns in the United States and in several states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company originally recorded an unrecognized tax benefit of $902 (net rate effected unrecognized tax benefit of $235) during 2017 associated with its IRS examination of its 2015 federal income tax return, and accordingly reduced its NOL deferred tax asset during 2017. The Company settled its IRS audit during 2018, which resulted in a total decrease to its NOL carryover of $36. As a result of the IRS settlement, the Company reversed this unrecognized tax benefit and trued-up its NOL carryover during 2018 to reflect the reduction of the $36 to its NOL as required by the IRS settlement. This is included in the tabular rollforward below of gross unrecognized tax benefits. Since a full valuation allowance has been provided against the Company’s net operating loss carryover, the true up of the NOL carryover and associated deferred tax asset during 2018 does not result in any financial statement impact.

For all years through December 31, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. The Company has reduced its deferred tax asset for its estimate of credits that could be reduced, and that is included in the tabular rollforward of uncertain tax positions. Since a full valuation allowance has been provided against the Company’s research and development credits the reduction in the gross deferred tax asset established for the research and development credit carryforwards does not result in any financial statement impact.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	As of December 31,
	2019	2018	2017
Gross UTB Balance at January 1	$502	$1,364	$—
Additions based on tax positions related to the current year	76	64	57
Additions for tax positions of prior years	—	—	1,307
Reductions for tax positions of prior years	—	(24)	—
Settlements	—	(902)	—
Reductions due to lapse of applicable statute of limitations	—	—	—
Gross UTB Balance at December 31	$578	$502	$1,364

Net UTB impacting the effective tax rate at December 31 (included in the change in the valuation allowance in rate reconciliation)	$549	$481	$680

17. EMPLOYEE BENEFITS

The Company has a retirement savings plan, which is qualified under section 401(k) of the Code, for its employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service annual limits. Employees become eligible to participate starting on the first day of employment. The Company is not required to contribute to this plan. Total expense for contributions made by the Company for the years ended December 31, 2019, 2018 and 2017 was $1,170, $1,208 and $969 respectively.

18. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2019 and 2018:

	First	Second	Third	Fourth
Year ended December 31, 2019	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$74,516	$75,040	$72,942	$74,203
Costs and expenses
Cost of product revenues	49,164	48,654	46,754	49,088
Research and development	2,992	2,459	2,491	2,398
Selling, general and administrative	32,352	28,935	30,072	25,090
Total costs and expenses	84,508	80,048	79,317	76,576
Loss from operations	$(9,992)	$(5,008)	$(6,375)	$(2,373)

Interest expense	(234)	(236)	(228)	(211)
Interest income	526	532	494	383
Net income (loss)	$(9,700)	$(4,712)	$(6,109)	$(2,201)

Weighted-average shares - basic and diluted	33,331,917	33,397,709	33,481,923	33,600,566
Loss per share - basic and diluted	$(0.29)	$(0.14)	$(0.18)	$(0.07)

	First	Second	Third	Fourth
Year ended December 31, 2018	Quarter	Quarter	Quarter	Quarter (1)
Product revenues, net	$63,749	$73,061	$70,176	$73,427
Costs and expenses
Cost of product revenues	43,106	46,838	46,007	29,726
Research and development	2,268	2,237	1,907	2,249
Selling, general and administrative	31,582	31,279	33,448	30,451
Total costs and expenses	76,956	80,354	81,362	62,426
Loss from operations	$(13,207)	$(7,293)	$(11,186)	$11,001

Interest expense	(5,700)	(6,158)	(5,868)	(2,404)
Interest income	255	391	552	489
Net income (loss)	$(18,652)	$(13,060)	$(16,502)	$9,086

Weighted-average shares - basic	32,903,674	32,967,718	33,012,174	33,250,180
(Loss) earnings per share - basic	$(0.57)	$(0.40)	$(0.50)	$0.27

Weighted-average shares - diluted	32,903,674	32,967,718	33,012,174	33,769,765
(Loss) earnings per share - diluted	$(0.57)	$(0.40)	$(0.50)	$0.27

(1)	In the fourth quarter of 2018, the Company executed the Third Amendment to the Nucynta Commercialization Agreement, which eliminated the guaranteed minimum royalty payment obligations after 2018. As a result, the Company remeasured the remaining contractual obligation as of the Amendment Date and reduced the intangible asset. Consequently, amortization expense included within cost of product revenues was $15,494 in the fourth quarter compared to $32,407, $32,407 and $29,526 in the third, second and first quarters, respectively. Similarly, interest expense associated with the minimum royalty payments was $2,169 in the fourth quarter compared to $5,641, $5,943 and $5,528 in the third, second and first quarters, respectively. See Note 9 for further detail.

19. SUBSEQUENT EVENTS

Nucynta Purchase Agreement

On February 6, 2020, the Company entered into an asset purchase agreement (“Nucynta Purchase Agreement”) with Assertio, pursuant to which the Company agreed to acquire from Assertio certain assets related to the Nucynta Products for an aggregate purchase price of $375,000 (the “Purchase Price”), subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. In connection with the Nucynta Purchase Agreement, the Company also agreed to assume certain regulatory and supply chain contracts, liabilities and obligations related to Nucynta Products. The Nucynta Purchase Agreement contains customary representations, warranties and covenants, and indemnification provisions subject to specified limitations.

From and after the closing of the Nucynta Purchase Agreement, the Company will pay royalties directly to Grünenthal GmbH at a rate of 14% of net sales of the Nucynta Products. This royalty payment obligation will replace the Company’s previous obligation to pay a royalty rate of 14% of net sales of the Nucynta Products to Grünenthal, subject to a guaranteed royalty of $34,000 when net sales are between $180,000 and $243,000.

On February 13, 2020, the Company closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon the closing of the transactions contemplated by the Nucynta Purchase Agreement, the Nucynta Commercialization Agreement is terminated with the exception of certain provisions thereof which will survive pursuant to the terms of the Nucynta Purchase Agreement, and the Company’s royalty payment obligations to Assertio thereunder will cease.

2020 Term Loan

On February 6, 2020, in connection with the execution of the Nucynta Purchase Agreement, the Company entered into a Loan Agreement with BioPharma Credit PLC, as collateral agent and lender; and BioPharma Credit Investments V (Master) LP, as lender (the “2020 Loan Agreement”). The 2020 Loan Agreement provides for a $200,000 secured term loan (the “2020 Term Loan”), the proceeds of which were used to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement.

The 2020 Term Loan will mature on the 48-month anniversary of the closing of the Nucynta Acquisition, and is guaranteed by the Company’s material domestic subsidiaries and is also secured by substantially all of the Company’s material domestic assets. The 2020 Term Loan will bear interest at a rate based upon LIBOR (subject to a LIBOR floor of 2.0%), plus a margin of 7.5% per annum. The Company is required to repay the 2020 Term Loan by making equal quarterly payments.

The 2020 Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require the Company to maintain $200,000 in annual net sales and covenants that limit the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an event of default under the 2020 Loan Agreement, notwithstanding the Company’s ability to meet its debt service obligations. The 2020 Loan Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the 2020 Loan Agreement and execution upon the collateral securing obligations under the 2020 Loan Agreement.

2026 Convertible Notes

On February 13, 2020, the Company issued 2.625% convertible senior notes due 2026 (the “convertible notes”), in the aggregate principal amount of $143,750, in a public offering registered under the Securities Act of 1933, as amended. The convertible notes are senior, unsecured obligations and will accrue interest at a rate of 2.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted. Before August 15, 2025, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate is 34.2618 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $29.19 per share of common stock. The initial conversion price represents a premium of approximately 35% over the last reported sale of $21.62 per share of the Company’s common stock on February 10, 2020. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

SVB Term Loan

On January 23, 2020, the Company paid off the outstanding principal and accrued interest on our term loan with SVB with cash on hand.