Form 10-Q
period 2020-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2020-05-07
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 34,336,032 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products, particularly in light of current global challenges stemming from the COVID-19 pandemic;
●	our ability to obtain and maintain regulatory approval of our products and any product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products and any product candidates, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P. and Teva Pharmaceuticals USA, Inc.;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and to manufacture adequate quantities of commercially salable inventory and to maintain our supply chain in the face of global challenges, such as the COVID-19 pandemic;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we may in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our operations and business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory developments in the United States;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	the loss of key commercial, scientific or management personnel;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$116,178	$170,019
Accounts receivable	85,427	72,953
Inventory	15,963	9,643
Prepaid expenses and other current assets	6,107	3,105
Total current assets	223,675	255,720
Property and equipment, net	13,145	11,854
Operating lease assets	8,873	9,047
Intangible asset, net	386,289	29,503
Restricted cash	2,645	—
Other noncurrent assets	166	178
Total assets	$634,793	$306,302
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$6,139	$6,247
Accrued expenses	18,814	33,480
Accrued rebates, returns and discounts	171,886	157,549
Current portion of term notes payable	46,859	3,833
Current portion of operating lease liabilities	676	656
Total current liabilities	244,374	201,765
Term notes payable, net of current portion	145,711	7,667
Convertible senior notes	94,383	—
Operating lease liabilities, net of current portion	9,262	9,438
Total liabilities	493,730	218,870
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at March 31, 2020 and December 31, 2019; issued and outstanding shares - none at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at March 31, 2020 and December 31, 2019; issued and outstanding shares - 34,306,040 at March 31, 2020 and 33,678,840 at December 31, 2019	34	34
Additional paid-in capital	500,478	447,297
Accumulated deficit	(359,449)	(359,899)
Total shareholders’ equity	141,063	87,432
Total liabilities and shareholders’ equity	$634,793	$306,302

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Product revenues, net	$76,511	$74,516
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	27,229	45,476
Intangible asset amortization	10,295	3,688
Total cost of products revenues	37,524	49,164
Gross profit	38,987	25,352
Operating expenses
Research and development	2,666	2,992
Selling, general and administrative	31,260	32,352
Total operating expenses	33,926	35,344
Income (loss) from operations	5,061	(9,992)
Interest expense	(4,823)	(234)
Interest income	212	526
Net income (loss)	$450	$(9,700)

Earnings (loss) per share — basic	$0.01	$(0.29)
Weighted-average shares — basic	34,100,688	33,331,917

Earnings (loss) per share — diluted	$0.01	$(0.29)
Weighted-average shares — diluted	35,069,693	33,331,917

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2020	2019
Operating activities
Net income (loss)	$450	$(9,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	10,295	3,688
Depreciation expense	198	184
Stock-based compensation expense	4,951	4,263
Non-cash lease expense	18	114
Non-cash interest expense for amortization of debt discount and issuance costs	1,336	—
Changes in operating assets and liabilities:
Accounts receivable	(12,474)	(7,193)
Inventory	(6,714)	(924)
Prepaid expenses and other assets	(2,990)	76
Accounts payable	(108)	1,583
Accrued expenses	(15,968)	(8,263)
Accrued rebates, returns and discounts	14,337	7,545
Operating lease assets and liabilities	—	734
Other long-term liabilities	—	(676)
Net cash used in operating activities	(6,669)	(8,569)
Investing activities
Purchase of intangible asset	(366,811)	—
Purchases of property and equipment	(836)	(3,323)
Net cash used in investing activities	(367,647)	(3,323)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	357	444
Proceeds from the exercise of stock options	4,454	213
Payments made for employee restricted stock tax withholdings	(1,358)	(488)
Proceeds from issuance of term note, net of issuance costs of $2,200	192,373	—
Proceeds from convertible senior notes, net of issuance costs of $4,956	138,794	—
Repayment of term loan	(11,500)	—
Net cash provided by financing activities	323,120	169

Net decrease in cash, cash equivalents and restricted cash	(51,196)	(11,723)
Cash, cash equivalents and restricted cash at beginning of period	170,019	146,633
Cash, cash equivalents and restricted cash at end of period	$118,823	$134,910

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$116,178	$134,910
Restricted cash	2,645	—
Total cash, cash equivalents and restricted cash	$118,823	$134,910

Supplemental disclosure of cash flow information
Cash paid for interest	$3,456	$178

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$392	$810
Asset acquisition transaction costs in accounts payable and accrued expenses	$1,415	$—
Accrued royalties discharged upon closing of asset acquisition	$1,145	$—
Inventory used in the construction and installation of property and equipment	$394	$—
Term notes issuance costs in accounts payable and accrued expenses	$256	$—
Convertible senior notes issuance costs in accounts payable and accrued expenses	$517	$—
Receivable from stock option exercises in other current assets	$—	$33
Operating lease assets assumed	$—	$9,957
Operating lease liabilities assumed	$—	$10,691

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company is a specialty pharmaceutical company committed to being the leader in responsible pain management. The Company’s first product, Xtampza ER, is an abuse-deterrent, extended-release, oral formulation of oxycodone. In April 2016, the United States Food and Drug Administration (the “FDA”) approved the Company’s new drug application (“NDA”) for Xtampza ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In June 2016, the Company announced the commercial launch of Xtampza ER.

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

On February 6, 2020, the Company entered into an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which the Company agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the rights to the license from Grünenthal GmbH (“Grünenthal”), for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. On February 13, 2020, the Company closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon closing, the Nucynta Commercialization Agreement was terminated, with the exception of certain provisions thereof which survived pursuant to the terms of the Nucynta Purchase Agreement, and the Company’s royalty payment obligations to Assertio thereunder ceased. Following the closing, the Company will pay royalties directly to Grünenthal at a rate of 14% of net sales of the Nucynta Products.

In March 2020, the World Health Organization declared the continued spread of a novel coronavirus (“COVID-19”) a pandemic. The pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. The Company periodically reviews its accounting estimates in light of changes in circumstances, facts and experience. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company expects the COVID-19 pandemic and actions taken to contain it to impact revenue (due to fewer new patients beginning therapy with the Company’s products) and decrease certain operating expenses, including travel and regulatory expenses associated with post-marketing trials that are delayed for 2020. The Company believes that the disruptions caused by COVID-19 will be temporary, but there remains substantial uncertainty as to when such disruptions will cease (or ease).

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

The Company believes that its cash and cash equivalents at March 31, 2020, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The preparation of the condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of products, estimates of useful lives with respect to intangible assets, accounting for stock based compensation, contingencies, impairment of intangible assets, and tax valuation reserves. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report. During the current interim period covered by this report, the Company assumed certain material assets and liabilities in connection with consummating the Nucynta Acquisition, in addition to the issuance of convertible notes and term notes that required a review for embedded derivatives. As a result, the Company adopted the following accounting policy:

Embedded Derivatives

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions based of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s term notes (see Note 10) and convertible notes (see Note 11) contain certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and as of March 31, 2020 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value.

Other than the aforementioned changes, there have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Annual Report.

Reclassifications

The Company has reclassified certain amounts in its condensed consolidated statements of operations for the three months ended March 31, 2019 to conform to the 2020 presentation. Specifically, the Company disaggregated previously reported cost of product revenue of $49,164 into the captions Cost of product revenues (excluding intangible asset amortization) $45,476 and Intangible asset amortization $3,688. The reclassifications relate to the presentation of the Company’s gross profit and amortization expense and were made to provide the readers of the Company’s consolidated financial statements with additional insight into how the Company and its management view and evaluate its performance and profitability. This reclassification within the consolidated statements of operations for the three months ended March 31, 2019 had no impact on previously reported total consolidated revenues or consolidated results of operations.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

The Company adopted Accounting Standard Updated (“ASU”) 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to issuance, the FASB issued ASUs 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03 to provide additional guidance on the adoption of ASU 2016-13. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new standard is effective from the beginning of the current interim period and may be prospectively applied to transactions through December 31, 2022. Upon the transition of the Company’s contracts and transactions to new reference rates in connection with reference rate reform, the Company will prospectively apply the amendments of ASU 2020-04 and disclose the effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions, including (1) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (2) product returns, including return estimates for both the Nucynta Products and Xtampza ER; and, (3) trade allowances and chargebacks, including fees for distribution service fees, prompt pay discounts, and chargebacks. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. In addition, the Company made a policy election to exclude from the measurement of the transaction price all taxes that are assessed by a governmental authority that are imposed on revenue-producing transactions.

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

Provisions for product returns are based on product-level historical trends, as well as relevant market events and other factors. For the Nucynta Products, estimates of product returns are primarily based on historical trends as the Nucynta Products have been commercially sold for a number of years. For Xtampza ER, since the product has only been commercially sold since June 2016, estimates of product returns are based on a combination of historical returns processed to date, taking into consideration the expiration date of the product upon delivery to customers, as well as forecasted customer buying patterns, shipment and prescription trends, channel inventory levels, and other specifically known market events and trends.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2020 and 2019:

			Trade
	Rebates and	Product	Allowances and
Three months ended March 31, 2020	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2019	$129,901	$27,648	$14,020
Provision related to current period sales	83,573	3,406	18,770
Changes in estimate related to prior period sales	1,131	—	49
Credits/payments made	(73,075)	(698)	(18,625)
Balance at March 31, 2020	$141,530	$30,356	$14,214

			Trade
	Rebates and	Product	Allowances and
Three months ended March 31, 2019	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	65,881	4,992	15,658
Changes in estimate related to prior period sales	(3,017)	—	—
Credits/payments made	(59,295)	(1,016)	(15,728)
Balance at March 31, 2019	$132,887	$19,441	$14,771

(1)

Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Condensed Balance Sheets.

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

As of March 31, 2020, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company disaggregates its product revenue, net from contracts with customers, into the categories included in the table below. These categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three months ended March 31,
	2020	2019
Xtampza ER	$31,507	$25,134
Nucynta Products	45,004	49,382
Total product revenues, net	$76,511	$74,516

For the three months ended March 31, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $27,970 and $17,034, respectively. For the three months ended March 31, 2019, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $29,861 and $19,521, respectively.

4. License Agreements

The Company periodically enters into license agreements to develop and commercialize products. During the three months ended March 31, 2020 and 2019, the only products sold by the Company under a license agreement were the Nucynta Products. Prior to February 13, 2020, the Company sold the Nucynta Products pursuant to the rights licensed to it under the Nucynta Commercialization Agreement. Effective February 13, 2020, the Company sold the Nucynta Products pursuant to the rights licensed and acquired under the Nucynta Purchase Agreement, including certain intellectual property and manufacturing rights that it did not previously own under the Commercialization Agreement (see Note 8).

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

Effective November 2018, the Company entered into the Third Amendment to the Nucynta Commercialization Agreement to adjust the royalty structure and termination clauses. Pursuant to the amended Nucynta Commercialization Agreement, the $135,000 guaranteed minimum annual royalties were eliminated, and the Company was no longer required to secure its royalty payment obligations with a standby letter of credit. Beginning on January 1, 2019 and thereafter, the Company was obligated to make royalty payments to Assertio conditional upon net sales and based on the following royalty structure for the period between January 1, 2019 and December 31, 2021:

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

The Amendment did not modify the royalties payable on sales of the Nucynta Products on and after January 1, 2022, which remained as contemplated by the Nucynta Commercialization Agreement as in effect on January 9, 2018. In addition, prior to January 1, 2022, the Company was obligated to make royalty payments to Assertio, for ultimate payment to Grünenthal, at a rate of 14% of net sales of the Nucynta Products, subject to a guaranteed royalty of $34,000 when net sales were between $180,000 and $243,000. The Amendment further provided that if annual net sales of the Nucynta Products were less than $180,000 in any 12-month period through January 1, 2022, or if they are less than $170,000 in any 12-month period commencing on January 1, 2022, Assertio had the right to terminate the Nucynta Commercialization Agreement without penalty. The Amendment further provides that the Company did not have a right to terminate the Nucynta Commercialization Agreement prior to December 31, 2021.

In connection with execution of the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company (the “Warrant”) at an exercise price of $19.20 per share. The Warrant will expire in November 2022 and includes customary adjustments for changes in the Company’s capitalization.

Nucynta Purchase Agreement

On February 6, 2020, the Company entered into the Nucynta Purchase Agreement with Assertio, pursuant to which the Company agreed to acquire from Assertio certain intellectual property and manufacturing rights related to the Nucynta Products for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. In connection with the Nucynta Purchase Agreement, the Company also agreed to assume certain regulatory and supply chain contracts and obligations related to Nucynta Products. The Nucynta Purchase Agreement contains customary representations, warranties and covenants, and indemnification provisions subject to specified limitations. After the closing of the Nucynta Purchase Agreement, for the years 2020 and 2021, the Company will pay conditional royalties directly to Grünenthal at a rate of 14% of net sales of the Nucynta Products. This royalty payment obligation will replace the Company’s previous obligation to pay a royalty rate of 14% of net sales of the Nucynta Products to Grünenthal, subject to a guaranteed royalty of $34,000 when net sales are between $180,000 and $243,000.

On February 13, 2020, the Company closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon the closing, the Nucynta Commercialization Agreement was terminated, with the exception of certain provisions thereof which survived pursuant to the terms of the Nucynta Purchase Agreement, and the Company’s royalty payment obligations to Assertio thereunder ceased.

The assets acquired, liabilities assumed, and equity interests issued by the Company in connection with the Nucynta Commercialization Agreement and Nucynta Purchase Agreement are further described in Note 8.

5. Earnings Per Share

Basic net earnings per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock accounting method. Potentially dilutive securities outstanding include stock options, unvested restricted stock units, performance share units and warrants, but are only included to the extent that their addition is dilutive.

The following table presents the computations of basic and dilutive earnings (loss) per common share:

	Three months ended March 31,
	2020	2019 (1)
Numerator:
Net income (loss)	$450	$(9,700)
Denominator:
Weighted-average shares outstanding - basic	34,100,688	33,331,917
Effect of dilutive securities:
Stock options	553,197	—
Restricted stock units	305,341	—
Performance share units	8,141	—
Employee Stock Purchase Program	29,681
Warrants	72,645	—
Weighted average shares outstanding - diluted	35,069,693	33,331,917

Earnings (loss) per share — basic	$0.01	$(0.29)
Earnings (loss) per share — diluted	$0.01	$(0.29)
(1)	The Company incurred a net loss for the three months ended March 31, 2019, causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, which resulted in basic loss per share and dilutive loss per share being equivalent.

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or any combination of the two. Since the Company’s intends to settle the principal amount of the convertible senior notes in cash, the Company used the treasury stock method for determining the potential dilution in the diluted earnings per share computation. For the three months ended March 31, 2020, the Company excluded 4,925,134 shares related to the convertible senior notes because their effect is anti-dilutive.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three months ended March 31,
	2020	2019
Stock options	2,262,400	4,156,580
Warrants	—	1,041,667
Restricted stock units	57,834	893,462
Performance share units	267,498	99,400
Convertible senior notes	4,925,134	—

6. Fair Value of Financial Instruments

Disclosures of fair value information about financial instruments are required for financial instruments with respect to which it is practicable to estimate that value. Fair value measurements and disclosures describe the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2020 and 2019.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at March 31, 2020 and December 31, 2019:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Money market funds, included in cash equivalents	$45,052	$45,052	$—	$—

December 31, 2019
Money market funds, included in cash equivalents	$94,841	$94,841	$—	$—

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. As of March 31, 2020, the convertible senior notes had a fair value of approximately $126,500 and a net carrying value of $94,383.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

As of March 31, 2020, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued rebates, returns and discounts and operating lease liabilities approximated their estimated fair values.

7. Inventory

Inventory as of March 31, 2020 and December 31, 2019 consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
Raw materials	$5,626	$795
Work in process	1,685	1,427
Finished goods	8,652	7,421
Total inventory	$15,963	$9,643

The aggregate charges related to excess inventory for the three months ended March 31, 2020 and 2019 were immaterial. These expenses were recorded as a component of cost of product revenues. During the three months ended March 31, 2020 and 2019, inventory used in the construction and installation of property and equipment was $394 and $0, respectively.

8. Intangible Asset

As of March 31, 2020 and December 31, 2019, the Company’s only intangible asset (the “Nucynta Intangible Asset”) is related to the Nucynta Acquisition and Nucynta Commercialization Agreement. The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of March 31,	As of December 31,
	2020	2019
Gross carrying amount	$521,170	$154,089
Accumulated amortization	(134,881)	(124,586)
Intangible asset, net	$386,289	$29,503

Nucynta Acquisition

In February 2020, the Company entered into the Nucynta Purchase Agreement with Assertio, pursuant to which the Company acquired certain intellectual property and manufacturing rights related to the Nucynta Products, including U.S. commercialization rights, U.S. manufacturing rights, and inventory, for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments. The Company also agreed to assume certain regulatory and supply chain contracts, and obligations related to Nucynta Products (see Note 4). In February 2020, the Company entered into a loan agreement (see Note 10) and issued convertible senior notes (see Note 11) to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement.

The Company determined that the Nucynta Acquisition, closed in February 2020, should be accounted for as an asset acquisition in accordance with ASC Topic 805-50 because substantially all of the fair value of the gross assets acquired are concentrated in the right to commercialize the Nucynta Products in the U.S. The Company concluded that the fair value estimates of the assets surrendered was more clearly evident than the fair value of the assets received, and therefore followed a cost accumulation model to determine the consideration transferred in the asset acquisition.

The consideration transferred in the asset acquisition was measured at cost, including transaction costs, assets transferred by the Company, and royalty obligations discharged by the seller. The table below represents the costs accumulated to acquire the commercial rights for the Nucynta Products based on the terms of the Nucynta Purchase Agreement, as amended:

Acquisition consideration:
Base purchase price	$375,000
Cash paid for inventory	6,030
Transaction costs	6,297
Reduction for 2020 cash transferred to Assertio under the prior Nucynta Commercialization Agreement(1)	(13,071)
Reduction for accrued royalty obligation discharged upon closing(1)	(1,145)
Total acquisition consideration:	$373,111

(1)	Represents $14,216 total reduction to the base purchase price comprising of $13,071 of cash payments transferred to Assertio under the prior Nucynta Commercialization Agreement as well as a reduction for discharged pre-acquisition accrued royalties based on sales from January 1, 2020 through closing.

The Company then allocated the consideration transferred to the individual assets acquired on a relative fair value basis as summarized in the table below:

Assets acquired:
Nucynta Intangible Asset	$367,081
Inventory	6,030
Total consideration allocated to assets acquired:	$373,111

The Company concluded that the consideration allocable to the Nucynta Intangible Asset for the additional intellectual property and manufacturing rights it acquired as part of the Nucynta Acquisition were incremental costs associated with the pre-existing intangible asset from the former Nucynta Commercialization Agreement, as such costs result in probable future economic benefits. Specifically, the additional intellectual property rights acquired in the Nucynta Acquisition enable the Company to eliminate royalty obligations otherwise payable to Assertio under the former Nucynta Commercialization Agreement.

Nucynta Commercialization Agreement

The Company determined that the Nucynta Commercialization Agreement, which closed in January 2018, should be accounted for as an asset acquisition in accordance with ASC Topic 805-50, as substantially all of the fair value of the gross assets acquired was concentrated in the sublicense of the Nucynta Products, which is a single identifiable asset. The Company concluded that the fair value estimates of the assets surrendered, liabilities incurred, and equity interests issued were more clearly evident than the fair value of the assets received, and therefore followed a cost accumulation model to determine the consideration transferred in the asset acquisition.

Under the original terms of the Nucynta Commercialization Agreement, the Company was obligated to make guaranteed annual minimum royalty payments of $537,000 to Assertio, which consisted of scheduled payments of $132,000 in 2018, $135,000 in 2019, $135,000 in 2020, and $135,000 in 2021. Due to the nature of the guaranteed minimum royalty payment obligation and the fact that it was required to be settled in cash, the Company determined that the future minimum royalty payments represented a liability that should be recorded at its fair value as of the Nucynta Commercialization Closing Date. The Company calculated the fair value of the future minimum royalty payments to be $482,300 using a discount rate of 5.7%. The discount rate was determined based on a review of observable market data relating to similar liabilities. The Company determined the $54,700 discount should be recognized as interest expense in the Statement of Operations using the effective interest method and over the repayment period from January 9, 2018 through December 2021. Prior to the Third Amendment to the Nucynta Commercialization Agreement in November 2018, the Company recognized interest expense of $19,281 relating to the minimum royalty payments and amortization expense of $107,662 related to the intangible asset

Effective November 8, 2018 (the “Third Amendment Date”), the Company entered into the Third Amendment to the Nucynta Commercialization Agreement, which eliminated the guaranteed minimum royalty payment obligations for years 2019, 2020 and 2021. As a result, the Company remeasured the remaining contractual obligation as of the Third Amendment Date and recorded a reduction of the acquired intangible asset and obligation. As of December 31, 2018, the Company had paid all of the $132,000 of minimum royalty payment obligation owed under the Nucynta Commercialization Agreement for 2018. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. See Note 12 for further detail regarding the warrant issued to Assertio.

A summary of the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset from the execution of the Nucynta Commercialization Agreement through period end are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible Asset, net
Cost basis as of acquisition date	$515,627	$—	$515,627
Amortization expense from acquisition date through Third Amendment Date	—	(107,662)	(107,662)
Adjustment due to the remeasurement of liability as of Third Amendment Date	(369,581)	—	(369,581)
Additional costs incurred as of Third Amendment Date(1)	8,043	—	8,043
Amortization expense from Amendment Date through fiscal year end	—	(2,172)	(2,172)
Balance as of December 31, 2018	$154,089	$(109,834)	$44,255
Amortization expense	—	(14,752)	(14,752)
Balance as of December 31, 2019	$154,089	$(124,586)	$29,503
Amortization expense through Nucynta Acquisition	—	(1,754)	(1,754)
Additional cost incurred from Nucynta Acquisition	367,081	—	367,081
Amortization expense from Nucynta Acquisition through period end	—	(8,541)	(8,541)
Balance as of March 31, 2020:	$521,170	$(134,881)	$386,289

(1)	Represents fair value of warrant issued in connection with the Amendment to the Nucynta Commercialization Agreement.

Amortization

The Company has been amortizing the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company had initially determined that the useful life for the intangible asset was approximately 4.0 years from the closing date of the Nucynta Commercialization Agreement, January 9, 2018 on the basis of the majority of the cash flows expected to be realized for future product sales under the Nucynta Commercialization Agreement. The Nucynta Acquisition significantly impacted the timing and amount of future cash inflows from the sales of the Nucynta Products, and, therefore, the Company considered it to be a triggering event to remeasure the expected useful life of the Nucynta Intangible Asset. The Company determined that the useful life for the Nucynta Intangible Asset was approximately 5.9 years from the Closing Date of the Nucynta Acquisition and accordingly, the intangible asset will be amortized prospectively over its revised useful life. The Company will recognize amortization expense as a component of cost of product revenues in the Condensed Consolidated Statement of Operations on a straight-line basis over its useful life as it approximates the period of economic benefits expected to be realized from future cash inflows from sales of the Nucynta Products. Prior to the Nucynta Acquisition, the Company had recognized $126,340 of amortization expense related to the Nucynta Intangible Asset. As the accumulated cost basis of the Nucynta Intangible Asset was increased with the Nucynta Acquisition, the Company will continue to prospectively amortize the resulting net intangible asset on a straight-line basis over the remaining useful life.

The following table presents amortization expense recognized for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Nucynta amortization expense included in cost of product revenues	$10,295	$3,688

As of March 31, 2020, the remaining amortization period is approximately 5.8 years and the remaining estimated amortization for 2020, 2021, 2022, 2023, 2024 and 2025 is expected to be $50,385, $67,181, $67,181, $67,181, $67,181 and $67,180, respectively.

9. Accrued Expenses

Accrued expenses as of March 31, 2020 and December 31, 2019 consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
Accrued royalties	$6,301	$21,893
Accrued product taxes and fees	3,541	—
Accrued bonuses	1,198	4,047
Accrued incentive compensation	1,522	1,650
Accrued payroll and related benefits	2,260	1,154
Accrued sales and marketing	805	775
Accrued interest	503	473
Accrued audit and legal	823	308
Accrued inventory	267	—
Accrued other operating costs	1,594	3,180
Total accrued expenses	$18,814	$33,480

10. Term Notes Payable

Pharmakon Term Notes

On February 6, 2020, in connection with the execution of the Nucynta Purchase Agreement, the Company, together with its subsidiary, Collegium Securities Corporation, entered into a Loan Agreement (the “Loan Agreement”) with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”). The Loan Agreement provides for a $200,000 secured term loan (the “term notes”), the proceeds of which were used to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement. On February 13, 2020 (the “Closing Date”), the Company received the net proceeds.

The term notes bear interest at a rate based upon the three-month LIBOR rate, subject to a LIBOR floor of 2.0%, plus a margin of 7.5% per annum, payable quarterly in arrears. The Company is required to repay the term notes by making equal quarterly payments of principal beginning in the first quarter immediately following the third month anniversary of the Closing Date. The term notes will mature on the calendar quarter end immediately following the 48-month anniversary of the Closing Date and is guaranteed by the Company’s material domestic subsidiaries and also secured by substantially all of the Company’s material assets. On the Closing Date, the Company paid to Pharmakon a facility fee equal to 2.50% of the aggregate principal amount of the term notes, or $5,000, in addition to $427 of other expenses incurred by Pharmakon and reimbursed by the Company (together, the “discount”). Net proceeds of $194,573 were transferred to Assertio by Collegium as agent in partial satisfaction of the Nucynta Purchase Agreement. In addition, the Company capitalized $2,456 of term notes issuance costs, related to legal and advisory fees.

The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to a prepayment premium. Except with respect to certain prepayments made with the proceeds from new equity issuances as described below, the prepayment premium is equal to 3.00% of the principal amount being prepaid prior to the second-year anniversary of the Closing Date, 2.00% of the principal amount being prepaid on or after the second-year anniversary, but on or prior to the third-year anniversary, of the Closing Date, and 1.00% of the principal amount being prepaid on or after the third-year anniversary of the Closing Date, but prior to the fourth-year anniversary of the Closing Date. The Loan Agreement also includes a make-whole premium if there is a voluntary prepayment, a prepayment due to a change in control or acceleration following an Event of Default on or prior to the second-year anniversary of the Closing Date in an amount equal to foregone interest from the date of prepayment through the second-year anniversary of the Closing Date. A change of control triggers a mandatory prepayment of the term notes.

If any single voluntary prepayment of the Loan Agreement of less than or equal to $50,000 is made solely from the proceeds of an equity issuance by the Company prior to the second-year anniversary of the Closing Date a prepayment premium of 5.00% would apply, with no make-whole.

The Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require the Company to maintain $200,000 in annual net sales and covenants that limit the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business, restrictions which limit the Company’s ability pay dividends and restrictions of net assets of subsidiaries. The Loan Agreement also contains customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Failure to comply with these covenants would constitute an event of default under the Loan Agreement, notwithstanding the Company’s ability to meet its debt service obligations. The Loan Agreement also includes various customary remedies for Pharmakon following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement. Under certain circumstances, a default interest rate will apply on outstanding obligations during the occurrence and continuance of an event of default. As of March 31, 2020, the Company was in compliance with all of its covenants.

In March 2020, the Company amended the term notes with Pharmakon to clarify the timing of the quarterly payments of principal. The amendment did not modify the Company’s borrowings, interest rates, or covenants.

During the three months ended March 31, 2020, the Company recognized approximately $2,986 of interest expense related to the term notes.

As of March 31, 2020, scheduled principal repayments under the term notes are as follows:

Years ended December 31,	Principal Payments
2020	$37,500
2021	50,000
2022	37,500
2023	50,000
2024	25,000
Total before unamortized discount and issuance costs	$200,000
Less: unamortized discount and issuance costs	(7,430)
Total term notes	$192,570

Silicon Valley Bank Term Loan Facility

From August 2012 until January 2020, the Company maintained a term loan facility with Silicon Valley Bank (“SVB”), which was amended in connection with, and as a condition to, consummation of the transactions contemplated by the Nucynta Commercialization Agreement. Under the amended term loan (“Consent and Amendment”), the Company had a term loan facility in an amount of $11.5 million, which replaced the Company’s previously existing term loan facility. The proceeds of the Consent and Amendment were used to finance certain payment obligations under the Nucynta Commercialization Agreement and to repay the balance of the previously existing term loan.

The Consent and Amendment bore interest at a rate per annum of 0.75% above the prime rate (as defined in the Consent and Amendment). The Company was eligible to repay the Consent and Amendment in equal consecutive monthly installments of principal plus monthly payments of accrued interest, commencing in January 2020.

In January 2020, the Company prepaid the outstanding principal and accrued interest on the Consent and Amendment along with the required prepayment fees. The loss on extinguishment of the term loan was immaterial and was recorded as a component of interest expense.

11. Convertible Senior Notes

On February 13, 2020, the Company issued 2.625% convertible senior notes due in 2026 (the “convertible notes”) in the aggregate principal amount of $143,750, in a public offering registered under the Securities Act of 1933, as amended. The convertible notes were issued in connection with funding the Nucynta Acquisition, and the proceeds of the convertible notes were used to finance a portion of the purchase price payable pursuant to the Nucynta Purchase Agreement. Some of the Company’s existing investors participated in the convertible notes offering.

The Company may, at its option, settle the convertible notes in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. Accordingly, the Company separately accounted for the liability component (the “Liability Component”) and the embedded derivative conversion option (the “Equity Component”) of the convertible notes by allocating the proceeds between the Liability Component and the Equity Component. In connection with the issuance of the convertible notes, the Company incurred approximately $5,473 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $1,773 was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $3,700 was allocated to the Liability Component and recorded as a debt discount of the convertible notes. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over six years.

The convertible notes are the Company’s senior unsecured obligations and bear interest at a rate of 2.625% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Before August 15, 2025, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted. The initial conversion rate is 34.2618 shares of common stock per $1 principal amount of notes, which represents an initial conversion price of approximately $29.19 per share of common stock. The conversion rate and conversion price are subject to adjustment upon the occurrence of certain events.

Holders of the convertible notes may convert all or any portion of their convertible notes, in multiples of $1 principal amount, at their option only under the following circumstances:

(1)	during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)	during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the ‘‘measurement period’’) in which the “trading price” per $1 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
(3)	upon the occurrence of certain corporate events or distributions on the Company’s common stock;
(4)	if the Company calls the convertible notes for redemption; or
(5)	at any time from, and including, August 15, 2025 until the close of business on the scheduled trading day immediately before the maturity date.

As of March 31, 2020, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

The Company may not redeem the convertible notes prior to February 15, 2023. On or after February 15, 2023, the Company may redeem the convertible notes, in whole and not in part, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on:

(1)	each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and
(2)	the trading day immediately before the date the Company sends such notice.

Calling any convertible note for redemption will constitute a make-whole fundamental change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that convertible note, if it is converted in connection with the redemption, will be increased in certain circumstances for a specified period of time.

The convertible notes have customary default provisions, including (i) a default in the payment when due (whether at maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any note; (ii) a default for 30 days in the payment when due of interest on any note; (iii) a default in the Company’s obligation to convert a note in accordance with the indenture; (iv) a default with respect to the Company’s obligations under the indenture related to consolidations, mergers and asset sales; (v) certain payment or other defaults by the Company or certain subsidiaries with respect to mortgages, agreements or other instruments for indebtedness for money borrowed of at least $20,000; and (vi) certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

The initial carrying amount of the Liability Component of $97,200 was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible borrowing rate for similar debt. The Equity Component of the Notes of $46,550 was recognized as a debt discount. The excess of the principal amount of the Liability Component over its carrying amount is amortized to interest expense using the effective interest method over six years. The Equity Component, which is included in the additional paid in capital portion of stockholders’ equity on the Company’s consolidated balance sheet, is not remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2020, the convertible notes outstanding consisted of the following:

Liability component:
Principal	$143,750
Less: unamortized debt discount and issuance costs	(49,367)
Net carrying amount	$94,383

Equity component, net of issuance costs of $1,773	$44,777

The Company determined the expected life of the convertible notes was equal to its six-year term. The effective interest rate on the Liability Component of the convertible notes was 10.31%. As of March 31, 2020, the “if-converted value” did not exceed the remaining principal amount of the convertible notes. The fair value of the convertible notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the convertible notes, which differs from their carrying value, is influenced by market interest rates, the Company’s stock price and stock price volatility.

The following table presents the total interest expense recognized related to the convertible notes during the three months ended March 31, 2020:

Three months ended March 31,
2020
Contractual interest expense	$503
Amortization of debt discount	818
Amortization of debt issuance costs	65
Total interest expense	$1,386

As of March 31, 2020, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2020	$1,939
2021	3,826
2022	3,826
2023	3,826
2024	3,836
Thereafter	149,504
Total minimum payments	$166,757
Less: interest	(23,007)
Less: unamortized debt discount and issuance costs	(49,367)
Convertible senior notes	$94,383

12. Equity

The changes in shareholders’ equity for three months ended March 31, 2020 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	33,678,840	$34	$447,297	$(359,899)	$87,432
Exercise of common stock options	455,573	—	4,454	—	4,454
Issuance for employee stock purchase plan	39,411	—	357	—	357
Vesting of restricted stock units ("RSUs")	195,280	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(63,064)	—	(1,358)	—	(1,358)
Stock-based compensation	—	—	4,951	—	4,951
Equity component of 2020 Convertible Notes, net of issuance costs of $1,773	—	—	44,777	—	44,777
Net income	—	—	—	450	450
Balance, March 31, 2020	34,306,040	$34	$500,478	$(359,449)	$141,063

The changes in shareholders’ equity for three months ended March 31, 2019 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	33,265,629	$33	$428,729	$(337,177)	$91,585
Exercise of common stock options	18,693	—	246	—	246
Issuance for employee stock purchase plan	32,826	—	444	—	444
Vesting of RSUs	101,483	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(33,503)	—	(488)	—	(488)
Stock-based compensation	—	—	4,263	—	4,263
Net loss	—	—	—	(9,700)	(9,700)
Balance, March 31, 2019	33,385,128	$33	$433,194	$(346,877)	$86,350

Warrants

As of March 31, 2020, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022. The Company has recorded the relative fair value of the warrant as a component of equity interest issued by the Company as consideration transferred in the cost accumulation model for the asset acquisition. The Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. The Company concluded that the warrant met the definition of an equity instrument and was recorded as a component of additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet as of the issuance date.

13. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
	2020	2019
Research and development expenses	$770	$567
Selling, general and administrative expenses	4,181	3,696
Total stock-based compensation expense	$4,951	$4,263

At March 31, 2020, there was approximately $48,713 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

Performance Share Units, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of March 31, 2020, there were 946,952 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units.

Performance Share Units

The Company periodically grants performance share units (“PSUs”) to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

In January 2019, the Company granted PSUs with performance conditions related to 2019, 2020, 2021 and three-year cumulative revenue goals for Xtampza ER. The PSUs will vest following a three-year performance period, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance criteria, and no shares will be issued if the minimum applicable performance metric is not achieved. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving the performance metrics. If there is a change in the estimate of the number of shares that are likely to vest, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

In February 2020, the Company additionally granted PSUs with performance criteria related to the relative ranking of the total stockholder return (“TSR”) of the Company’s common stock in 2020, 2021, 2022 and the cumulative three-year performance period return relative to the TSR of certain peer companies within the S&P Pharmaceutical Select Industry Index. TSR will be measured based on the 30-day average stock price on the first day of each period compared to the 30-day average stock price on the last day of each period. The 2020, 2021, and 2022 PSUs will vest annually, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. The cumulative PSUs will vest following the three-year performance period, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance, and no shares will be issued if the minimum applicable performance metric is not achieved. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. The weighted-average grant date fair value of 2020 PSUs granted with market-based vesting conditions was $28.81 based on the valuation model.

A summary of the Company’s PSUs activity for the three months ended March 31, 2020 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2019	99,400	$15.90
Granted	187,978	28.49
Vested	—	—
Forfeited	—	—
Performance adjustment	(4,155)	15.90
Outstanding at March 31, 2020	283,223	$24.26

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares earned may vary based on the satisfaction of performance criteria. For the three months ended March 31, 2020 and 2019, the stock-based compensation expense for PSUs was $397 and $15, respectively.

Restricted Stock Units

A summary of the Company’s restricted stock units activity for the three months ended March 31, 2020 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2019	849,679	$17.10
Granted	725,422	21.34
Vested	(195,280)	17.83
Forfeited	(7,263)	17.63
Outstanding at March 31, 2020	1,372,558	$19.23

The Company’s restricted stock units generally vest ratably over a four-year period of service.

Stock Options

A summary of the Company’s stock option activity for the three months ended March 31, 2020 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2019	3,955,887	$16.00	7.5	$21,257
Granted	574,783	21.39
Exercised	(455,573)	9.78
Cancelled	(40,883)	19.36
Outstanding at March 31, 2020	4,034,214	$17.44	7.8	$5,904
Exercisable at March 31, 2020	1,916,510	$16.55	6.7	$3,550

The Company’s stock options generally vest ratably over a four-year period of service and have a ten-year contractual life. Upon termination, vested stock options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended March 31,
	2020	2019
Risk-free interest rate	1.5%	2.6%
Volatility	65.5%	63.3%
Expected term (years)	6.1	6.1
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three months ended March 31, 2020, 39,411 shares of common stock were purchased for total proceeds of $357. During the three months ended March 31, 2019, 32,826 shares of common stock were purchased for total proceeds of $444. The expense for the three months ended March 31, 2020 and 2019 was $79 and $100, respectively.

14. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

Xtampza ER Litigation

The Company filed the NDA for Xtampza ER as a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), in this case Oxycontin. The 505(b)(2) process requires that the Company certifies to the FDA and notify Purdue Pharma, L.P (“Purdue”), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for Oxycontin in the Orange Book, or that the patents are invalid. The Company made such certification and provided such notice on February 11, 2015 and such certification documented why Xtampza ER does not infringe any of the 11 Orange Book listed patents for Oxycontin, five of which have been invalidated in court proceedings. Under the Hatch-Waxman Act of 1984, Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

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

The current suits have been consolidated by the District of Massachusetts, where Purdue asserted infringement of five patents: the ʼ497 patent, the ʼ933 patent, the ʼ717 patent, the ʼ919 patent, and the ʼ961 patent. The Court issued an order on September 28, 2018 in which it granted in part a motion for summary judgment filed by the Company, and in which the Court ruled that the ʼ497 and ʼ717 patents are not infringed by the Company. As a result, only the ʼ933, the ʼ919, and the ʼ961 patents remain in dispute. On October 16, 2018, the Company filed a motion to stay proceedings in the district court on the ‘961 patent pending the PGR. None of these suits are associated with any stay of FDA approval for Xtampza ER. Purdue has made a demand for monetary relief but has not quantified its alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and seeks a judgment that the patents are invalid and/or not infringed by the Company; the Company is also seeking a judgment that the case is exceptional, with an award to the Company of its attorneys’ fees for defending the case.

A claim construction hearing was held on June 1, 2017. On November 21, 2017, the Court issued its claim construction ruling, construing certain claims of the ʼ933, ʼ497, and ʼ717 patents. No trial date has been scheduled. On September 18, 2019, Purdue gave the Court notice of its bankruptcy filing and sought the imposition of an automatic stay of the proceedings. On September 20, 2019, the matter was stayed pending further order of the Court.

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

On March 21, 2018, the Company, along with other pharmaceutical manufacturers and distributors, was named in a class-action lawsuit filed in the Eastern District of Kentucky by a family practice clinic, on behalf of other similarly-situated healthcare providers. The action alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) relating to opioid marketing and distribution practices. On April 14, 2018, the lawsuit was conditionally transferred by the Judicial Panel on Multi-District Litigation to the federal Prescription Opiate Multi District Litigation (the “MDL”) in the Southern District of Ohio. On April 10, 2018, the conditional transfer was finalized and the lawsuit was docketed in the MDL on April 11, 2018. On May 4, 2018, the Company, along with other pharmaceutical manufacturers and distributors, were named in two lawsuits filed in the MDL by the Fiscal Court of Bourbon County, Kentucky and the Fiscal Court of Owen County, Kentucky, relating to opioid marketing and distribution practices. On July 11 and 12, 2018, the Company was named in four lawsuits filed in the MDL by a health system and various member hospitals. On September 26, 2018, the Company was named in two lawsuits filed in the MDL by the Fiscal Court of Lee County, Kentucky and the Fiscal Court of Wolfe County, Kentucky. On March 15, 2019, the plaintiffs in these MDL cases filed amended complaints which no longer name the Company as a defendant, effectively terminating these lawsuits as to the Company.

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

On March 15, 2019, the Company was named in a lawsuit in the MDL by the City of Paterson, New Jersey. The lawsuit alleges violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws, and seeks, generally, penalties and/or injunctive relief. In April 2019, the City of Norwich, Connecticut and the Town of Enfield, Connecticut filed lawsuits in Connecticut Superior Court. The lawsuits allege violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On June 28, 2019, both cases were transferred to the MDL. In October 2019, the Company was named in two additional Connecticut lawsuits: the City of Middletown and the Town of Wethersfield. These cases were both also transferred to the MDL in July 2019. On January 15, 2020, the Company was named in a new lawsuit in Connecticut Superior Court, filed by the Town of Windham. This case was removed and transferred to the MDL in March 2020.

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

On July 30, 2018, a lawsuit was filed by the City of Worcester, Massachusetts against the Company and other pharmaceutical manufacturers and distributors. The action alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. In February 2019, the City of Worcester case was transferred to the Business Litigation Session of the Superior Court. Additional lawsuits brought by the following cities and counties Massachusetts were filed between October 2018 and April 2019: City of Salem, City of Framingham, Town of Lynnfield, City of Springfield, City of Haverhill, City of Gloucester, Town of Canton, Town of Wakefield, City of Chicopee; Town of Natick; City of Cambridge, and Town of Randolph. Each of these additional lawsuits has been coordinated before the Business Litigation Session. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, and defendants’ motions to dismiss were denied on January 3, 2020. The Company has answered the City of Cambridge complaint, and discovery in these coordinated cases is stayed, pending a May 28, 2020 case management conference where further scheduling and discovery will be addressed.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Forward-looking Statements” and “Risk Factors”, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC.

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

Our product portfolio also includes Nucynta IR and Nucynta ER (collectively, the “Nucynta Products”). In December 2017, we entered into a Commercialization Agreement (the “Nucynta Commercialization Agreement”) with Assertio Therapeutics, Inc. (“Assertio”), pursuant to which we licensed the right to commercialize the Nucynta Products in the United States. Nucynta ER is an extended-release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate-release formulation of tapentadol that is indicated for the management of acute adult pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began marketing the Nucynta Products in February 2018. On February 6, 2020, we entered into an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which the Company agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the rights to the license from Grünenthal

GmbH (“Grünenthal”), for an aggregate purchase price of $375.0 million. On February 13, 2020, we closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon closing, the Nucynta Commercialization Agreement was terminated, with the exception of certain provisions thereof which survived pursuant to the terms of the Nucynta Purchase Agreement, and our royalty payment obligations to Assertio thereunder ceased. Following the closing, the Company will pay royalties directly to Grünenthal at a rate of 14% of net sales of the Nucynta Products.

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

Net income for the three months ended March 31, 2020 was $450,000. In every annual reporting period since inception, we have incurred net losses. As of March 31, 2020, we had an accumulated deficit of $359.4 million. Substantially all of our prior net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs. We have historically paid royalties to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds, which ceased upon closing of the Nucynta Acquisition. Our net income (loss) may fluctuate significantly from quarter to quarter and year to year.

We believe that our cash and cash equivalents at March 31, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

In December 2019, a novel strain of coronavirus began infecting people in China; since then, the disease caused by that virus, COVID-19, has sickened millions of people across the world and in March 2020, the World Health organization declared COVID-19 a pandemic. The pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. As of the date of the filing of this Quarterly Report on Form 10-Q, we expect the COVID-19 pandemic and actions taken to contain it to impact our revenue (due to fewer new patients beginning therapy with our products) and decrease certain operating expenses, including travel and regulatory expenses associated with post-marketing trials that are delayed for 2020. We believe that the disruptions caused by COVID-19 will be temporary, but there remains substantial uncertainty as to when such disruptions will cease (or ease).

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

The critical accounting policies we identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”), relate to revenue recognition and impairment of intangible assets. Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets, and tax valuation reserves. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

RESULTS OF OPERATIONS

(in thousands)

	Three months ended March 31,
	2020	2019
	(in thousands)
Product revenues, net	$76,511	$74,516
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	27,229	45,476
Intangible asset amortization	10,295	3,688
Total cost of products revenues	37,524	49,164
Gross profit	38,987	25,352
Operating expenses
Research and development	2,666	2,992
Selling, general and administrative	31,260	32,352
Total operating expenses	33,926	35,344
Income (loss) from operations	5,061	(9,992)
Interest expense	(4,823)	(234)
Interest income	212	526
Net income (loss)	$450	$(9,700)

Comparison of the three months ended March 31, 2020 and March 31, 2019

Product revenues, net were $76.5 million for the three months ended March 31, 2020 (the “2020 Quarter”), compared to $74.5 million for the three months ended March 31, 2019 (the “2019 Quarter”). The $2.0 million increase was related to an increase in revenue for Xtampza ER of $6.4 million, offset by a decrease in revenue for the Nucynta Products of $4.4 million. For the 2020 Quarter, Xtampza ER product revenues, net were $31.5 million, compared to $25.1 million for the 2019 Quarter. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increased demand and an increase in price. For the 2020 Quarter, Nucynta IR and ER product revenues, net were $28.0 million and $17.0 million, respectively, compared to $29.9 million and $19.5 million, respectively, for the 2019 Quarter. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues was $27.2 million for the 2020 Quarter, compared to $45.5 million for the 2019 Quarter. The $18.3 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products. In the 2019 Quarter, we recognized $32.1 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement. Our sales-based royalty obligations to Assertio ceased upon closing of the Nucynta Acquisition on February 13, 2020. Prior to the closing, the Company recognized $14.2 million of non-cash royalty expense in the 2020 Quarter.

Intangible asset amortization was $10.3 million for the 2020 Quarter, compared to $3.7 million for the 2019 Quarter. The $6.6 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $2.7 million for the 2020 Quarter, compared to $3.0 million for the 2019 Quarter. The $326,000 decrease was primarily related to a decrease in trials costs and supplies offset by an increase in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $31.3 million for the 2020 Quarter, compared to $32.4 million for the 2019 Quarter. The $1.1 million decrease was primarily related to:

●	a decrease in audit, legal, and other professional fees of $2.3 million;
●	a decrease in sales, marketing and consulting costs of $941,000, primarily due to higher costs incurred in the 2019 Quarter to commercialize the Nucynta Products;
●	a decrease in trainings, conferences and meetings of $898,000, primarily due to timing of events; offset by

●	an increase in product taxes and fees of $1.6 million, primarily due to certain states recently enacting excise taxes on the sale of opioids; and
●	an increase in salaries, wages and benefits of $1.1 million, primarily due to stock-based compensation expense, wage increases and incentive compensation expense.

Interest expense was $4.8 million for the 2020 Quarter, compared to $234,000 in the 2019 Quarter. The increase was primarily due to $4.4 million of interest expense recognized in the 2020 Quarter associated with the term notes and convertible notes issues in connection with the Nucynta Acquisition.

Interest income was $212,000 for the 2020 Quarter, compared to $526,000 in the 2019 Quarter. The $314,000 decrease was primarily due to a lower balance invested in money market funds in the 2020 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of March 31, 2020, we had $116.2 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents at March 31, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

The following transactions represent the material changes in borrowing arrangements and equity offerings that were previously disclosed in our most recent Annual Report.

Pharmakon Term Notes

On February 6, 2020, in connection with the execution of the Nucynta Purchase Agreement, we, together with our subsidiary, Collegium Securities Corporation, entered into the Loan Agreement with BioPharma Credit PLC, as collateral agent and lender; and BioPharma Credit Investments V (Master) LP, as lender. The Loan Agreement provides for a $200.0 million secured term loan (the “term notes”), the proceeds of which were used to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement.

The term notes will mature on the calendar quarter end immediately following the 48-month anniversary of the closing of the Nucynta Acquisition, and is guaranteed by our material domestic subsidiaries and is also secured by substantially all of our material domestic assets. The term notes will bear interest at a rate based upon LIBOR (subject to a LIBOR floor of 2.0%), plus a margin of 7.5% per annum. We are required to repay the term notes by making equal quarterly payments.

The Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require us to maintain $200.0 million in annual net sales and covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an event of default under the Loan Agreement, notwithstanding our ability to meet its debt service obligations. The Loan Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement.

2026 Convertible Notes

On February 13, 2020, in connection with the execution of the Nucynta Purchase Agreement, we issued 2.625% convertible senior notes due 2026 (the “convertible notes”), in the aggregate principal amount of $143.8 million, in a public offering registered under the Securities Act of 1933, as amended. The proceeds were used to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement.

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

Silicon Valley Bank Term Loan Facility

From August 2012 until January 2020, we maintained a term loan facility with Silicon Valley Bank, which was amended in connection with, and as a condition to, consummation of the transactions contemplated by the Nucynta Commercialization Agreement. Under the amended term loan, we had a term loan facility in an amount of $11.5 million, which replaced our previously existing term loan facility. The proceeds were used to finance certain payment obligations under the Nucynta Commercialization Agreement and to repay the balance of the previously existing term loan. In January 2020, in anticipation of consummation of the Nucynta Acquisition and related financing activities, we repaid all of our outstanding indebtedness under the amended term loan.

Cash Flows

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(6,669)	$(8,569)
Net cash used in investing activities	(367,647)	(3,323)
Net cash provided by financing activities	323,120	169
Net decrease in cash, cash equivalents and restricted cash	$(51,196)	$(11,723)

Operating activities.  Cash used in operating activities was $6.7 million in the three months ended March 31, 2020 (the “2020 Quarter”), compared to cash used in operating activities of $8.6 million in the three months ended March 31, 2019 (the “2019 Quarter”). The $1.9 million decrease in cash used in operating activities was primarily due to higher net income and non-cash adjustments related to the Nucynta Acquisition, which resulted in higher intangible asset amortization and higher non-cash interest expense from the term notes and convertible notes. These increases were partially offset by decreases in the working capital accounts.

Investing activities.  Cash used in investing activities was $367.6 million in the 2020 Quarter, compared to cash used in investing activities of $3.3 million in the 2019 Quarter. The $364.3 million increase in cash used in investing activities was primarily related to the Nucynta Acquisition. The remaining change is primarily related to purchases of property, plant, and equipment primarily for the dedicated production suite at our contract manufacturing organization.

Financing activities.  Cash provided by financing activities was $323.1 million for the 2020 Quarter, compared to cash provided by financing activities of $169,000 in the 2019 Quarter. The $322.9 million increase in cash provided by financing activities was primarily related to net proceeds from the term notes of $192.4 million and issuance the convertible notes of $138.8 million issued in the 2020 Quarter. This increase was partially offset by the term loan repayment of $11.5 million. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at March 31, 2020 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Certain economic or strategic considerations may cause us to seek additional cash through private or public debt or equity offerings. Such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all. The continued spread of COVID-19 has led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing shareholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast that our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

●	the generation of reasonable levels of revenue from products sales and the impact of the COVID-19 pandemic on our business and results of operations;
●	the cost of growing and maintaining sales, marketing and distribution capabilities for our products;
●	the cost of patent infringement litigation, including our litigation with each of Purdue and Teva, relating to Xtampza ER and the Nucynta Products, which may be expensive to defend;
●	the cost of litigation related to opioid marketing and distribution practices;
●	the timing and costs associated with manufacturing our products, for commercial sale and clinical trials; and
●	the effect of competing technological and market developments

If we cannot capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

ADDITIONAL INFORMATION

To supplement our financial results presented on a GAAP basis, we have included information about non-GAAP adjusted income (loss). We use this non-GAAP financial measure to understand, manage and evaluate the Company as we believe it represents the performance of our core business. Because this non-GAAP financial measure is an important internal measure for the Company, we believe that the presentation of the non-GAAP financial measure provides analysts, investors and lenders insight into management’s view and assessment of the Company’s ongoing operating performance. In addition, we believe that the presentation of this non-GAAP financial measure, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing the Company’s performance and results from period to period. We report this non-GAAP financial measure in order to portray the results of our major operations prior to considering certain income statement elements. This non-GAAP financial measure should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP.

Non-GAAP adjusted income (loss) is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude stock-based compensation expense, amortization expense, non-cash interest expense, and certain royalty costs recognized in connection with the Nucynta Commercialization Agreement. Any non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, a non-GAAP measure used by other companies.

	Three months ended
	March 31,
	2020	2019
GAAP net income (loss)	$450	$(9,700)
Non-GAAP adjustments:
Stock-based compensation expense(1)	4,951	4,263
Intangible asset amortization(2)	10,295	3,688
Non-cash interest expense(3)	1,336	—
Nucynta royalty adjustment (4)	14,216	—
Total non-GAAP adjustments	$30,798	$7,951
Non-GAAP adjusted income (loss)	$31,248	$(1,749)

(1)
Represents stock-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants and our employee share purchase plan.
(2)
Represents amortization expense from the Nucynta Intangible Asset.
(3)
Represents non-cash interest expense recognized related to the accretion of debt discount and amortization of debt issuance costs.
(4)
Represents adjustment for royalty expense recognized in 2020 prior to the closing of the Nucynta Asset Purchase Agreement in February 2020. The royalty expense was included as a reduction to the base purchase price for the Nucynta Asset Purchase Agreement and, upon closing, the Company was discharged of any unpaid royalties due to Assertio.

CONTRACTUAL OBLIGATIONS

With the exception of the Loan Agreement with Pharmakon and issuance of convertible notes previously discussed, there have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented any off‑balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. There have been no significant changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2019.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the current interim period covered by this Quarterly Report on Form 10-Q, we assumed certain material assets and liabilities in connection with the Nucynta Acquisition. In response, we added and modified certain processes that are part of our internal control over financial reporting to monitor the resulting intangible asset, term notes and convertible senior notes. Other than the aforementioned changes, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely. As a result of these changes to the working environment the Company has not identified any material changes in the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting

PART II—OTHER INFORMATION

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As of May 7, 2020, the continued spread of a novel coronavirus (“COVID-19”) has led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. It is likely that the continued spread of COVID-19 could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our ability to raise additional capital to fund our operations.

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

In February 2020, in connection with the Nucynta Acquisition, we incurred (i) $143.8 million in principal amount of indebtedness in the form of convertible notes; and (ii) $200.0 million in secured indebtedness pursuant to our

Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (the “Loan Agreement”). In January 2020, we paid off the outstanding principal and accrued interest under our term loan facility with Silicon Valley Bank with cash on hand. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the convertible notes, and our cash needs may increase in the future. In addition, our Loan Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase our convertible notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the notes or pay cash upon their conversion. Noteholders, subject to a limited exception described in the notes, may require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion. Our failure to repurchase notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. Concurrently with the closing of the Nucynta Acquisition, we incurred approximately $200.0 million of term notes under our Loan Agreement. Such indebtedness will amortize on a quarterly basis, and is due to fully mature in 2024. We may not have sufficient funds to satisfy all amounts due under our other indebtedness (including the Loan Agreement) and the notes.

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

Additionally, our sales, marketing and distribution capabilities may be hindered as a result of the COVID-19 outbreak. In response to the outbreak and the resulting mandatory closure of non-essential businesses and “social distancing” measures recommended by U.S. public health officials, our sales personnel have transitioned to remote work. The safety and well-being of our employees is our highest priority and we expect to maintain such mitigating measures until such time as mandated closures are lifted and public health officials change their recommendations, and we are working to equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to successfully commercialize our products. The travel restrictions and “social distancing” recommendations resulting from the spread of COVID-19 have impacted our sales professionals’ ability to travel to and meet with customers in person. The outbreak has also prompted hospitals and other healthcare providers to limit our and our wholesalers’ and distributors’ access to physicians and other key healthcare personnel, which may inhibit our and our customers’ ability to meet existing, or generate new, demand for our products. Moreover, we face the risk that, despite social distancing and other mitigating measures, we could face a loss of productivity due to a number of our sales and marketing personnel becoming infected with the virus. If we are unable to effectively commercialize our products during the COVID-19 outbreak, our ability to generate sufficient product revenue may be adversely affected

If physicians, patients, healthcare payors and the medical community do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer.

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

We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. In light of the COVID-19 public health emergency, the DEA now allows the issuance of a prescription for a controlled substance after examination of a patient through telemedicine technology as an in-person examination may not be possible

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. In July 2018, the DEA published final guidelines strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota management regulatory system. For 2019, the DEA has proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas. The DEA has proposed further decreasing manufacturing quotas in 2020 for five of the six opioids (fentanyl, hydrocodone, hydromorphone, oxycodone, oxymorphone), by an average of 28%. Together with reductions in morphine, this is a 53% decrease since 2016. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

California and several other states have enacted legislation related to prescription drug pricing transparency and it is unclear the effect this legislation will have on our business. Laws intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms may continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources and expertise to manufacture and test, on a commercial scale, the technical performance of our products. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturers for our products, as well as other vendors to formulate, test, supply, store and distribute our products and we control only certain aspects of their activities. In 2016, we began to construct a dedicated facility for a portion of the Xtampza ER manufacturing process, at a site operated by our contract manufacturing organization, Patheon, part of Thermo Fisher Scientific. This dedicated facility has required significant capital expenditures and, when operational, is likely to result in significantly increased fixed costs. This dedicated facility requires the maintenance of additional regulatory approvals and entails other costs, all of which we will need to absorb. We cannot guarantee that we will be able to successfully leverage the dedicated facility in a timely or profitable manner, or within the budget that we currently project. If the demand for Xtampza ER and any future related products never meets our expectations and forecasts, or if we do not produce the output we plan, we may not be able to realize the return on investment we anticipated, which would have a negative impact on our financial condition and results of operations.

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources.

Our reliance on a limited number of vendors and, in particular, Patheon as our single manufacturer for Xtampza ER and the future manufacturer of Nucynta ER, exposes us to the following risks, any of which could delay commercialization of our products, result in higher costs, or deprive us of potential product revenues:

●	Our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand (even after accounting for the increased capacity to be provided by the dedicated facility), may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products (including pandemics such as the COVID-19 outbreak whose impact on supply chains is discussed in more detail in the risk factors below), may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.
●	Our contract manufacturer could default on their agreement with us to meet our requirements for commercial supplies of our products and/or deliver the dedicated facility according to the currently agreed timeline.
●	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products, before we may use the alternative manufacturer to produce commercial supplies.
●	It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturer and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.
●	If our contract manufacturer were to terminate our arrangement or fail to meet our commercial manufacturing demands, we may be forced to delay our development and commercial programs.

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

We presently depend upon a single supplier for the active pharmaceutical ingredient for Xtampza ER (oxycodone base) and the Nucynta Products (tapentadol) and we contract with this supplier for commercial supply of our products. Although we have identified an alternate source for oxycodone base for Xtampza ER, it would be time-consuming and costly to qualify this source. Any changes executed by our supplier to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our supplier were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs (including as a result of disruptions in personnel or the global supply chain resulting from the COVID-19 outbreak), we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 35%, 31% and 30% of our product shipments for the three months ended March 31, 2020. The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Risks Related to Our Business and Strategy

Our business may be adversely affected by the COVID-19 pandemic.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. As of May 7, 2020, COVID-19 has spread to other countries, including the United States, and has been declared to be a pandemic by the World Health Organization. The United States has declared a national emergency and efforts to contain the spread of COVID-19 have intensified, including “shelter in place” or similar orders by state governments, the closing of non-essential businesses and severe travel restrictions imposed by the U.S. government related to China and Europe. The outbreak and any preventative or protective actions that we, our manufacturers, suppliers, licensors and other collaborators or governmental authorities may take with respect to the COVID-19 pandemic has disrupted and may continue to disrupt our business and the U.S. and global economies as a whole. We are diligently working to limit the disruption to our operations, and to mitigate the impact of the COVID-19 pandemic on our employees’ health and safety. However, the COVID-19 pandemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to a substantial percentage of personnel contracting the virus or due to shutdowns that have been or may be requested or mandated by governmental authorities. Given the interconnectivity of the global economy and the possible rate of future global transmission, the full extent to which the COVID-19 pandemic could affect the U.S. and global economies is unknown and its impact may extend beyond the areas which are currently known to be impacted.

The COVID-19 pandemic has and will likely continue to have a substantial impact on the delivery of healthcare services in the United States. Hospitals have begun to reduce and divert staffing, divert resources to patients suffering from COVID-19 and limit hospital access for non-patients, including our sales professionals. In addition, as discussed above, travel restrictions due to COVID-19 have impacted our sales professionals’ ability to travel to customers, which will have a negative impact on our sales and the market penetration of our products. Moreover, the spread of COVID-19 has had, and may continue to have, an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients increasingly make efforts to avoid or postpone seeking non-essential medical care and hospitals cancel elective surgeries due to the COVID-19 pandemic. These circumstances may result in reduced demand for our products and negatively impact our sales and results of operations.

The extent to which the COVID-19 pandemic impacts our results of operation will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the ultimate geographic spread of COVID-19, the duration of the pandemic, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, our commercialization efforts, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business, financial condition and results of operations, and we will continue to monitor the effects of the COVID-19 pandemic closely.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, health epidemic (such as the ongoing COVID-19 pandemic) or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

The disaster recovery and business continuity plans we have in place, and the technology that we may rely upon to implement such plans, may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition and results of operation.

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

In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks stated above could have a material adverse effect on the market price of our common stock.

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

As of March 31, 2020, there were outstanding options to purchase an aggregate of 4,034,214 shares of our common stock at a weighted average exercise price of $17.44 per share, of which options to purchase 1,916,510 shares of our common stock were then exercisable. In addition, as of March 31, 2020, we had an outstanding warrant with Assertio to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended March 31, 2020:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2020 through January 31, 2020	3,008	$21.61	-	-
February 1, 2020 through February 29, 2020	59,098	$21.62	-	-
March 1, 2020 through March 31, 2020	958	$15.92	-	-
Total	63,064	$21.53	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

4.1	Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.(1)
4.2	First Supplemental Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.(1)
4.3	Form of certificate representing the 2.625% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 10.2).(1)
10.1	Purchase Agreement, dated as of February 6, 2020, by and between Collegium Pharmaceutical, Inc. and Assertio Therapeutics, Inc. (2)
10.2

Loan Agreement, dated as of February 6, 2020, by and among the Company, its subsidiaries, BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender.(2)

10.3

First Amendment to Loan Agreement, dated as of February 24, 2020, by and among the Company, its subsidiaries, BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender.(filed herewith)

10.4*

License Agreement (U.S.), dated as of January 13, 2015, by and among Grünenthal GmbH, Janssen Research & Development, LLC, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc. (filed herewith).

10.5*	Consent Agreement, dated January 30, 2020, by and among Grünenthal GmbH, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc. (filed herewith).
10.6	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.(3)
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

* Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the Commission upon request.

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2020.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2020.
(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on December 4, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 7, 2020	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2020	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)