Form 10-Q
period 2020-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2020-08-05
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 34,525,650 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$145,678	$170,019
Accounts receivable	81,195	72,953
Inventory	18,815	9,643
Prepaid expenses and other current assets	5,125	3,105
Total current assets	250,813	255,720
Property and equipment, net	15,156	11,854
Operating lease assets	8,697	9,047
Intangible asset, net	369,494	29,503
Restricted cash	2,547	—
Other noncurrent assets	163	178
Total assets	$646,870	$306,302
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$8,182	$6,247
Accrued expenses	25,111	33,480
Accrued rebates, returns and discounts	171,053	157,549
Current portion of term notes payable	47,069	3,833
Current portion of operating lease liabilities	696	656
Total current liabilities	252,111	201,765
Term notes payable, net of current portion	133,862	7,667
Convertible senior notes	96,046	—
Operating lease liabilities, net of current portion	9,084	9,438
Total liabilities	491,103	218,870
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at June 30, 2020 and December 31, 2019; issued and outstanding shares - none at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at June 30, 2020 and December 31, 2019; issued and outstanding shares - 34,494,302 at June 30, 2020 and 33,678,840 at December 31, 2019	34	34
Additional paid-in capital	507,124	447,297
Accumulated deficit	(351,391)	(359,899)
Total shareholders’ equity	155,767	87,432
Total liabilities and shareholders’ equity	$646,870	$306,302

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Product revenues, net	$78,058	$75,040	$154,569	$149,556
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	12,899	44,966	40,128	90,442
Intangible asset amortization	16,795	3,688	27,090	7,376
Total cost of products revenues	29,694	48,654	67,218	97,818
Gross profit	48,364	26,386	87,351	51,738
Operating expenses
Research and development	2,493	2,459	5,159	5,451
Selling, general and administrative	29,322	28,935	60,582	61,287
Total operating expenses	31,815	31,394	65,741	66,738
Income (loss) from operations	16,549	(5,008)	21,610	(15,000)
Interest expense	(8,259)	(236)	(13,082)	(470)
Interest income	14	532	226	1,058
Income (loss) before income taxes	8,304	(4,712)	8,754	(14,412)
Provision for income taxes	246	—	246	—
Net income (loss)	$8,058	$(4,712)	$8,508	$(14,412)

Earnings (loss) per share — basic	$0.23	$(0.14)	$0.25	$(0.43)
Weighted-average shares — basic	34,395,266	33,397,709	34,247,977	33,338,243

Earnings (loss) per share — diluted	$0.23	$(0.14)	$0.24	$(0.43)
Weighted-average shares — diluted	35,091,906	33,397,709	35,089,740	33,338,243

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2020	2019
Operating activities
Net income (loss)	$8,508	$(14,412)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	27,090	7,376
Depreciation expense	394	355
Stock-based compensation expense	10,535	8,425
Non-cash lease expense	36	229
Non-cash interest expense for amortization of debt discount and issuance costs	3,860	—
Changes in operating assets and liabilities:
Accounts receivable	(8,242)	(3,333)
Inventory	(9,785)	(2,136)
Prepaid expenses and other assets	(2,005)	509
Accounts payable	1,935	(1,209)
Accrued expenses	(8,645)	(3,285)
Accrued rebates, returns and discounts	13,504	13,481
Operating lease assets and liabilities	—	734
Other long-term liabilities	—	(676)
Net cash provided by operating activities	37,185	6,058
Investing activities
Purchase of intangible asset	(368,226)	—
Purchases of property and equipment	(1,662)	(4,198)
Net cash used in investing activities	(369,888)	(4,198)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	357	444
Proceeds from the exercise of stock options	6,080	299
Payments made for employee restricted stock tax withholdings	(1,922)	(523)
Proceeds from issuance of term note, net of issuance costs of $2,456	192,117	—
Proceeds from convertible senior notes, net of issuance costs of $5,473	138,277	—
Repayment of term notes	(12,500)	—
Repayment of term loan	(11,500)	—
Net cash provided by financing activities	310,909	220

Net (decrease) increase in cash, cash equivalents and restricted cash	(21,794)	2,080
Cash, cash equivalents and restricted cash at beginning of period	170,019	146,633
Cash, cash equivalents and restricted cash at end of period	$148,225	$148,713

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$145,678	$148,713
Restricted cash	2,547	—
Total cash, cash equivalents and restricted cash	$148,225	$148,713

Supplemental disclosure of cash flow information
Cash paid for interest	$8,259	$362

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$1,555	$512
Accrued royalties discharged upon closing of asset acquisition	$1,145	$—
Inventory used in the construction and installation of property and equipment	$613	$—
Receivable from stock option exercises in other current assets	$—	$5
Operating lease assets assumed	$—	$9,957
Operating lease liabilities assumed	$—	$10,691

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

On February 6, 2020, the Company entered into an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which the Company agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the license from Grünenthal GmbH (“Grünenthal”), for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. On February 13, 2020, the Company closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon closing, the Nucynta Commercialization Agreement was effectively terminated and the Company’s royalty payment obligations to Assertio thereunder ceased. Following the closing, the Company will pay royalties directly to Grünenthal at a rate of 14% of net sales of the Nucynta Products and no longer pay royalties to Assertio.

In March 2020, the World Health Organization declared the continued spread of a novel coronavirus (“COVID-19”) a pandemic. The pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. The travel restrictions and “social distancing” recommendations resulting from the spread of COVID-19 have impacted the Company’s sales professionals’ ability to travel to and meet with healthcare providers in person. The Company periodically reviews its accounting estimates in light of changes in circumstances, facts and experience. As of the date of the filing of this Quarterly Report on Form 10-Q, the COVID-19 pandemic and actions taken to contain it have impacted revenue (due to fewer new patients beginning therapy with the Company’s products and adverse impact on the Company’s ability to promote products due to closure or limited operations of many physicians’ offices) and decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. The Company believes that the disruptions caused by COVID-19 will continue through 2020 and there remains substantial uncertainty as to when such disruptions will cease (or ease).

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

The Company believes that its cash and cash equivalents at June 30, 2020, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report. During the interim period covered by this Quarterly Report on Form 10-Q, the Company assumed certain material assets and liabilities in connection with consummating the Nucynta Acquisition, in addition to the issuance of convertible notes and term notes that required a review for embedded derivatives. As a result, the Company adopted the following accounting policy:

Embedded Derivatives

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s term notes (see Note 10) and convertible notes (see Note 11) contain certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and as of June 30, 2020 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value.

Other than the aforementioned changes, there have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Annual Report.

Reclassifications

The Company has reclassified certain amounts in its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 to conform to the 2020 presentation. Specifically, the Company disaggregated previously reported cost of product revenues of $48,654 for the three months ended June 30, 2019 into the captions Cost of product revenues (excluding intangible asset amortization) $44,966 and Intangible asset amortization $3,688. In addition, the Company disaggregated previously reported cost of product revenues of $97,818 for the six months ended June 30, 2019 into the captions Cost of product revenues (excluding intangible asset amortization) $90,442 and Intangible asset amortization $7,376. The reclassifications relate to the presentation of the Company’s gross profit and amortization expense and were made to provide the readers of the Company’s consolidated financial statements with additional insight into how the Company and its management view and evaluate its performance and profitability. This reclassification within the consolidated statements of operations for the three and six months ended June 30, 2019 had no impact on previously reported total consolidated revenues or consolidated results of operations.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new standard became effective immediately and may be applied prospectively to contracts and transactions through

December 31, 2022. Upon the transition of the Company’s contracts and transactions to new reference rates in connection with reference rate reform, the Company will prospectively apply the amendments of ASU 2020-04 and disclose the effect on its consolidated financial statements

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions, including (1) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (2) product returns, including return estimates for both the Xtampza ER and the Nucynta Products; and, (3) trade allowances and chargebacks, including fees for distribution service fees, prompt pay discounts, and chargebacks. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect the expected amount of consideration to which the Company is entitled based on the terms of the contract. In addition, the Company made a policy election to exclude from the measurement of the transaction price all taxes that are assessed by a governmental authority that are imposed on revenue-producing transactions.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2020 and 2019:

			Trade
	Rebates and	Product	Allowances and
Six months ended June 30, 2020	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2019	$129,901	$27,648	$14,020
Provision related to current period sales	162,637	6,703	37,230
Changes in estimate related to prior period sales	(171)	—	85
Credits/payments made	(154,145)	(1,520)	(36,482)
Balance at June 30, 2020	$138,222	$32,831	$14,853

			Trade
	Rebates and	Product	Allowances and
Six months ended June 30, 2019	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	128,509	9,150	31,988
Changes in estimate related to prior period sales	(3,017)	—	—
Credits/payments made	(119,659)	(1,502)	(32,673)
Balance at June 30, 2019	$135,151	$23,113	$14,156

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

As of June 30, 2020, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company disaggregates its product revenue, net from contracts with customers, into the categories included in the table below. These categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Xtampza ER	$33,557	$26,018	$65,064	$51,152
Nucynta Products(1)	44,501	49,022	89,505	98,404
Total product revenues, net	$78,058	$75,040	$154,569	$149,556

(1)

For the three months ended June 30, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $29,073 and $15,427, respectively. For the three months ended June 30, 2019, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $29,461 and $19,561, respectively. For the six months ended June 30, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $57,044 and $32,461, respectively. For the six months ended June 30, 2019, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $59,322 and $39,082, respectively.

4. License Agreements

The Company periodically enters into license agreements to develop and commercialize products. During the three and six months ended June 30, 2020 and 2019, the only products sold by the Company under a license agreement were the Nucynta Products. Prior to February 13, 2020, the Company sold the Nucynta Products pursuant to the rights licensed and acquired under the Nucynta Commercialization Agreement. Effective February 13, 2020, the Company sold the Nucynta Products pursuant to the rights licensed and acquired under the Nucynta Purchase Agreement, including certain intellectual property and manufacturing rights that it did not previously own under the Commercialization Agreement (see Note 8).

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

5. Earnings Per Share

Basic net earnings per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock accounting method. Potentially dilutive securities outstanding include stock options, unvested restricted stock units, performance share units, warrants, and shares related to the convertible senior notes, but are only included to the extent that their addition is dilutive.

The following table presents the computations of basic and dilutive earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019 (1)	2020	2019 (1)
Numerator:
Net income (loss)	$8,058	$(4,712)	$8,508	$(14,412)
Denominator:
Weighted-average shares outstanding - basic	34,395,266	33,397,709	34,247,977	33,338,243
Effect of dilutive securities:
Stock options	432,688	—	491,985	—
Restricted stock units	212,221	—	262,849	—
Performance share units	8,796	—	8,459	—
Employee Stock Purchase Program	22,822		31,608
Warrants	20,113	—	46,862	—
Weighted average shares outstanding - diluted	35,091,906	33,397,709	35,089,740	33,338,243

Earnings (loss) per share — basic	$0.23	$(0.14)	$0.25	$(0.43)
Earnings (loss) per share — diluted	$0.23	$(0.14)	$0.24	$(0.43)

(1)	The Company incurred a net loss for the three and six months ended June 30, 2019, causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, which resulted in basic loss per share and dilutive loss per share being equivalent.

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or any combination of the two. Since the Company intends to settle the principal amount of the convertible senior notes in cash, the Company used the treasury stock method for determining the potential dilution in the diluted earnings per share computation. For the three and six months ended June 30, 2020 the Company excluded 4,925,134 shares related to the convertible senior notes because their effect is anti-dilutive.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options	2,361,601	4,190,116	2,269,895	4,190,116
Warrants	—	1,041,667	—	1,041,667
Restricted stock units	722,388	892,237	648,842	892,237
Performance share units	267,498	99,400	267,498	99,400
Convertible senior notes	4,925,134	—	4,925,134	—

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2020 and 2019.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2020 and December 31, 2019:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Money market funds, included in cash equivalents	$45,065	$45,065	$—	$—

December 31, 2019
Money market funds, included in cash equivalents	$94,841	$94,841	$—	$—

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. As of June 30, 2020, the convertible senior notes had a fair value of approximately $129,151 and a net carrying value of $96,046.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

As of June 30, 2020, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued rebates, returns and discounts and operating lease liabilities approximated their estimated fair values.

7. Inventory

Inventory as of June 30, 2020 and December 31, 2019 consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Raw materials	$5,153	$795
Work in process	2,643	1,427
Finished goods	11,019	7,421
Total inventory	$18,815	$9,643

The aggregate charges related to excess inventory for the three and six months ended June 30, 2020 and 2019 were immaterial. These expenses were recorded as a component of cost of product revenues. During the three and six months ended June 30, 2020, inventory used in the construction and installation of property and equipment was $219 and $613, respectively. During the three and six months ended June 30, 2019, inventory used in the construction and installation of property and equipment was immaterial.

8. Intangible Asset

As of June 30, 2020 and December 31, 2019, the Company’s only intangible asset (the “Nucynta Intangible Asset”) is related to the Nucynta Acquisition and Nucynta Commercialization Agreement. The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of June 30,	As of December 31,
	2020	2019
Gross carrying amount	$521,170	$154,089
Accumulated amortization	(151,676)	(124,586)
Intangible asset, net	$369,494	$29,503

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

A summary of the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset from the execution of the Nucynta Commercialization Agreement through period end are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible Asset, net
Cost basis as of acquisition date	$515,627	$—	$515,627
Amortization expense from acquisition date through Third Amendment Date	—	(107,662)	(107,662)
Adjustment due to the remeasurement of liability as of Third Amendment Date	(369,581)	—	(369,581)
Additional costs incurred as of Third Amendment Date(1)	8,043	—	8,043
Amortization expense from Amendment Date through fiscal year end	—	(2,172)	(2,172)
Balance as of December 31, 2018	$154,089	$(109,834)	$44,255
Amortization expense	—	(14,752)	(14,752)
Balance as of December 31, 2019	$154,089	$(124,586)	$29,503
Amortization expense through Nucynta Acquisition	—	(1,754)	(1,754)
Additional cost incurred from Nucynta Acquisition	367,081	—	367,081
Amortization expense from Nucynta Acquisition through period end	—	(25,336)	(25,336)
Balance as of June 30, 2020:	$521,170	$(151,676)	$369,494

(1)	Represents fair value of warrant issued in connection with the Amendment to the Nucynta Commercialization Agreement.

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

The following table presents amortization expense recognized for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Nucynta amortization expense included in cost of product revenues	$16,795	$3,688	$27,090	$7,376

As of June 30, 2020, the remaining amortization period is approximately 5.5 years and is expected to be recognized in the following periods:

Years ended December 31,	Amortization Expense
2020	$33,590
2021	67,181
2022	67,181
2023	67,181
2024	67,181
2025	67,180
Remaining amortization expense:	$369,494

9. Accrued Expenses

Accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Accrued royalties	$12,531	$21,893
Accrued product taxes and fees	3,903	—
Accrued bonuses	2,331	4,047
Accrued incentive compensation	1,586	1,650
Accrued interest	1,436	473
Accrued payroll and related benefits	1,284	1,154
Accrued audit and legal	623	308
Accrued sales and marketing	424	775
Accrued other operating costs	993	3,180
Total accrued expenses	$25,111	$33,480

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

The term notes bear interest at a rate based upon the three-month LIBOR rate, subject to a LIBOR floor of 2.0%, plus a margin of 7.5% per annum, payable quarterly in arrears. The Company is required to repay the term notes by making equal quarterly payments of principal beginning in the first quarter immediately following the third month anniversary of the Closing Date. The term notes will mature on the calendar quarter end immediately following the 48-month anniversary of the Closing Date and is guaranteed by the Company’s material domestic subsidiaries and also secured by substantially all of the Company’s material assets. On the Closing Date, the Company paid to Pharmakon a facility fee equal to 2.50% of the aggregate principal amount of the term notes, or $5,000, in addition to $427 of other expenses incurred by Pharmakon and reimbursed by the Company (together, the “discount”). Net proceeds of $194,573 were transferred to Assertio by the Company as agent in partial satisfaction of the Nucynta Purchase Agreement. In addition, the Company capitalized $2,456 of term notes issuance costs, related to legal and advisory fees.

Except with respect to certain prepayments made with the proceeds from new equity issuances as described below, the Loan Agreement permits voluntary prepayment at any time, subject to a prepayment premium. The prepayment premium is equal to 3.00% of the principal amount being prepaid prior to the second-year anniversary of the Closing Date, 2.00% of the principal amount being prepaid on or after the second-year anniversary, but on or prior to the third-year anniversary, of the Closing Date, and 1.00% of the principal amount being prepaid on or after the third-year anniversary of the Closing Date, but prior to the fourth-year anniversary of the Closing Date. The Loan Agreement also includes a make-whole premium if there is a voluntary prepayment, a prepayment due to a change in control or acceleration following an Event of Default on or prior to the second-year anniversary of the Closing Date in an amount equal to foregone interest from the date of prepayment through the second-year anniversary of the Closing Date. A change of control triggers a mandatory prepayment of the term notes.

The Loan Agreement also permits single voluntary prepayments of the Loan Agreement of less than or equal to $50,000 made solely from the proceeds of an equity issuance by the Company. If equity prepayment occurs prior to the second-year anniversary of the Closing Date, a prepayment premium of 5.00% would apply, with no make-whole premium.

The Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require the Company to maintain $200,000 in annual net sales and covenants that limit the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business, restrictions which limit the Company’s ability pay dividends and restrictions of net assets of subsidiaries. The Loan Agreement also contains customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Failure to comply with these covenants would constitute an event of default under the Loan Agreement, notwithstanding the Company’s ability to meet its debt service obligations. The Loan Agreement also includes various customary remedies for Pharmakon following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement. Under certain circumstances, a default interest rate will apply on outstanding obligations during the occurrence and continuance of an event of default. As of June 30, 2020, the Company was in compliance with all of its covenants.

During the three and six months ended June 30, 2020, the Company recognized interest expense of $5,664 and $8,650, respectively, related to the term notes.

As of June 30, 2020, scheduled principal repayments under the term notes are as follows:

Years ended December 31,	Principal Payments
2020	$25,000
2021	50,000
2022	37,500
2023	50,000
2024	25,000
Total before unamortized discount and issuance costs	$187,500
Less: unamortized discount and issuance costs	(6,569)
Total term notes	$180,931

Silicon Valley Bank Term Loan Facility

From August 2012 until January 2020, the Company maintained a term loan facility with Silicon Valley Bank (“SVB”), which was amended in connection with, and as a condition to, consummation of the transactions contemplated by the Nucynta Commercialization Agreement. Under the amended term loan (“Consent and Amendment”), the Company had a term loan facility in an amount of $11,500, which replaced the Company’s previously existing term loan facility. The proceeds of the Consent and Amendment were used to finance certain payment obligations under the Nucynta Commercialization Agreement and to repay the balance of the previously existing term loan.

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

Holders of the convertible notes may convert all or any portion of their convertible notes, in multiples of $1 principal amount, at their option only under the following circumstances:

(1)	during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)	during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the “trading price” per $1 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
(3)	upon the occurrence of certain corporate events or distributions on the Company’s common stock;
(4)	if the Company calls the convertible notes for redemption; or
(5)	at any time from, and including, August 15, 2025 until the close of business on the scheduled trading day immediately before the maturity date.

As of June 30, 2020, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of June 30, 2020, the convertible notes outstanding consisted of the following:

Liability component:
Principal	$143,750
Less: unamortized debt discount and issuance costs	(47,704)
Net carrying amount	$96,046

Equity component, net of issuance costs of $1,773	$44,777

The Company determined the expected life of the convertible notes was equal to its six-year term. The effective interest rate on the Liability Component of the convertible notes was 10.27%. As of June 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the convertible notes. The fair value of the convertible notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the convertible notes, which differs from their carrying value, is influenced by market interest rates, the Company’s stock price and stock price volatility.

The following table presents the total interest expense recognized related to the convertible notes during the three and six months ended June 30, 2020:

	Three months ended June 30,	Six months ended June 30,
	2020	2020
Contractual interest expense	$933	$1,436
Amortization of debt discount	1,540	2,359
Amortization of debt issuance costs	122	188
Total interest expense	$2,595	$3,983

As of June 30, 2020, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2020	$1,908
2021	3,773
2022	3,773
2023	3,773
2024	3,773
Thereafter	149,412
Total minimum payments	$166,412
Less: interest	(22,662)
Less: unamortized debt discount and issuance costs	(47,704)
Convertible senior notes	$96,046

12. Equity

The changes in shareholders’ equity for six months ended June 30, 2020 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	33,678,840	$34	$447,297	$(359,899)	$87,432
Exercise of common stock options	455,573	—	4,454	—	4,454
Issuance for employee stock purchase plan	39,411	—	357	—	357
Vesting of restricted stock units ("RSUs")	195,280	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(63,064)	—	(1,358)	—	(1,358)
Stock-based compensation	—	—	4,951	—	4,951
Equity component of 2020 Convertible Notes, net of issuance costs of $1,773	—	—	44,777	—	44,777
Net income	—	—	—	450	450
Balance, March 31, 2020	34,306,040	$34	$500,478	$(359,449)	$141,063
Exercise of common stock options	131,562	—	1,626	—	1,626
Vesting of RSUs	83,461	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(26,761)	—	(564)	—	(564)
Stock-based compensation	—	—	5,584	—	5,584
Net income	—	—	—	8,058	8,058
Balance, June 30, 2020	34,494,302	$34	$507,124	$(351,391)	$155,767

The changes in shareholders’ equity for six months ended June 30, 2019 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	33,265,629	$33	$428,729	$(337,177)	$91,585
Exercise of common stock options	18,693	—	246	—	246
Issuance for employee stock purchase plan	32,826	—	444	—	444
Vesting of RSUs	101,483	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(33,503)	—	(488)	—	(488)
Stock-based compensation	—	—	4,263	—	4,263
Net loss	—	—	—	(9,700)	(9,700)
Balance, March 31, 2019	33,385,128	$33	$433,194	$(346,877)	$86,350
Exercise of common stock options	8,218	—	58	—	58
Vesting of RSUs	26,304	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(3,097)	—	(35)	—	(35)
Stock-based compensation	—	—	4,162	—	4,162
Net loss	—	—	—	(4,712)	(4,712)
Balance, June 30, 2019	33,416,553	$33	$437,379	$(351,589)	$85,823

Warrants

As of June 30, 2020, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November

2022. The Company has recorded the relative fair value of the warrant as a component of equity interest issued by the Company as consideration transferred in the cost accumulation model for the asset acquisition. The Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. The Company concluded that the warrant met the definition of an equity instrument and was recorded as a component of additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet as of the issuance date.

13. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development expenses	$984	$514	$1,754	$1,081
Selling, general and administrative expenses	4,600	3,648	8,781	7,344
Total stock-based compensation expense	$5,584	$4,162	$10,535	$8,425

At June 30, 2020, there was approximately $44,898 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

Performance Share Units, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of June 30, 2020, there were 849,731 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination.

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

A summary of the Company’s PSUs activity for the six months ended June 30, 2020 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2019	99,400	$15.90
Granted	187,978	28.49
Vested	—	—
Forfeited	—	—
Performance adjustment	(4,155)	15.90
Outstanding at June 30, 2020	283,223	$24.26

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the six months ended June 30, 2020 and 2019 was $28.49 and $15.90, respectively.

For the three months ended June 30, 2020 and 2019, the stock-based compensation expense for PSUs was $729 and $27, respectively. For the six months ended June 30, 2020 and 2019, the stock-based compensation expense for PSUs was $1,126 and $42, respectively.

As of June 30, 2020, the unrecognized compensation cost related to performance share units was $4,343 and is expected to be recognized as expense over approximately 2.2 years.

Restricted Stock Units

A summary of the Company’s restricted stock units activity for the six months ended June 30, 2020 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2019	849,679	$17.10
Granted	762,607	21.37
Vested	(278,741)	17.97
Forfeited	(16,025)	18.87
Outstanding at June 30, 2020	1,317,520	$19.37

The weighted-average grant date fair value of RSUs granted for the six months ended June 30, 2020 and 2019 was $21.37 and $15.78, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the six months ended June 30, 2020 and 2019 was $5,945 and $1,787, respectively.

As of June 30, 2020, the unrecognized compensation cost related to RSUs was $21,688 and is expected to be recognized as expense over approximately 2.9 years. The fair value of RSUs vested during the year ended June 30, 2020 was $5,008.

Stock Options

A summary of the Company’s stock option activity for the six months ended June 30, 2020 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2019	3,955,887	$16.00	7.5	$21,257
Granted	701,249	21.39
Exercised	(587,135)	10.36
Cancelled	(98,551)	20.69
Outstanding at June 30, 2020	3,971,450	$17.67	7.7	$7,866
Exercisable at June 30, 2020	2,123,646	$16.95	6.7	$5,058

The weighted-average grant date fair value of stock options granted for the six months ended June 30, 2020 and 2019 was $12.83 and $9.36, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2020 and 2019, was $7,093 and $123, respectively.

As of June 30, 2020, the unrecognized compensation cost related to outstanding options was $18,867 and is expected to be recognized as expense over approximately 2.7 years.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Six months ended June 30,
	2020	2019
Risk-free interest rate	1.3%	2.6%
Volatility	66.1%	63.3%
Expected term (years)	6.1	6.1
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the six months ended June 30, 2020, 39,411 shares of common stock were purchased for total proceeds of $357. During the six months ended June 30, 2019, 32,826 shares of common stock were purchased for total proceeds of $444. The expense for the three months ended June 30, 2020 and 2019 was $92 and $73, respectively. The expense for the six months ended June 30, 2020 and 2019 was $171 and $173, respectively.

14. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

Xtampza ER Litigation

The Company filed the NDA for Xtampza ER as a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations

(commonly known as the Orange Book), in this case Oxycontin. The 505(b)(2) process requires that the Company certify to the FDA and notify Purdue Pharma, L.P (“Purdue”), as the holder of the NDA and any other Orange Book-listed patent owners, that the Company does not infringe any of the patents listed for Oxycontin in the Orange Book, or that the patents are invalid. The Company made such certification and provided such notice on February 11, 2015 and such certification documented why Xtampza ER does not infringe any of the 11 Orange Book-listed patents for Oxycontin, five of which have been invalidated in court proceedings. Under the Hatch-Waxman Act of 1984, Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

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

On March 13, 2018, the Company filed a Petition for Post-Grant Review (“PGR”) of the ʼ961 patent with the Patent Trial and Appeal Board (“PTAB”). The PGR argues that the ʼ961 patent is invalid for lack of a written description, for lack of enablement, for indefiniteness, and as being anticipated by prior art. Purdue filed its Patent Owner Preliminary Response on July 10, 2018. The PTAB entered an order to institute post-grant review of all claims of the ’961 patent on October 4, 2018, upon a finding that it is more likely than not that the claims of the ʼ961 patent are unpatentable. Purdue filed its Patent Owner Response on January 30, 2019. The Company filed its reply on April 12, 2019, and Purdue filed a sur-reply on May 10, 2019. The PTAB held oral argument on the proceedings on July 10, 2019 and was scheduled to issue a decision on the patentability of the ʼ961 patent by no later than October 4, 2019. On September 15, 2019, Purdue commenced a voluntary case under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On September 24, 2019, Purdue gave the PTAB notice of its bankruptcy filing and sought the imposition of an automatic stay of the PGR proceedings. On October 2, 2019, the PTAB extended the one-year period for issuing its decision by up to six months. The PTAB has held several status conferences but has not issued a Final Written Decision.

In October 2017, and in response to the filing of the Company’s Supplemental NDA (“sNDA”) seeking to update the drug abuse and dependence section of the Xtampza ER label, Purdue filed another suit asserting infringement of the ʼ933 and ʼ919 patents. The Company filed a motion to dismiss that action, and the Court granted its motion on January 16, 2018.

The current suits have been consolidated by the District of Massachusetts, where Purdue asserted infringement of five patents: the ʼ497 patent, the ʼ933 patent, the ʼ717 patent, the ʼ919 patent, and the ʼ961 patent. The Court issued an order on September 28, 2018 in which it granted in part a motion for summary judgment filed by the Company, and in which the Court ruled that the ʼ497 and ʼ717 patents are not infringed by the Company. As a result, only the ʼ933, the ʼ919, and the ʼ961 patents remain in dispute. On October 16, 2018, the Company filed a motion to stay proceedings in the district court on the ‘961 patent pending the PGR. None of these suits are associated with any 30-month stay of FDA approval for Xtampza ER. Purdue has made a demand for monetary relief but has not quantified its alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and seeks a judgment that the patents are invalid and/or not infringed by the Company; the Company is also seeking a judgment that the case is exceptional, with an award to the Company of its attorneys’ fees for defending the case.

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

On July 2, 2020, the Company received notice of a motion by Purdue in the Bankruptcy Court for an order to lift the automatic stay on the proceedings in the District of Massachusetts to allow the proceedings to resume. On July 20, 2020, the Company filed a response and a motion in the Bankruptcy Court seeking an order from the Bankruptcy Court that if the automatic stay is lifted as to the Boston District Court proceedings, then the automatic stay should also be lifted as to the PGR on the ‘961 patent in the PTAB. A hearing on the motions in the bankruptcy court is scheduled for August 26, 2020.

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

Purdue has not sought to lift the automatic stay as to the Nucynta litigation.

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

On September 20, 2019, the parties jointly agreed to stay both litigations, which the Court so ordered. In June 2020, the Court ordered that the stay remain in place and that the parties shall file a joint status report regarding whether the stay should remain stayed by October 15, 2020. Once the stay is lifted, the Company plans to continue defending this case vigorously.

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

On July 30, 2018, a lawsuit was filed by the City of Worcester, Massachusetts against the Company and other pharmaceutical manufacturers and distributors. The action alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. In February 2019, the City of Worcester case was transferred to the Business Litigation Session of the Superior Court. Additional lawsuits brought by the following cities and counties Massachusetts were filed between October 2018 and April 2019: City of Salem, City of Framingham, Town of Lynnfield, City of Springfield, City of Haverhill, City of Gloucester, Town of Canton, Town of Wakefield, City of Chicopee; Town of Natick; City of Cambridge, and Town of Randolph. Each of these additional lawsuits has been coordinated before the Business Litigation Session. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, and defendants’ motions to dismiss were denied on January 3, 2020. The Company has answered the City of Cambridge complaint. For cases relevant to the Company, the Court selected the City of Springfield to advance as a bellwether case, with discovery in the remaining coordinated cases stayed.

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

15. Income Taxes

The income tax provision for the interim periods covered by this Quarterly Report on Form 10-Q reflects the Company’s estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.

The following table presents information regarding Company’s income tax expense recognized for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Provision for income taxes	$246	$—	$246	$—
Effective tax rate	3.0%	0.0%	2.8%	0.0%

The Company is subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2020, the Company recorded income tax expense of $246, which reflects current state income taxes. Due to the utilization of net operating losses (or “NOLs”) carried forward, no current federal income tax expense was recorded. For the three and six months ended June 30, 2019, the Company did not record income tax expense due to the utilization of federal and state NOLs carried forward. The utilization of the Company’s NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of federal and state NOLs along with other tax credits. Under the applicable accounting standards, the Company considered its history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, as of June 30, 2020, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The Company does not currently expect the CARES Act to have a significant impact on its provision for income taxes; however, it will continue to monitor the provisions of the CARES Act in relation to its operations.

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

We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began marketing the Nucynta Products in February 2018. On February 6, 2020, we entered into an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which we agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the license from Grünenthal GmbH (“Grünenthal”), for an aggregate purchase price of $375.0 million. On February 13, 2020, we closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon closing, the Nucynta Commercialization Agreement was effectively terminated and our royalty payment obligations to Assertio thereunder ceased. Following the closing, we pay royalties directly to Grünenthal at a rate of 14% of net sales of the Nucynta Products and no longer pay royalties to Assertio.

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

Net income for the three and six months ended June 30, 2020 was $8.1 million and $8.5 million, respectively. In every annual reporting period since inception, we have incurred net losses. As of June 30, 2020, we had an accumulated deficit of $351.4 million. Substantially all of our prior net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs. We have historically paid royalties to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds, which ceased upon closing of the Nucynta Acquisition. Our net income (loss) may fluctuate significantly from quarter to quarter and year to year.

We believe that our cash and cash equivalents at June 30, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

In December 2019, a novel strain of coronavirus began infecting people in China; since then, the disease caused by that virus, COVID-19, has sickened millions of people across the world and in March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. As of the date of the filing of this Quarterly Report on Form 10-Q, we expect the COVID-19 pandemic and actions taken to contain it to impact our revenue (due to fewer new patients beginning therapy with our products and adverse impact on our ability to promote our products due to closure or limited operations of many physicians’ offices) and have decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. We believe that the disruptions caused by COVID-19 will continue through 2020 and there remains substantial uncertainty as to when such disruptions will cease (or ease).

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

RESULTS OF OPERATIONS

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Product revenues, net	$78,058	$75,040	$154,569	$149,556
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	12,899	44,966	40,128	90,442
Intangible asset amortization	16,795	3,688	27,090	7,376
Total cost of products revenues	29,694	48,654	67,218	97,818
Gross profit	48,364	26,386	87,351	51,738
Operating expenses
Research and development	2,493	2,459	5,159	5,451
Selling, general and administrative	29,322	28,935	60,582	61,287
Total operating expenses	31,815	31,394	65,741	66,738
Income (loss) from operations	16,549	(5,008)	21,610	(15,000)
Interest expense	(8,259)	(236)	(13,082)	(470)
Interest income	14	532	226	1,058
Income (loss) before income taxes	8,304	(4,712)	8,754	(14,412)
Provision for income taxes	246	—	246	—
Net income (loss)	$8,058	$(4,712)	$8,508	$(14,412)

Comparison of the three months ended June 30, 2020 and June 30, 2019

Product revenues, net were $78.1 million for the three months ended June 30, 2020 (the “2020 Quarter”), compared to $75.0 million for the three months ended June 30, 2019 (the “2019 Quarter”). The $3.1 million increase was related to an increase in revenue for Xtampza ER of $7.6 million, offset by a decrease in revenue for the Nucynta Products of $4.5 million. For the 2020 Quarter, Xtampza ER product revenues, net were $33.6 million, compared to $26.0 million for the 2019 Quarter. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increased demand and an increase in price. For the 2020 Quarter, Nucynta IR and ER product revenues, net were $29.1 million and $15.4 million, respectively, compared to $29.5 million and $19.5 million, respectively, for the 2019 Quarter. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues (excluding intangible asset amortization) was $12.9 million for the 2020 Quarter, compared to $45.0 million for the 2019 Quarter. The $32.1 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products. In the 2019 Quarter, we recognized $31.9 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement. Our sales-based royalty obligations to Assertio ceased upon closing of the Nucynta Acquisition on February 13, 2020.

Intangible asset amortization was $16.8 million for the 2020 Quarter, compared to $3.7 million for the 2019 Quarter. The $13.1 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost in 2020. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $2.5 million for the 2020 Quarter, compared to $2.5 million for the 2019 Quarter. The $34,000 increase was primarily related an increase in salaries, wages and benefits, including stock-based compensation expense, offset by a decrease in travel and manufacturing expenses.

Selling, general and administrative expenses were $29.3 million for the 2020 Quarter, compared to $28.9 million for the 2019 Quarter. The $387,000 increase was primarily related to:

●	an increase in fees, permits and other regulatory costs, including post-marketing requirements, of $896,000;

●	an increase in salaries, wages and benefits of $649,000, primarily due to stock-based compensation expense, wage increases and incentive compensation expense;
●	an increase in product taxes and fees of $481,000, primarily due to certain states recently enacting excise taxes on the sale of opioids; and
●	an increase in insurance of $235,000, primarily due to higher premiums; offset by
●	a decrease in audit, legal, and other professional fees of $1.2 million, primarily due to lower litigation costs;
●	a decrease in sales and marketing costs of $509,000, primarily due to higher costs incurred in the 2019 Quarter to commercialize the Nucynta Products; and
●	a decrease in travel, trainings, conferences and meetings of $413,000, primarily due to the restrictions imposed in response to the COVID-19 outbreak.

Interest expense was $8.3 million for the 2020 Quarter, compared to $236,000 in the 2019 Quarter. The $8.1 million increase was primarily due to interest expense recognized in the 2020 Quarter associated with the term notes and convertible notes issued in connection with the Nucynta Acquisition.

Interest income was $14,000 for the 2020 Quarter, compared to $532,000 in the 2019 Quarter. The $518,000 decrease was primarily due to a lower balance invested in money market funds and lower interest rates in the 2020 Quarter.

Provision for income taxes was $246,000 for the 2020 Quarter, compared to none in the 2019 Quarter. The $246,000 increase was primarily due to state income tax expense as, in the 2020 Quarter, certain states enacted changes in tax laws that prevent us from using our state-level Net Operating Losses (or “NOLs”) to offset taxable income. In addition, we continue to generate more taxable income from sales of our products in states in which we do not have sufficient state-level NOLs to fully offset state taxable income. We did not record income tax expense in the 2019 Quarter due to the utilization of federal and state NOLs to offset taxable income.

Comparison of the six months ended June 30, 2020 and June 30, 2019

Product revenues, net were $154.6 million for the six months ended June 30, 2020 (the “2020 Period”), compared to $149.6 million for the six months ended June 30, 2019 (the “2019 Period”). The $5.0 million increase was related to an increase in revenue for Xtampza ER of $13.9 million, offset by a decrease in revenue for the Nucynta Products of $8.9 million. For the 2020 Period, Xtampza ER product revenues, net were $65.1 million, compared to $51.2 million for the 2019 Period. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increased demand and an increase in price. For the 2020 Period, Nucynta IR and ER product revenues, net were $57.0 million and $32.5 million, respectively, compared to $59.3 million and $39.1 million, respectively, for the 2019 Period. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues (excluding intangible asset amortization) was $40.1 million for the 2020 Period, compared to $90.4 million for the 2019 Period. The $50.3 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products. In the 2019 Period, we recognized $64.0 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement, compared to $14.2 million in the 2020 Period. The $14.2 million represented sales-based royalties due to Assertio prior to the closing of the Nucynta Acquisition on February 13, 2020. Our sales-based royalty obligations due to Assertio ceased upon closing the Nucynta Acquisition.

Intangible asset amortization was $27.1 million for the 2020 Period, compared to $7.4 million for the 2019 Period. The $19.7 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $5.2 million for the 2020 Period, compared to $5.5 million for the 2019 Period. The $292,000 decrease was primarily related to a decrease in trial costs, travel and manufacturing expenses offset by an increase in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $60.6 million for the 2020 Period, compared to $61.3 million for the 2019 Period. The $705,000 decrease was primarily related to:

●	a decrease in audit, legal, and other professional fees of $3.5 million, primarily due to lower litigation costs;
●	a decrease in sales, marketing and consulting costs of $1.7 million, primarily due to higher costs incurred in the 2019 Period to commercialize the Nucynta Products; and
●	a decrease in travel, trainings, conferences and meetings of $1.4 million, primarily due to the restrictions imposed in response to the COVID-19 outbreak; offset by
●	an increase in product taxes and fees of $2.0 million, primarily due to certain states recently enacting excise taxes on the sale of opioids;
●	an increase in salaries, wages and benefits of $1.8 million, primarily due to stock-based compensation expense, wage increases and incentive compensation expense;
●	an increase in fees, permits and other regulatory costs, including post-marketing requirements of $1.1 million; and
●	an increase in insurance of $376,000, primarily due to higher premiums.

Interest expense was $13.1 million for the 2020 Period, compared to $470,000 in the 2019 Period. The $12.6 million increase was primarily due to interest expense recognized in the 2020 Period associated with the term notes and convertible notes issued in connection with the Nucynta Acquisition.

Interest income was $226,000 for the 2020 Period, compared to $1.1 million in the 2019 Period. The $832,000 decrease was primarily due to a lower balance invested in money market funds and lower interest rates in the 2020 Period.

Provision for income taxes was $246,000 for the 2020 Period, compared to none in the 2019 Period. The $246,000 increase was primarily due state income tax expense as, in the 2020 Quarter, certain states enacted changes in tax laws that prevent us from using our state-level NOLs to offset taxable income. In addition, we continue to generate more taxable income from sales of our products in states in which we do not have sufficient state-level NOLs to fully offset state taxable income. We did not record income tax expense in the 2019 Period due to the utilization of federal and state NOLs carried forward to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Since inception, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock, and commercial bank debt. As of June 30, 2020, we had $145.7 million in cash and cash equivalents.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents at June 30, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

Cash Flows

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities	$37,185	$6,058
Net cash used in investing activities	(369,888)	(4,198)
Net cash provided by financing activities	310,909	220
Net (decrease) increase in cash, cash equivalents and restricted cash	$(21,794)	$2,080

Operating activities.  Cash provided by operating activities was $37.2 million in the 2020 Period, compared to cash provided by operating activities of $6.1 million in 2019 Period. The $31.1 million increase in provided by operating activities was primarily due to higher net income and non-cash adjustments related to the Nucynta Acquisition, which resulted in higher intangible asset amortization and higher non-cash interest expense from the term notes and convertible notes. These increases were partially offset by decreases in the working capital accounts.

Investing activities.  Cash used in investing activities was $369.9 million in the 2020 Period, compared to cash used in investing activities of $4.2 million in the 2019 Period. The $365.7 million increase in cash used in investing activities was primarily related to the Nucynta Acquisition. The remaining change is primarily related to the timing of purchases of property, plant, and equipment primarily for the dedicated production suite at our contract manufacturing organization.

Financing activities.  Cash provided by financing activities was $310.9 million for the 2020 Period, compared to cash provided by financing activities of $220,000 in the 2019 Period. The $310.7 million increase in cash provided by financing activities was primarily related to net proceeds from the term notes of $192.1 million and issuance the convertible notes of $138.3 million issued in the 2020 Period. This increase was partially offset by term note repayments of $12.5 million and the SVB term loan repayment of $11.5 million. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at June 30, 2020 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

ADDITIONAL INFORMATION

To supplement our financial results presented on a GAAP basis, we have included information about non-GAAP adjusted income. We use this non-GAAP financial measure to understand, manage and evaluate the Company as we believe it represents the performance of our core business. Because this non-GAAP financial measure is an important internal measure for the Company, we believe that the presentation of the non-GAAP financial measure provides analysts, investors and lenders insight into management’s view and assessment of the Company’s ongoing operating performance. In addition, we believe that the presentation of this non-GAAP financial measure, when viewed with our results under GAAP and the accompanying reconciliation, provides supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing the Company’s performance and results from period to period. We report this non-GAAP financial measure in order to portray the results of our major operations prior to considering certain income statement elements. This non-GAAP financial measure should be considered in addition to, and not a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP.

Non-GAAP adjusted income is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude stock-based compensation expense, amortization expense, non-cash interest expense, certain royalty costs recognized in connection with the Nucynta Commercialization Agreement and the provision for income taxes. Any non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, a non-GAAP measure used by other companies.

	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP net income (loss)	$8,058	$(4,712)	$8,508	$(14,412)
Non-GAAP adjustments:
Stock-based compensation expense(1)	5,584	4,162	10,535	8,425
Intangible asset amortization(2)	16,795	3,688	27,090	7,376
Non-cash interest expense(3)	2,524	—	3,860	—
Nucynta royalty adjustment (4)	—	—	14,216	—
Provision for income taxes (5)	246	—	246	—
Total non-GAAP adjustments	$25,149	$7,850	$55,947	$15,801
Non-GAAP adjusted income	$33,207	$3,138	$64,455	$1,389

(1)
Represents stock-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants and our employee share purchase plan.
(2)
Represents amortization expense from the Nucynta Intangible Asset.
(3)
Represents non-cash interest expense recognized related to the accretion of debt discount and amortization of debt issuance costs.
(4)
Represents non-recurring adjustment for royalty expense recognized in 2020 prior to the closing of the Nucynta Asset Purchase Agreement in February 2020. The royalty expense was included as a reduction to the base purchase price for the Nucynta Asset Purchase Agreement and, upon closing, the Company was discharged of any unpaid royalties due to Assertio.
(5)
Represents current provision for estimated income taxes.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company have been working remotely since March. The Company has not identified any material changes in the Company’s internal control over financial reporting as a result of these changes to the working environment. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Our operations have consumed substantial amounts of cash. We believe that our cash and cash equivalents at June 30, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, certain economic or strategic factors may require us to seek additional cash through private or public debt or equity offerings.

We cannot be certain that additional funding will be available on acceptable terms, or at all. As of August 5, 2020, the continued spread of a novel coronavirus and the disease it causes (“COVID-19”) has led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. The spread of COVID-19 has caused and/or exacerbate an economic slowdown or recession and may cause other unpredictable events, each of which could adversely affect our ability to raise additional capital to fund our operations.

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

In February 2020, in connection with the Nucynta Acquisition, we incurred (i) $143.8 million in principal amount of indebtedness in the form of convertible notes; and (ii) $200.0 million in secured indebtedness pursuant to our

Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “Loan Agreement”). In January 2020, we paid off the outstanding principal and accrued interest under our term loan facility with Silicon Valley Bank with cash on hand. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Additionally, our sales, marketing and distribution capabilities may be hindered as a result of the COVID-19 outbreak. In response to the outbreak and the resulting mandatory closure of non-essential businesses and “social distancing” measures recommended by U.S. public health officials, our sales personnel have transitioned to remote work. The safety and well-being of our employees is our highest priority and we expect to maintain such mitigating measures until such time as mandated closures are lifted and public health officials change their recommendations, and we have, and will continue to, equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations, whether in person or from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to successfully commercialize our products. The travel restrictions and “social distancing” recommendations resulting from the spread of COVID-19 have impacted our sales professionals’ ability to travel to and meet with customers in person. The outbreak has also prompted healthcare providers to limit our and our wholesalers’ and distributors’ access to physicians and other key healthcare personnel, which may inhibit our and our customers’ ability to meet existing, or generate new, demand for our products. Moreover, we face the risk that, despite social distancing and other mitigating measures, we could face a loss of productivity due to a number of our sales and marketing personnel becoming infected with the virus. If we are unable to effectively commercialize our products during the COVID-19 outbreak, our ability to generate sufficient product revenue may be adversely affected

If physicians, patients, healthcare payors and the medical community do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer.

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

We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. In light of the COVID-19 public health emergency, the DEA now allows the issuance of a prescription for a controlled substance after examination of a patient through telemedicine technology as an in-person examination may not be possible

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. In July 2018, the DEA published final guidelines strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota management regulatory system. For 2019, the DEA has proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas. The DEA further decreased manufacturing quotas in 2020 for five of the six opioids (fentanyl, hydrocodone, hydromorphone, oxycodone, oxymorphone), by an average of 28%. Together with reductions in morphine, this is a 53% decrease since 2016. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. We may not be able to obtain sufficient quantities of these controlled substances in order to complete our clinical trials or meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Many state legislatures have enacted legislation intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. The SUPPORT Act allows for sharing of this type of data across state lines. Efforts by the FDA and other regulatory and legislative bodies to combat abuse of opioids may negatively impact the market for our products. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Science Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Science Board met to address these issues on March 1, 2016. In November 2017, FDA issued a final guidance addressing approval standards for generic abuse-deterrent opioid formulations, which included recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart. In September 2018, the FDA announced that IR opioid drugs will be subject to the same REMS as ER/LA opioids (now called the Opioid Analgesic REMS). One of the primary goals of the REMS is to ensure that the benefits of these drugs continue to outweigh the risks The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. As part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings. The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time. The SUPPORT Act, described above, also addresses opioid-related abuse by, among other things, seeking to increase access to and reimbursement for addiction treatment, advancing new initiatives to promote education and awareness of appropriate pain treatment among health care providers and improving coordination among federal agencies in relation to border checks. In addition, on July 23, 2020, the FDA issued a Drug Safety Communication announcing that the FDA will require all manufacturers of opioid pain relievers and medicines to treat opioid use disorder to add new recommendations about naloxone, an emergency treatment for opioid overdoses, to the prescribing information. The medication guides for these products will also have to be updated to include information regarding naloxone. The required labeling changes are part of a broader effort to encourage healthcare practitioners to discuss and considering prescribing naloxone to patients receiving a prescription for an opioid or an opioid use disorder or those otherwise at risk for an opioid overdose.

The FDA continues to evaluate extended-release and abuse-deterrent opioids in the post-market setting. In March 2017, the FDA’s Advisory Committee met to discuss OPANA ER (oxymorphone hydrochloride) extended-release tablets. A majority of the Advisory Committee voted that the benefits do not outweigh the risks of OPANA ER. Upon the FDA’s subsequent request in June 2017, OPANA ER was removed from the market. Also, in July 2017, the FDA held a public workshop to discuss available data and methods to assess the impact of opioid formulations with abuse-deterrent properties on misuse, abuse, addiction, overdose, and death in the post-market context. In January, 2020, Nektar Therapeutics withdrew its NDA and abandoned the development program for its abuse deterrent opioid formulation candidate after an FDA Advisory Committee voted unanimously against its approval. The FDA will continue to scrutinize the impact of abuse-deterrent opioids and in the future could impose further restrictions to products currently on the market, which may include changing labeling, imposing additional prescribing restrictions, or seeking a product’s removal from the market.

In 2019, CVS Pharmacy announced it would only fill first-time opioid prescriptions for acute pain for a seven day supply. In July 2017, the Pharmaceutical Care Management Association, a trade association representing pharmacy benefit managers, wrote a letter to the commissioner of the FDA in which it expressed support for, among other things, the CDC guidelines and a seven-day limit on the supply of opioids for acute pain. In addition, states, including the Commonwealths of Massachusetts and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact, or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of immediate-release forms of opiates and mandate the use by prescribers of prescription drug databases and mandate prescriber education. FDA has announced that it will advance policies to require that immediate-release formulations of opioids be made available in fixed-quantity packaging- such as blister packs- to further encourage the writing of prescriptions for short durations for common acute pain conditions and procedures. Also, at the state and local level, a number of states and cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that market opioid pain medications. We are currently subject to such lawsuits and investigations, as discussed under the heading “Legal Proceedings” in this Quarterly Report on Form 10-Q. Many of these changes and others could cause us to expend additional resources in developing and commercializing our products to meet additional requirements. Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our products and cause our products to be less commercially successful.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 35%, 30% and 30% of our product shipments for the six months ended June 30, 2020. The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. As of August 5, COVID-19 has spread to other countries, including the United States, and has been declared to be a pandemic by the World Health Organization. The United States has declared a national emergency and efforts to contain the spread of COVID-19 have intensified, including “shelter in place” or similar orders by state governments, the closing of non-essential businesses and severe travel restrictions imposed by the U.S. government related to China and Europe and by foreign governments related to travel from the United States. The outbreak and any preventative or protective actions that we, our manufacturers, suppliers, licensors and other collaborators or governmental authorities may take with respect to the COVID-19 pandemic has disrupted and may continue to disrupt our business and the U.S. and global economies as a whole. We are diligently working to limit the disruption to our operations, and to mitigate the impact of the COVID-19 pandemic on our employees’ health and safety. However, the COVID-19 pandemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to a substantial percentage of personnel contracting the virus or due to shutdowns that have been or may be requested or mandated by governmental authorities. Given the interconnectivity of the global economy and the possible rate of future global transmission, the full extent to which the COVID-19 pandemic could affect the U.S. and global economies is unknown and its impact may extend beyond the areas which are currently known to be impacted.

The COVID-19 pandemic has and will likely continue to have a substantial impact on the delivery of healthcare services in the United States. Healthcare providers reduced staffing and limited access for non-patients, including our sales professionals. In addition, as discussed above, travel restrictions due to COVID-19 have impacted our sales professionals’ ability to travel to customers, which will have a negative impact on our sales and the market penetration of our products. Moreover, the spread of COVID-19 has had, and may continue to have, an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients increasingly make efforts to avoid or postpone seeking non-essential medical care and hospitals cancel elective surgeries due to the COVID-19 pandemic. These circumstances may result in reduced demand for our products and negatively impact our sales and results of operations.

The extent to which the COVID-19 pandemic impacts our results of operation will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the rate and manner in which it spreads, the duration of the pandemic, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, our commercialization efforts, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business, financial condition and results of operations, and we will continue to monitor the effects of the COVID-19 pandemic closely.

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

Our products compete with oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, BioDelivery Sciences, Endo, Mallinckrodt, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

We are subject to anti-takeover provisions in our second amended and restated articles of incorporation and amended and restated bylaws and under Virginia law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders.

Certain provisions of Virginia law, the state in which we are incorporated, and our second amended and restated articles of incorporation and amended and restated bylaws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. These provisions include:

●	a provision allowing our Board of Directors to set the terms of and issue preferred stock with rights senior to those of the common stock without any vote or action by the holders of our common stock. The issuance of preferred stock could adversely affect the rights and powers, including voting rights, of the holders of common stock;
●	advance written notice procedures and notice requirements with respect to shareholder proposals and shareholder nomination of candidates for election as directors;
●	a provision that only the Board of Directors, the chairman of the Board of Directors or the president may call a special meeting of the shareholders;
●	the application of Virginia law prohibiting us from entering into certain transactions with the beneficial owner of more than 10% of our outstanding voting stock for a period of three years after such person first reached that level of stock ownership, unless certain conditions are met;
●	a provision dividing our Board of Directors into three classes, each serving three-year terms; which provision will cease to apply as of our 2023 annual meeting of shareholders;

●	the requirement that the authorized number of our directors be changed only by resolution of our Board of Directors;
●	a provision that our Board of Directors shall fill any vacancies on our Board of Directors, including vacancies resulting from a Board of Directors’ resolution to increase the number of directors;
●	limitations on the manner in which shareholders can remove directors from the Board of Directors;
●	the lack of cumulative voting in the election of directors; and
●	the prohibition on shareholders acting by less-than-unanimous written consent.

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

As of June 30, 2020, there were outstanding options to purchase an aggregate of 3,971,450 shares of our common stock at a weighted average exercise price of $17.67 per share, of which options to purchase 2,123,646 shares of our common stock were then exercisable. In addition, as of June 30, 2020, we had an outstanding warrant with Assertio to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended June 30, 2020:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2020 through April 30, 2020	3,090	$15.49	-	-
May 1, 2020 through May 31, 2020	18,779	$22.05	-	-
June 1, 2020 through June 30, 2020	4,892	$21.09	-	-
Total	26,761	$21.12	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc. (filed herewith).
10.1

Second Amendment to Loan Agreement, dated as of May 27, 2020, by and among the Company, Collegium Securities Corporation, BioPharma Credit PLC, as collateral agent, BPCR Limited Partnership, as lender, and BioPharma Credit Investments V (Master) LP, as lender (filed herewith).

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 5, 2020	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2020	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)