Form 10-Q
period 2020-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2020-11-05
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 34,582,324 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products, particularly in light of current global challenges stemming from the COVID-19 pandemic;
●	our ability to obtain and maintain regulatory approval of our products and any product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products and any product candidates, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P.;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and to manufacture adequate quantities of commercially salable inventory and to maintain our supply chain in the face of global challenges, such as the COVID-19 pandemic;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we may in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our operations and business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory developments in the United States;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	the loss of key commercial, scientific or management personnel;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$165,423	$170,019
Accounts receivable	76,466	72,953
Inventory	17,146	9,643
Prepaid expenses and other current assets	3,097	3,105
Total current assets	262,132	255,720
Property and equipment, net	17,746	11,854
Operating lease assets	8,572	9,047
Intangible asset, net	352,699	29,503
Restricted cash	2,547	—
Other noncurrent assets	147	178
Total assets	$643,843	$306,302
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$6,491	$6,247
Accrued expenses	17,710	33,480
Accrued rebates, returns and discounts	170,246	157,549
Current portion of term notes payable	47,281	3,833
Current portion of operating lease liabilities	709	656
Total current liabilities	242,437	201,765
Term notes payable, net of current portion	121,967	7,667
Convertible senior notes	97,795	—
Operating lease liabilities, net of current portion	8,958	9,438
Total liabilities	471,157	218,870
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at September 30, 2020 and December 31, 2019; issued and outstanding shares - none at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at September 30, 2020 and December 31, 2019; issued and outstanding shares - 34,577,129 at September 30, 2020 and 33,678,840 at December 31, 2019	35	34
Additional paid-in capital	512,756	447,297
Accumulated deficit	(340,105)	(359,899)
Total shareholders’ equity	172,686	87,432
Total liabilities and shareholders’ equity	$643,843	$306,302

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Product revenues, net	$79,176	$72,942	$233,745	$222,498
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	14,188	43,066	54,316	133,508
Intangible asset amortization	16,795	3,688	43,885	11,064
Total cost of products revenues	30,983	46,754	98,201	144,572
Gross profit	48,193	26,188	135,544	77,926
Operating expenses
Research and development	2,141	2,491	7,300	7,942
Selling, general and administrative	26,426	30,072	87,008	91,359
Total operating expenses	28,567	32,563	94,308	99,301
Income (loss) from operations	19,626	(6,375)	41,236	(21,375)
Interest expense	(8,063)	(228)	(21,145)	(698)
Interest income	3	494	229	1,552
Income (loss) before income taxes	11,566	(6,109)	20,320	(20,521)
Provision for income taxes	280	—	526	—
Net income (loss)	$11,286	$(6,109)	$19,794	$(20,521)

Earnings (loss) per share — basic	$0.33	$(0.18)	$0.58	$(0.62)
Weighted-average shares — basic	34,540,126	33,481,923	34,346,071	33,360,272

Earnings (loss) per share — diluted	$0.32	$(0.18)	$0.56	$(0.62)
Weighted-average shares — diluted	35,069,188	33,481,923	35,054,777	33,360,272

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2020	2019
Operating activities
Net income (loss)	$19,794	$(20,521)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	43,885	11,064
Depreciation expense	589	535
Stock-based compensation expense	15,700	12,562
Non-cash lease expense	49	409
Non-cash interest expense for amortization of debt discount and issuance costs	6,427	—
Changes in operating assets and liabilities:
Accounts receivable	(3,513)	(6,434)
Inventory	(9,315)	(943)
Prepaid expenses and other assets	39	2,314
Accounts payable	244	(169)
Accrued expenses	(15,231)	(7,228)
Accrued rebates, returns and discounts	12,697	20,480
Operating lease assets and liabilities	—	734
Other long-term liabilities	—	(676)
Net cash provided by operating activities	71,365	12,127
Investing activities
Purchase of intangible asset	(368,226)	—
Purchases of property and equipment	(4,065)	(5,549)
Net cash used in investing activities	(372,291)	(5,549)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	758	817
Proceeds from the exercise of stock options	6,394	531
Payments made for employee restricted stock tax withholdings	(2,169)	(721)
Proceeds from issuance of term note, net of issuance costs of $2,456	192,117	—
Proceeds from convertible senior notes, net of issuance costs of $5,473	138,277	—
Repayment of term notes	(25,000)	—
Repayment of term loan	(11,500)	—
Net cash provided by financing activities	298,877	627

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,049)	7,205
Cash, cash equivalents and restricted cash at beginning of period	170,019	146,633
Cash, cash equivalents and restricted cash at end of period	$167,970	$153,838

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$165,423	$153,838
Restricted cash	2,547	—
Total cash, cash equivalents and restricted cash	$167,970	$153,838

Supplemental disclosure of cash flow information
Cash paid for interest	$14,718	$543

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$738	$552
Accrued royalties discharged upon closing of asset acquisition	$1,145	$—
Inventory used in the construction and installation of property and equipment	$1,812	$—
Receivable from stock option exercises in other current assets	$—	$5
Operating lease assets assumed	$—	$9,957
Operating lease liabilities assumed	$—	$10,691

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

On February 6, 2020, the Company entered into an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which the Company agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the license from Grünenthal GmbH (“Grünenthal”), for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. On February 13, 2020, the Company closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon closing, the Nucynta Commercialization Agreement was effectively terminated and the Company’s royalty payment obligations to Assertio thereunder ceased. Following the closing, the Company pays royalties directly to Grünenthal at a rate of 14% of net sales of the Nucynta Products and no longer pays royalties to Assertio.

In December 2019, a novel strain of coronavirus began infecting people in China; since then, the disease caused by virus, COVID-19, has sickened millions of people across the world and in March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. The travel restrictions and “social distancing” recommendations resulting from the spread of COVID-19 have impacted the Company’s sales professionals’ ability to travel to and meet with healthcare providers in person. The Company periodically reviews its accounting estimates in light of changes in circumstances, facts and experience. As of the date of the filing of this Quarterly Report on Form 10-Q, the COVID-19 pandemic and actions taken to contain it have impacted revenue (due to fewer new patients beginning therapy with the Company’s products and adverse impact on the Company’s ability to promote products due to closure or limited operations of many physicians’ offices) and decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. The Company believes that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease (or ease).

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to successfully commercialize products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, litigation related to opioid marketing and distribution practices, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation.

The Company believes that its cash and cash equivalents at September 30, 2020, together with expected cash inflows from the continued commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. During the interim period covered by this Quarterly Report on Form 10-Q, the Company assumed certain material assets and liabilities in connection with consummating the Nucynta Acquisition, in addition to the issuance of convertible notes and term notes that required a review for embedded derivatives. As a result, the Company adopted the following accounting policy:

Embedded Derivatives

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s term notes (see Note 10) and convertible notes (see Note 11) contain certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and as of September 30, 2020 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including due to changes in market conditions, there could be a change to the fair value.

Other than the aforementioned changes, there have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Annual Report.

Reclassifications

The Company has reclassified certain amounts in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 to conform to the 2020 presentation. Specifically, the Company disaggregated previously reported cost of product revenues of $46,754 for the three months ended September 30, 2019 into the captions Cost of product revenues (excluding intangible asset amortization) of $43,066 and Intangible asset amortization of $3,688. In addition, the Company disaggregated previously reported cost of product revenues of $144,572 for the nine months ended September 30, 2019 into the captions Cost of product revenues (excluding intangible asset amortization) of $133,508 and Intangible asset amortization of $11,064. The reclassifications relate to the presentation of the Company’s gross profit and amortization expense and were made to provide the readers of the Company’s consolidated financial statements with additional insight into how the Company and its management view and evaluate its performance and profitability. This reclassification within the consolidated statements of operations for the three and nine months ended September 30, 2019 had no impact on previously reported total consolidated revenues or consolidated results of operations.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.

The Company adopted Accounting Standard Updated (“ASU”) 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to issuance, the FASB issued ASUs 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03 to provide additional guidance on the adoption of ASU 2016-13. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

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

In June 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 aim to reduce the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the standard’s effect on the Company’s consolidated financial statements.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2020 and 2019:

			Trade
	Rebates and	Product	Allowances and
Nine months ended September 30, 2020	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2019	$129,901	$27,648	$14,020
Provision related to current period sales	242,389	9,218	55,967
Changes in estimate related to prior period sales	(122)	—	(182)
Credits/payments made	(237,044)	(1,744)	(56,985)
Balance at September 30, 2020	$135,124	$35,122	$12,820

			Trade
	Rebates and	Product	Allowances and
Nine months ended September 30, 2019	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	192,794	13,313	48,242
Changes in estimate related to prior period sales	(2,865)	—	—
Credits/payments made	(180,738)	(2,024)	(49,462)
Balance at September 30, 2019	$138,509	$26,754	$13,621

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

As of September 30, 2020, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company disaggregates its product revenue, net from contracts with customers, into the categories included in the table below. These categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Xtampza ER	$32,126	$26,480	$97,191	$77,632
Nucynta Products(1)	47,050	46,462	136,554	144,866
Total product revenues, net	$79,176	$72,942	$233,745	$222,498

(1)

For the three months ended September 30, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $30,000 and $17,050, respectively. For the three months ended September 30, 2019, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $28,162 and $18,300, respectively. For the nine months ended September 30, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $87,044 and $49,510, respectively. For the nine months ended September 30, 2019, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $87,484 and $57,382, respectively.

4. License Agreements

The Company periodically enters into license agreements to develop and commercialize products. During the three and nine months ended September 30, 2020 and 2019, the only products sold by the Company under a license agreement were the Nucynta Products. Prior to February 13, 2020, the Company sold the Nucynta Products pursuant to the rights licensed and acquired under the Nucynta Commercialization Agreement. Effective February 13, 2020, the Company sold the Nucynta Products pursuant to the rights licensed and acquired under the Nucynta Purchase Agreement, including certain intellectual property and manufacturing rights that it did not previously own under the Commercialization Agreement (see Note 8).

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

The following table presents the computations of basic and dilutive earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019 (1)	2020	2019 (1)
Numerator:
Net income (loss)	$11,286	$(6,109)	$19,794	$(20,521)
Denominator:
Weighted-average shares outstanding - basic	34,540,126	33,481,923	34,346,071	33,360,272
Effect of dilutive securities:
Stock options	325,569	—	438,112	—
Restricted stock units	194,127	—	250,663	—
Performance share units	9,366	—	8,736	—
Employee stock purchase plan	—	—	—	—
Warrants	—	—	11,195	—
Weighted average shares outstanding - diluted	35,069,188	33,481,923	35,054,777	33,360,272

Earnings (loss) per share — basic	$0.33	$(0.18)	$0.58	$(0.62)
Earnings (loss) per share — diluted	$0.32	$(0.18)	$0.56	$(0.62)

(1)	The Company incurred a net loss for the three and nine months ended September 30, 2019, causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, which resulted in basic loss per share and dilutive loss per share being equivalent.

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. Since the Company intends to settle the principal amount of the convertible senior notes in cash, the Company used the treasury stock method for determining the potential dilution in the diluted earnings per share computation. For the three and nine months ended September 30, 2020 the Company excluded 4,925,134 shares related to the convertible senior notes because their effect is anti-dilutive.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options	2,418,599	4,140,629	2,305,756	4,140,629
Restricted stock units	601,679	868,075	601,679	868,075
Performance share units	267,498	99,400	267,498	99,400
Employee stock purchase plan	26,137	—	26,137	—
Warrants	1,041,667	1,041,667	—	1,041,667
Convertible senior notes	4,925,134	—	4,925,134	—

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2020 and 2019.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at September 30, 2020 and December 31, 2019:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Money market funds, included in cash equivalents	$45,068	$45,068	$—	$—

December 31, 2019
Money market funds, included in cash equivalents	$94,841	$94,841	$—	$—

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. As of September 30, 2020, the convertible senior notes had a fair value of approximately $142,672 and a net carrying value of $97,795.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued rebates, returns and discounts, operating lease liabilities, and term notes payable reasonably approximate their estimated fair values.

7. Inventory

Inventory as of September 30, 2020 and December 31, 2019 consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Raw materials	$3,784	$795
Work in process	2,654	1,427
Finished goods	10,708	7,421
Total inventory	$17,146	$9,643

The aggregate charges related to excess inventory for the three and nine months ended September 30, 2020 and 2019 were immaterial. These expenses were recorded as a component of cost of product revenues. During the three and nine months ended September 30, 2020, inventory used in the construction and installation of property and equipment was $1,199 and $1,812, respectively. During the three and nine months ended September 30, 2019, inventory used in the construction and installation of property and equipment was immaterial.

8. Intangible Asset

As of September 30, 2020 and December 31, 2019, the Company’s only intangible asset (the “Nucynta Intangible Asset”) is related to the Nucynta Acquisition and Nucynta Commercialization Agreement. The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of September 30,	As of December 31,
	2020	2019
Gross carrying amount	$521,170	$154,089
Accumulated amortization	(168,471)	(124,586)
Intangible asset, net	$352,699	$29,503

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

The Company determined that the Nucynta Acquisition, closed in February 2020, should be accounted for as an asset acquisition in accordance with ASC Topic 805-50 because substantially all of the fair value of the gross assets acquired are concentrated in the right to commercialize the Nucynta Products in the United States. The Company concluded that the fair value estimates of the assets surrendered was more clearly evident than the fair value of the assets received, and therefore followed a cost accumulation model to determine the consideration transferred in the asset acquisition.

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

A summary of the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset from the execution of the Nucynta Commercialization Agreement through period end are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible Asset, net
Cost basis as of acquisition date	$515,627	$—	$515,627
Amortization expense from acquisition date through Third Amendment Date	—	(107,662)	(107,662)
Adjustment due to the remeasurement of liability as of Third Amendment Date	(369,581)	—	(369,581)
Additional costs incurred as of Third Amendment Date(1)	8,043	—	8,043
Amortization expense from Amendment Date through fiscal year end	—	(2,172)	(2,172)
Balance as of December 31, 2018	$154,089	$(109,834)	$44,255
Amortization expense	—	(14,752)	(14,752)
Balance as of December 31, 2019	$154,089	$(124,586)	$29,503
Amortization expense through Nucynta Acquisition	—	(1,754)	(1,754)
Additional cost incurred from Nucynta Acquisition	367,081	—	367,081
Amortization expense from Nucynta Acquisition through period end	—	(42,131)	(42,131)
Balance as of September 30, 2020	$521,170	$(168,471)	$352,699

(1)	Represents fair value of warrant issued in connection with the Amendment to the Nucynta Commercialization Agreement.

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

The following table presents amortization expense recognized for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Nucynta amortization expense included in cost of product revenues	$16,795	$3,688	$43,885	$11,064

As of September 30, 2020, the remaining amortization period is approximately 5.3 years and is expected to be recognized in the following periods:

Years ended December 31,	Amortization Expense
2020	$16,795
2021	67,181
2022	67,181
2023	67,181
2024	67,181
2025	67,180
Remaining amortization expense:	$352,699

9. Accrued Expenses

Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Accrued royalties	$6,587	$21,893
Accrued bonuses	3,408	4,047
Accrued payroll and related benefits	1,883	1,154
Accrued other operating costs	1,580	3,180
Accrued incentive compensation	1,492	1,650
Accrued product taxes and fees	1,420	—
Accrued audit and legal	558	308
Accrued interest	472	473
Accrued sales and marketing	310	775
Total accrued expenses	$17,710	$33,480

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

The Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require the Company to maintain $200,000 in annual net sales and covenants that limit the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business, restrictions which limit the Company’s ability pay dividends and restrictions of net assets of subsidiaries. The Loan Agreement also contains customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Failure to comply with these covenants would constitute an event of default under the Loan Agreement, notwithstanding the Company’s ability to meet its debt service obligations. The Loan Agreement also includes various customary remedies for Pharmakon following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement. Under certain circumstances, a default interest rate will apply on outstanding obligations during the occurrence and continuance of an event of default. As of September 30, 2020, the Company was in compliance with all of its covenants.

During the three and nine months ended September 30, 2020, the Company recognized interest expense of $5,370 and $14,020, respectively, related to the term notes.

As of September 30, 2020, principal repayments under the term notes are estimated to be paid as follows:

Years ended December 31,	Principal Payments
2020	$12,500
2021	50,000
2022	50,000
2023	50,000
2024	12,500
Total before unamortized discount and issuance costs	$175,000
Less: unamortized discount and issuance costs	(5,752)
Total term notes	$169,248

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

As of September 30, 2020, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of September 30, 2020, the convertible notes outstanding consisted of the following:

Liability component:
Principal	$143,750
Less: unamortized debt discount and issuance costs	(45,955)
Net carrying amount	$97,795

Equity component, net of issuance costs of $1,773	$44,777

The Company determined the expected life of the convertible notes was equal to its six-year term. The effective interest rate on the Liability Component of the convertible notes was 10.27%. As of September 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the convertible notes. The fair value of the convertible notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the convertible notes, which differs from their carrying value, is influenced by market interest rates, the Company’s stock price and stock price volatility.

The following table presents the total interest expense recognized related to the convertible notes during the three and nine months ended September 30, 2020:

	Three months ended September 30,	Nine months ended September 30,
	2020	2020
Contractual interest expense	$943	$2,379
Amortization of debt discount	1,620	3,979
Amortization of debt issuance costs	129	316
Total interest expense	$2,692	$6,674

As of September 30, 2020, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2020	$—
2021	3,773
2022	3,773
2023	3,773
2024	3,773
Thereafter	149,412
Total minimum payments	$164,504
Less: interest	(20,754)
Less: unamortized debt discount and issuance costs	(45,955)
Convertible senior notes	$97,795

12. Equity

The changes in shareholders’ equity for nine months ended September 30, 2020 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	33,678,840	$34	$447,297	$(359,899)	$87,432
Exercise of common stock options	455,573	—	4,454	—	4,454
Issuance for employee stock purchase plan	39,411	—	357	—	357
Vesting of restricted stock units ("RSUs")	195,280	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(63,064)	—	(1,358)	—	(1,358)
Stock-based compensation	—	—	4,951	—	4,951
Equity component of 2020 Convertible Notes, net of issuance costs of $1,773	—	—	44,777	—	44,777
Net income	—	—	—	450	450
Balance, March 31, 2020	34,306,040	$34	$500,478	$(359,449)	$141,063
Exercise of common stock options	131,562	—	1,626	—	1,626
Vesting of RSUs	83,461	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(26,761)	—	(564)	—	(564)
Stock-based compensation	—	—	5,584	—	5,584
Net income	—	—	—	8,058	8,058
Balance, June 30, 2020	34,494,302	$34	$507,124	$(351,391)	$155,767
Exercise of common stock options	21,726	1	313	—	314
Issuance for employee stock purchase plan	28,101	—	401	—	401
Vesting of RSUs	46,249	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(13,249)	—	(247)	—	(247)
Stock-based compensation	—	—	5,165	—	5,165
Net income	—	—	—	11,286	11,286
Balance, September 30, 2020	34,577,129	$35	$512,756	$(340,105)	$172,686

The changes in shareholders’ equity for nine months ended September 30, 2019 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	33,265,629	$33	$428,729	$(337,177)	$91,585
Exercise of common stock options	18,693	—	246	—	246
Issuance for employee stock purchase plan	32,826	—	444	—	444
Vesting of RSUs	101,483	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(33,503)	—	(488)	—	(488)
Stock-based compensation	—	—	4,263	—	4,263
Net loss	—	—	—	(9,700)	(9,700)
Balance, March 31, 2019	33,385,128	$33	$433,194	$(346,877)	$86,350
Exercise of common stock options	8,218	—	58	—	58
Vesting of RSUs	26,304	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(3,097)	—	(35)	—	(35)
Stock-based compensation	—	—	4,162	—	4,162
Net loss	—	—	—	(4,712)	(4,712)
Balance, June 30, 2019	33,416,553	$33	$437,379	$(351,589)	$85,823
Exercise of common stock options	25,271	—	232	—	232
Issuance for employee stock purchase plan	41,316	1	372	—	373
Vesting of RSUs	57,818	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(17,100)	—	(198)	—	(198)
Stock-based compensation	—	—	4,137	—	4,137
Net loss	—	—	—	(6,109)	(6,109)
Balance, September 30, 2019	33,523,858	$34	$441,922	$(357,698)	$84,258

Warrants

As of September 30, 2020, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022. The Company has recorded the relative fair value of the warrant as a component of equity interest issued by the Company as consideration transferred in the cost accumulation model for the asset acquisition. The Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. The Company concluded that the warrant met the definition of an equity instrument and was recorded as a component of additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet as of the issuance date.

13. Stock-based Compensation

A summary of the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,019	$525	$2,773	$1,606
Selling, general and administrative expenses	4,146	3,612	12,927	10,956
Total stock-based compensation expense	$5,165	$4,137	$15,700	$12,562

At September 30, 2020, there was approximately $39,175 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

Performance Share Units, Restricted Stock Units and Stock Options

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of September 30, 2020, there were 908,103 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination.

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

In February 2020, the Company granted PSUs with performance criteria related to the relative ranking of the total stockholder return (“TSR”) of the Company’s common stock in 2020, 2021, 2022 and the cumulative three-year performance period return relative to the TSR of certain peer companies within the S&P Pharmaceutical Select Industry Index. TSR will be measured based on the 30-day average stock price on the first day of each period compared to the 30-day average stock price on the last day of each period. The 2020, 2021, and 2022 PSUs will vest annually, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. The cumulative PSUs will vest following the three-year performance period, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance, and no shares will be issued if the minimum applicable performance metric is not achieved. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. The weighted-average grant date fair value of 2020 PSUs granted with market-based vesting conditions was $28.81 based on the valuation model.

A summary of the Company’s PSU activity for the nine months ended September 30, 2020 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2019	99,400	$15.90
Granted	187,978	28.49
Vested	—	—
Forfeited	—	—
Performance adjustment	(4,155)	15.90
Outstanding at September 30, 2020	283,223	$24.26

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the nine months ended September 30, 2020 and 2019 was $28.49 and $15.90, respectively.

For the three months ended September 30, 2020 and 2019, the stock-based compensation expense for PSUs was $738 and $21, respectively. For the nine months ended September 30, 2020 and 2019, the stock-based compensation expense for PSUs was $1,864 and $63, respectively.

As of September 30, 2020, the unrecognized compensation cost related to performance share units was $3,606 and is expected to be recognized as expense over approximately 2.1 years.

Restricted Stock Units

A summary of the Company’s RSU activity for the nine months ended September 30, 2020 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2019	849,679	$17.10
Granted	767,634	21.35
Vested	(324,990)	18.16
Forfeited	(35,980)	20.18
Outstanding at September 30, 2020	1,256,343	$19.33

The weighted-average grant date fair value per share of RSUs granted for the nine months ended September 30, 2020 and 2019 was $21.35 and $15.48, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the nine months ended September 30, 2020 and 2019 was $6,797 and $2,454, respectively.

As of September 30, 2020, the unrecognized compensation cost related to RSUs was $19,143 and is expected to be recognized as expense over approximately 2.7 years. The weighted-average grant date fair value of RSUs vested during the year ended September 30, 2020 was $5,902.

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2020 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2019	3,955,887	$16.00	7.5	$21,257
Granted	717,304	21.30
Exercised	(608,861)	10.50
Cancelled	(158,050)	19.05
Outstanding at September 30, 2020	3,906,280	$17.71	7.4	$15,291
Exercisable at September 30, 2020	2,255,091	$16.90	6.6	$10,784

The weighted-average grant date fair value per share of stock options granted for the nine months ended September 30, 2020 and 2019 was $12.78 and $8.98, respectively. The total intrinsic value of stock options exercised for the nine months ended September 30, 2020 and 2019, was $7,201 and $183, respectively.

As of September 30, 2020, the unrecognized compensation cost related to outstanding options was $16,426 and is expected to be recognized as expense over approximately 2.5 years.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model using the following assumptions:

	Nine months ended September 30,
	2020	2019
Risk-free interest rate	1.3%	2.4%
Volatility	66.2%	63.2%
Expected term (years)	6.0	6.1
Expected dividend yield	—%	—%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the nine months ended September 30, 2020, 67,512 shares of common stock were purchased for total proceeds of $758. During the nine months ended September 30, 2019, 74,142 shares of common stock were purchased for total proceeds of $817. The expense for the three months ended September 30, 2020 and 2019 was $89 and $120, respectively. The expense for the nine months ended September 30, 2020 and 2019 was $260 and $293, respectively.

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

On March 13, 2018, the Company filed a Petition for Post-Grant Review (“PGR”) of the ʼ961 patent with the Patent Trial and Appeal Board (“PTAB”). The PGR argues that the ʼ961 patent is invalid for lack of a written description, for lack of enablement, for indefiniteness, and as being anticipated by prior art. Purdue filed its Patent Owner Preliminary Response on July 10, 2018. The PTAB entered an order to institute post-grant review of all claims of the ’961 patent on October 4, 2018, upon a finding that it is more likely than not that the claims of the ʼ961 patent are unpatentable. Purdue filed its Patent Owner Response on January 30, 2019. The Company filed its reply on April 12, 2019, and Purdue filed a sur-reply on May 10, 2019. The PTAB held oral argument on the proceedings on July 10, 2019 and was scheduled to issue a decision on the patentability of the ʼ961 patent by no later than October 4, 2019. On September 15, 2019, Purdue commenced a voluntary case under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On September 24, 2019, Purdue gave the PTAB notice of its bankruptcy filing and sought the imposition of an automatic stay of the PGR proceedings. On October 2, 2019, the PTAB extended the one-year period for issuing its decision by up to six months. On September 1, 2020, the Bankruptcy Court lifted the automatic stay on the ‘961 PGR. Purdue filed a motion to terminate the PGR on September 22, 2020 based on the passage of time. The Company opposed the motion to terminate and requested that the PTAB issue a final written decision as soon as practicable as required by 28 USC Section 328(a). The motion to terminate and the PGR remain pending.

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

On July 2, 2020, the Company received notice of a motion by Purdue in the Bankruptcy Court for an order to lift the automatic stay on the proceedings in the District of Massachusetts to allow the proceedings to resume. On July 20, 2020, the Company filed a response and a motion in the Bankruptcy Court seeking an order from the Bankruptcy Court that if the automatic stay is lifted as to the Boston District Court proceedings, then the automatic stay should also be lifted as to the PGR on the ‘961 patent in the PTAB. The Bankruptcy Court lifted the automatic stay on September 1, 2020.

The District of Massachusetts proceedings remain stayed pending the outcome of the ‘961 PGR, with a status conference currently scheduled for November 23, 2020.

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

The following table presents information regarding Company’s income tax expense recognized for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Provision for income taxes	$280	$—	$526	$—
Effective tax rate	2.4%	0.0%	2.6%	0.0%

The Company is subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2020, the Company recorded income tax expense of $280 and $526, respectively which reflects current state income taxes. For the three and nine months ended September 30, 2020, no Federal current income tax expense was recorded as the Company has enough Federal net operating losses (or “NOLs”) carryover to offset taxable income. For the three and nine months ended September 30, 2019, the Company did not record income tax expense as it had enough Federal and state NOLs to offset taxable income. The Company has a full valuation allowance against its deferred tax assets as of September 30, 2020 and September 30, 2019 and no deferred tax expense was recorded in either period.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of federal and state NOLs along with other tax credits. Under the applicable accounting standards, the Company considered its history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, as of September 30, 2020, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

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

Net income for the three and nine months ended September 30, 2020 was $11.3 million and $19.8 million, respectively. In every annual reporting period since inception, we have incurred net losses. As of September 30, 2020, we had an accumulated deficit of $340.1 million. Substantially all of our prior net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs. We have historically paid royalties to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds, which ceased upon closing of the Nucynta Acquisition. Our net income (loss) may fluctuate significantly from quarter to quarter and year to year.

We believe that our cash and cash equivalents at September 30, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

In December 2019, a novel strain of coronavirus began infecting people in China; since then, the disease caused by that virus, COVID-19, has sickened millions of people across the world and in March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. As of the date of the filing of this Quarterly Report on Form 10-Q, we expect the COVID-19 pandemic and actions taken to contain it to impact our revenue (due to fewer new patients beginning therapy with our products and adverse impact on our ability to promote our products due to closure or limited operations of many physicians’ offices) and have decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease (or ease).

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

RESULTS OF OPERATIONS

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Product revenues, net	$79,176	$72,942	$233,745	$222,498
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	14,188	43,066	54,316	133,508
Intangible asset amortization	16,795	3,688	43,885	11,064
Total cost of products revenues	30,983	46,754	98,201	144,572
Gross profit	48,193	26,188	135,544	77,926
Operating expenses
Research and development	2,141	2,491	7,300	7,942
Selling, general and administrative	26,426	30,072	87,008	91,359
Total operating expenses	28,567	32,563	94,308	99,301
Income (loss) from operations	19,626	(6,375)	41,236	(21,375)
Interest expense	(8,063)	(228)	(21,145)	(698)
Interest income	3	494	229	1,552
Income (loss) before income taxes	11,566	(6,109)	20,320	(20,521)
Provision for income taxes	280	—	526	—
Net income (loss)	$11,286	$(6,109)	$19,794	$(20,521)

Comparison of the three months ended September 30, 2020 and September 30, 2019

Product revenues, net were $79.2 million for the three months ended September 30, 2020 (the “2020 Quarter”), compared to $72.9 million for the three months ended September 30, 2019 (the “2019 Quarter”). The $6.3 million increase was related to an increase in revenue for Xtampza ER of $5.6 million combined with an increase in revenue for the Nucynta Products of $588,000. For the 2020 Quarter, Xtampza ER product revenues, net were $32.1 million, compared to $26.5 million for the 2019 Quarter. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increased demand and an increase in price. For the 2020 Quarter, Nucynta IR and ER product revenues, net were $30.0 million and $17.1 million, respectively, compared to $28.1 million and $18.3 million, respectively, for the 2019 Quarter. The increase in revenue for the Nucynta Products was primarily related to an increase in price, partially offset by lower sales volume.

Cost of product revenues (excluding intangible asset amortization) was $14.2 million for the 2020 Quarter, compared to $43.1 million for the 2019 Quarter. The $28.9 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products. In the 2019 Quarter, we recognized $30.2 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement. Our sales-based royalty obligations to Assertio ceased upon closing of the Nucynta Acquisition on February 13, 2020.

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

Research and development expenses were $2.1 million for the 2020 Quarter, compared to $2.5 million for the 2019 Quarter. The $350,000 decrease was primarily related to a decrease in trial related costs.

Selling, general and administrative expenses were $26.4 million for the 2020 Quarter, compared to $30.1 million for the 2019 Quarter. The $3.7 million decrease was primarily related to:

●	a decrease in travel, trainings, conferences and meetings of $1.7 million primarily due to the restrictions imposed in response to the COVID-19 outbreak;

●	a decrease in sales, marketing, and consulting costs of $1.5 million, primarily due to lower costs incurred in the 2020 Quarter to support the ongoing commercialization of our products; and
●	a decrease in fees, permits and other regulatory costs, including post-marketing requirements, of $457,000.

Interest expense was $8.1 million for the 2020 Quarter, compared to $228,000 in the 2019 Quarter. The $7.9 million increase was primarily due to interest expense recognized in the 2020 Quarter associated with the term notes and convertible notes issued in connection with the Nucynta Acquisition.

Interest income was $3,000 for the 2020 Quarter, compared to $494,000 in the 2019 Quarter. The $491,000 decrease was primarily due to lower interest rates in the 2020 Quarter.

Comparison of the nine months ended September 30, 2020 and September 30, 2019

Product revenues, net were $233.7 million for the nine months ended September 30, 2020 (the “2020 Period”), compared to $222.5 million for the nine months ended September 30, 2019 (the “2019 Period”). The $11.2 million increase was related to an increase in revenue for Xtampza ER of $19.6 million, offset by a decrease in revenue for the Nucynta Products of $8.4 million. For the 2020 Period, Xtampza ER product revenues, net were $97.2 million, compared to $77.6 million for the 2019 Period. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increased demand and an increase in price. For the 2020 Period, Nucynta IR and ER product revenues, net were $87.0 million and $49.5 million, respectively, compared to $87.5 million and $57.4 million, respectively, for the 2019 Period. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues (excluding intangible asset amortization) was $54.3 million for the 2020 Period, compared to $133.5 million for the 2019 Period. The $79.2 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products. In the 2019 Period, we recognized $94.2 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement, compared to $19.1 million in the 2020 Period. The $19.1 million represented sales-based royalties due to Assertio prior to the closing of the Nucynta Acquisition on February 13, 2020. Our sales-based royalty obligations due to Assertio ceased upon closing the Nucynta Acquisition.

Intangible asset amortization was $43.9 million for the 2020 Period, compared to $11.1 million for the 2019 Period. The $32.8 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $7.3 million for the 2020 Period, compared to $7.9 million for the 2019 Period. The $642,000 decrease was primarily related to a decrease in trial related costs.

Selling, general and administrative expenses were $87.0 million for the 2020 Period, compared to $91.4 million for the 2019 Period. The $4.4 million decrease was primarily related to:

●	a decrease in audit, legal, and other professional fees of $3.7 million, primarily due to lower litigation costs;
●	a decrease in sales, marketing, and consulting costs of $3.2 million, primarily due to lower costs incurred in the 2020 Period to support the ongoing commercialization of our products;
●	a decrease in travel, trainings, conferences, and meetings of $3.1 million, primarily due to the restrictions imposed in response to the COVID-19 outbreak; partially offset by
●	an increase in product taxes and fees of $2.2 million, primarily due to certain states recently enacting excise taxes on the sale of opioids;
●	an increase in salaries, wages and benefits of $1.3 million, primarily due to stock-based compensation expense, wage increases and incentive compensation expense;
●	an increase in insurance of $692,000, primarily due to higher premiums;
●	an increase in fees, permits and other regulatory costs, including post-marketing requirements, of $603,000; and
●	an increase in systems, licenses and support of $514,000.

Interest expense was $21.1 million for the 2020 Period, compared to $698,000 in the 2019 Period. The $20.4 million increase was primarily due to interest expense recognized in the 2020 Period associated with the term notes and convertible notes issued in connection with the Nucynta Acquisition.

Interest income was $229,000 for the 2020 Period, compared to $1.6 million in the 2019 Period. The $1.3 million decrease was primarily due to lower interest rates in the 2020 Period.

Provision for income taxes was $526,000 for the 2020 Period, compared to none in the 2019 Period. The $526,000 increase was primarily due state income tax expense as, in the 2020 Quarter, certain states enacted changes in tax laws that prevent us from using our state-level NOLs to offset taxable income. In addition, we continue to generate more taxable income from sales of our products in states in which we do not have sufficient state-level NOLs to fully offset state taxable income. We did not record income tax expense in the 2019 Period due to the utilization of federal and state NOLs carried forward to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2020, we had $165.4 million in cash and cash equivalents. We intend to rely on our existing cash and cash equivalents together with cash flows from the commercialization of our products as our primary source of liquidity.

Although it is difficult to predict future liquidity requirements, we believe that our cash and cash equivalents at September 30, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

Cash Flows

	Nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$71,365	$12,127
Net cash used in investing activities	(372,291)	(5,549)
Net cash provided by financing activities	298,877	627
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,049)	$7,205

Operating activities.  Cash provided by operating activities was $71.4 million in the 2020 Period, compared to cash provided by operating activities of $12.1 million in 2019 Period. The $59.3 million increase in cash provided by operating activities was primarily due to higher net income and non-cash adjustments related to the Nucynta Acquisition, which resulted in higher intangible asset amortization and higher non-cash interest expense from the term notes and convertible notes. These increases were partially offset by decreases in working capital accounts.

Investing activities.  Cash used in investing activities was $372.3 million in the 2020 Period, compared to cash used in investing activities of $5.5 million in the 2019 Period. The $366.8 million increase in cash used in investing activities was primarily related to the Nucynta Acquisition. The remaining change is primarily related to the timing of purchases of property, plant, and equipment primarily for the dedicated production suite at our contract manufacturing organization.

Financing activities.  Cash provided by financing activities was $298.9 million for the 2020 Period, compared to cash provided by financing activities of $627,000 in the 2019 Period. The $298.3 million increase in cash provided by financing activities was primarily related to net proceeds from the term notes of $192.1 million and issuance of the convertible notes of $138.3 million, both of which were issued in the 2020 Period. This increase was partially offset by term note repayments of $25.0 million and the SVB term loan repayment of $11.5 million. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at September 30, 2020 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Our forecast that our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

●	the generation of reasonable levels of revenue from products sales and the impact of the COVID-19 pandemic on our business and results of operations;
●	the cost of growing and maintaining sales, marketing and distribution capabilities for our products;
●	the cost of patent infringement litigation, including our litigation with Purdue, relating to Xtampza ER and the Nucynta Products, which may be expensive to defend;
●	the cost of litigation related to opioid marketing and distribution practices;
●	the timing and costs associated with manufacturing our products, for commercial sale and clinical trials; and
●	the effect of competing technological and market developments

If we cannot capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

ADDITIONAL INFORMATION

To supplement our financial results presented on a GAAP basis, we have included information about non-GAAP adjusted income and adjusted EBITDA. We use these non-GAAP financial measures to understand, manage and evaluate the Company as we believe they represent the performance of our core business. Because these non-GAAP financial measures are important internal measures for the Company, we believe that the presentation of these non-GAAP financial measures provides analysts, investors, lenders and other third parties insight into management’s view and assessment of the Company’s ongoing operating performance. In addition, we believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliation, provide supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing the Company’s performance and results from period to period. We report these non-GAAP financial measures to portray the results of our major operations prior to considering certain income statement elements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP.

Non-GAAP Adjusted Income

Non-GAAP adjusted income is not based on any standardized methodology prescribed by GAAP and represents GAAP net income (loss) adjusted to exclude stock-based compensation expense, amortization expense, non-cash interest expense, certain royalty costs recognized in connection with the Nucynta Commercialization Agreement and the provision for income taxes. Non-GAAP adjusted income as used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP net income (loss)	$11,286	$(6,109)	$19,794	$(20,521)
Non-GAAP adjustments:
Stock-based compensation expense(1)	5,165	4,137	15,700	12,562
Intangible asset amortization(2)	16,795	3,688	43,885	11,064
Non-cash interest expense(3)	2,567	—	6,427	—
Nucynta royalty adjustment (4)	—	—	14,216	—
Provision for income taxes (5)	280	—	526	—
Total non-GAAP adjustments	$24,807	$7,825	$80,754	$23,626
Non-GAAP adjusted income	$36,093	$1,716	$100,548	$3,105

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

Adjusted EBITDA

Adjusted EBITDA represents GAAP net income (loss) adjusted to exclude interest expense, interest income, income tax expense, depreciation, amortization, and stock-based compensation. Adjusted EBITDA as used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

There are several limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect provision for income taxes or the cash requirements to pay taxes; and
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP net income (loss)	$11,286	$(6,109)	$19,794	$(20,521)
Adjustments:
Interest expense	8,063	228	21,145	698
Interest income	(3)	(494)	(229)	(1,552)
Provision for income taxes	280	-	526	-
Depreciation	195	180	589	535
Amortization	16,795	3,688	43,885	11,064
Stock-based compensation expense	5,165	4,137	15,700	12,562
Total adjustments	$30,495	$7,739	$81,616	$23,307
Adjusted EBITDA	$41,781	$1,630	$101,410	$2,786

	First Quarter	Second Quarter	Third Quarter
	2020	2020	2020
GAAP net income	$450	$8,058	$11,286
Adjustments:
Interest expense	4,823	8,259	8,063
Interest income	(212)	(14)	(3)
Provision for income taxes	-	246	280
Depreciation	198	196	195
Amortization	10,295	16,795	16,795
Stock-based compensation expense	4,951	5,584	5,165
Total adjustments	$20,055	$31,066	$30,495
Adjusted EBITDA	$20,505	$39,124	$41,781

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2019	2019	2019	2019
GAAP net loss	$(9,700)	$(4,712)	$(6,109)	$(2,201)
Adjustments:
Interest expense	234	236	228	211
Interest income	(526)	(532)	(494)	(383)
Provision for income taxes	-	-	-	-
Depreciation	184	171	180	196
Amortization	3,688	3,688	3,688	3,688
Stock-based compensation expense	4,263	4,162	4,137	3,966
Total adjustments	$7,843	$7,725	$7,739	$7,678
Adjusted EBITDA	$(1,857)	$3,013	$1,630	$5,477

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 29, 2020, we entered into a settlement agreement with Teva Pharmaceuticals USA, Inc. (“Teva”)

resolving the patent litigation in the U.S. District Court for the District of Delaware. We brought this litigation in response to Teva’s filing of an Abbreviated New Drug Application, which sought approval to market a generic version of Xtampza ER prior to the expiration of our applicable patents. Pursuant to the terms of the settlement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice, we will grant Teva a license to market its generic version of Xtampza ER in the United States beginning on or after September 2, 2033 (subject to U.S. Food and Drug Administration approval, and acceleration under certain circumstances). As a result of the settlement, Teva has agreed to a consent judgment confirming that its proposed generic products infringe upon our asserted patents and that those patents are valid and enforceable with respect to Teva’s proposed generic products. Additional details regarding the settlement are confidential.

Except as set forth in Note 14 to our financial statements, which is incorporated herein by reference to the extent applicable, there are no other material changes from the legal proceedings previously disclosed in our Annual Report.

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

Our operations have consumed substantial amounts of cash. We believe that our cash and cash equivalents at September 30, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, certain economic or strategic factors may require us to seek additional cash through private or public debt or equity offerings.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the generation of sufficient levels of revenue from the sale of our products;
●	the cost of growing and maintaining sales, marketing and distribution capabilities for our products and any other products we may acquire or develop;
●	the outcome, timing and cost of regulatory approvals by the FDA, including the potential for the FDA to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;
●	the timing and costs associated with manufacturing (1) our products, for commercial sale and clinical trials, and (2) our future product candidates for preclinical studies, clinical trials and, if approved, for commercial sale;
●	the cost of litigation relating to our products or future product candidates, including our patent infringement litigation with Purdue, and ongoing litigation related to opioid marketing and distribution practices, which may be expensive to defend;
●	the cost of implementing additional infrastructure and internal systems and hiring additional employees as our organization grows;
●	our need to expand our regulatory and compliance functions; and
●	the effect of competing technological and market developments.

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

Our ability to successfully commercialize Xtampza ER will depend on many factors, including but not limited to:

●	our ability to successfully satisfy FDA post-marketing requirements, including studies and clinical trials that have been required for other extended-release/long acting opioid analgesics and individual studies of Xtampza ER and its components;
●	our ability to manufacture commercial quantities of Xtampza ER at reasonable cost and with sufficient speed to meet commercial demand;
●	our ability to continue to retain a skilled and compliant sales and marketing organization to market Xtampza ER;

●	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of Xtampza ER;
●	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
●	our ability to successfully defend any challenges to our intellectual property or suits asserting patent infringement relating to Xtampza ER;
●	the availability and quality of coverage and adequate reimbursement for Xtampza ER;
●	a continued acceptable safety profile of Xtampza ER; and
●	our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.

Our ability to successfully commercialize the Nucynta Products will depend on many factors including, but not limited to, our ability to:

●	develop and execute our sales and marketing strategies for the Nucynta Products;

●	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

●	maintain and manage the necessary sales, marketing, supply chain, managed markets and other capabilities and infrastructure that are required to successfully commercialize the Nucynta Products;

●	successfully defend any challenges to intellectual property or suits asserting patent infringement relating to the Nucynta Products;
●	our ability to manufacture commercial quantities of Nucynta ER and Nucynta IR at reasonable cost and with sufficient speed to meet commercial demand; and

●	comply with applicable legal and regulatory requirements.

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

Xtampza ER was approved with label language describing abuse-deterrent properties of the formulation with respect to the nasal and IV routes of abuse, consistent with Guidance for Industry, “Abuse-Deterrent Opioids- Evaluation and Labeling.” In November 2017, the FDA approved an sNDA for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

The FDA can change the product labeling for Xtampza ER at any time. Per FDA guidance, data that emerges from post-marketing studies or other sources could prompt the FDA to withdraw or amend its approval of the product labeling describing the abuse deterrent properties of the formulation. Such withdrawal or amendment could adversely impact our ability to successfully commercialize Xtampza ER.

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

The REMS introduces new safety measures designed to reduce risks and improve the safe use of opioids, while continuing to provide access to these medications for patients in pain. Under the REMS, subject companies are required to make education programs available to prescribers based on the FDA’s Opioid Analgesic REMS Education Blueprint for Health Care Providers Involved in the Treatment and Monitoring of Patients with Pain. It is expected that companies will meet this obligation by providing educational grants to continuing education providers, who will develop and deliver the training. The REMS also requires companies to distribute FDA-approved educational materials to prescribers and patients on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program. At present, a physician does not have to complete the training offered under REMS as a prerequisite for ability to prescribe opioids; however, the FDA is considering circumstances where it would require some type of mandatory training as a precondition. Congress has also considered legislation that would require prescribers to have continuing medical education on best practices in prescribing opioids. These requirements, if enacted, could impact the number of prescriptions written by physicians for our products.

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

Patent prosecution of in-licensed products or product candidates may be controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

If we are not successful in retaining sales and marketing personnel or in maintaining our sales and marketing infrastructure or if we do not preserve strategic alliances with marketing collaborators, agreements with contract sales organizations or collaboration arrangements, we will have difficulty commercializing our products.

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

Physicians, patients, healthcare payors and the medical community may not accept and use our products. Acceptance and use of our products will depend on a number of factors including:

●	the timing of market introduction of our products as well as the availability of competitive products;

●	approved indications, warnings and precautions language that may be less desirable than anticipated;
●	perceptions by members of the healthcare community, including physicians, about the safety and efficacy of our products;
●	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology;
●	the pricing and cost-effectiveness of our products relative to competing products;
●	the potential and perceived advantages of our products over alternative treatments;
●	the convenience and ease of administration to patients of our products;
●	actual and perceived availability and quality of coverage and reimbursement for our products from government or other third-party payors;
●	any negative publicity related to our or our competitors’ products;
●	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;
●	FDA’s and HHS’s policy initiatives regarding opioids;
●	our ability to implement a REMS; and
●	effectiveness of marketing and distribution efforts by us and any licensees and distributors.

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

Our ability to commercialize any product successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels and tiers of preference based on the perceived value and innovation of a given product. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and establishing administrative hurdles that incentivize use of generic and/or lower cost products first. Increasingly, third-party payors are requiring that drug companies provide them with discounts and rebates from list prices and are challenging the prices charged for medical products. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates. Additionally, a greater number of third-party payors may seek discounts and rebates in order to offer or maintain access for our products. We cannot be sure that high-quality coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory.

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

The FDA continues to evaluate extended-release and abuse-deterrent opioids in the post-market setting. In March 2017, the FDA’s Advisory Committee met to discuss OPANA ER (oxymorphone hydrochloride) extended-release tablets. A majority of the Advisory Committee voted that the benefits do not outweigh the risks of OPANA ER. Upon the FDA’s subsequent request in June 2017, OPANA ER was removed from the market. Also, in July 2017, the FDA held a public workshop to discuss available data and methods to assess the impact of opioid formulations with abuse-deterrent properties on misuse, abuse, addiction, overdose, and death in the post-market context. In January 2020, Nektar Therapeutics withdrew its NDA and abandoned the development program for its abuse deterrent opioid formulation candidate after an FDA Advisory Committee voted unanimously against its approval. In September 2020, FDA held an Advisory Committee meeting to consider real-world evidence concerning the impact of the reformulated OxyContin on abuse, misuse and diversion of that drug in the United States. The Committee’s deliberations resulted in mixed support for that product’s abuse deterrence claims. The FDA will continue to scrutinize the impact of abuse-deterrent opioids and in the future could impose further restrictions to products currently on the market, which may include changing labeling, imposing additional prescribing restrictions, or seeking a product’s removal from the market.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 34%, 31% and 30% of our product shipments for the nine months ended September 30, 2020. The loss by us of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

We are highly dependent upon the services of our key personnel, including our President and Chief Executive Officer, Joseph Ciaffoni, our Chief Technical Officer, Alison Fleming, PhD, our Chief Financial Officer, Paul Brannelly, our Chief Commercial Officer, Scott Dreyer, our General Counsel, Shirley Kuhlmann, and our Chief Medical Officer, Richard Malamut, M.D. Each employee is employed by us at will and is permitted to terminate his or her employment with us at any time pursuant to the terms of his or her employment agreement. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Mr. Ciaffoni, Dr. Fleming, Mr. Brannelly, Mr. Dreyer, Ms. Kuhlmann or Dr. Malamut could impede the achievement of our development and commercialization objectives.

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

Legislators and regulators in the United States are proposing new and more robust cybersecurity rules in light of the recent broad-based cyberattacks at a number of companies. These initiatives could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our information technology and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors, these factors include:

●	the success of competitive products or technologies;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate;
●	the outcome of any patent infringement or other litigation that may be brought by or against us, including the ongoing Purdue litigation matter;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	results of clinical trials of our products or those of our competitors;
●	regulatory or legal developments in the United States;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our products or clinical development programs;
●	actual or anticipated variations in our quarterly operating results;
●	the number and characteristics of our efforts to in-license or acquire additional products;
●	introduction of new products or services by us or our competitors;
●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other shareholders;
●	changes in accounting practices;
●	significant lawsuits, including patent or shareholder litigation;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions;
●	publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts; and
●	other events or factors, many of which are beyond our control.

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

As of September 30, 2020, there were outstanding options to purchase an aggregate of $3,906,280 shares of our common stock at a weighted average exercise price of $17.71 per share, of which options to purchase $2,255,091 shares of our common stock were then exercisable. In addition, as of September 30, 2020, we had an outstanding warrant with Assertio to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended September 30, 2020:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2020 through July 31, 2020	1,988	$17.18	-	-
August 1, 2020 through August 31, 2020	10,511	$18.74	-	-
September 1, 2020 through September 30, 2020	750	$19.36	-	-
Total	13,249	$18.54	-	-

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

10.1*

Settlement Agreement, dated September 29, 2020, by and among Collegium Pharmaceutical, Inc. and Teva Pharmaceuticals USA, Inc. (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2020 and incorporated herein by reference)

31.1

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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 5, 2020	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2020	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)