Form 10-K
period 2020-12-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2021-02-25
CIK 1267565

04

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $598.6 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2020 of $17.50 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2021, there were 34,756,311 shares of the registrant's common stock, par value, $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2020, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products, particularly in light of current global challenges stemming from the COVID-19 pandemic;
●	our ability to obtain and maintain regulatory approval of our products and any product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products and any product candidates, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P.;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and to manufacture adequate quantities of commercially salable inventory and to maintain our supply chain in the face of global challenges, such as the COVID-19 pandemic;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our operations and business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory developments in the United States;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	the loss of key commercial, scientific or management personnel;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company committed to being the leader in responsible pain management. Our portfolio includes Xtampza ER, an abuse-deterrent, extended-release, oral formulation of oxycodone and Nucynta ER and Nucynta IR (collectively, the “Nucynta Products”), which are extended-release (“ER”) and immediate-release (“IR”) formulations of tapentadol. Xtampza ER was approved by the U.S. Food and Drug Administration (“FDA”) in April 2016 for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. We commercially launched Xtampza ER in June 2016.

Nucynta ER is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. We initially licensed the right to commercialize the Nucynta Products in the United States through a Commercialization Agreement with Assertio Therapeutics, Inc. (formerly known as Depomed) (“Assertio”) entered into in December 2017 (the “Nucynta Commercialization Agreement”) and began marketing the Nucynta Products in February 2018. On February 13, 2020, we closed our acquisition of certain assets related to the Nucynta Products, including the right to commercialize the Nucynta Products in the United States and certain regulatory and supply chain assets (the “Nucynta Acquisition”), from Assertio for an aggregate purchase price of $375.0 million, subject to certain adjustments as set forth in the Asset Purchase Agreement, dated as of February 6, 2020, between us and Assertio (the “Nucynta Purchase Agreement”).

For the fiscal year ended December 31, 2020, we generated $310.0 million in net revenues, comprised of $128.0 million from sales of Xtampza ER and $182.0 million from sales of the Nucynta Products.

The COVID-19 pandemic has severely impacted global economic activity, and federal and state governments, as well as numerous foreign countries, have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. The travel restrictions and “social distancing” recommendations resulting from the spread of COVID-19, as well as the closure or limited operations of many physicians’ offices, have impacted our sales professionals’ ability to travel to and meet with healthcare providers in person. As of the date of the filing of this Annual Report on Form 10-K, the COVID-19 pandemic and actions taken to contain it have impacted revenue (due to fewer new patients beginning therapy with our products and the pandemic’s adverse impact on our ability to promote products) and decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. We believe that the disruptions caused by COVID-19 will continue in the near term, and there remains substantial uncertainty as to when such disruptions will cease (or ease).

Pain, Pain Management and Opioid Abuse in the United States

Acute and Chronic Pain

Pain can be classified along many different variables, including severity, duration and etiology. There are two broad categories of pain based on duration: acute pain, or pain that is self-limited and generally requires treatment for no more than up to a few weeks, and chronic pain, or pain that lasts beyond the healing of an injury or that persists longer than 3-6 months. According to a 2019 U.S. Centers for Disease Control and Prevention (“CDC”) report, it is estimated that chronic pain affects at least 40 million U.S. adults annually, with at least 14 million of those adults experiencing high impact chronic pain, defined as chronic pain that interferes with daily life or work activities most days or every day. Acute pain is even more prevalent and can occur after an injury, burn, trauma or surgery.

Chronic pain leads to over $560 billion in healthcare and productivity costs annually, according to a 2011 report from the Institute of Medicine. In addition, studies suggest that healthcare costs for people suffering from chronic pain are higher, and often substantially higher, than for those without chronic pain.

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

In 2020, there were approximately 157.1 million prescriptions for opioids written in the United States, representing an 8% decline from 2019 levels and including approximately 3.2 million prescriptions for branded extended-release opioids, approximately 13.1 million prescriptions for generic extended-release opioids, and greater than 140.8 million prescriptions for immediate-release opioids. After marked increases in opioid prescriptions from 2000 to 2015, prescriptions have decreased each year since 2015, correlated with rising awareness of the extent and impact of the opioid crisis. Prescription levels for 2020 represent a return to levels similar to these seen in the year 2000, when 143.8 million prescriptions for opioid were written in the United States, including 11.4 million prescriptions for extended-release opioids and 132.3 million prescriptions for immediate-release opioids

Increasingly, practitioners and regulators are focusing on multidisciplinary, multimodal approaches to pain management, including exercise, physical therapy and psychotherapy, and opioid and non-opioid medications. Recognizing the role that opioid therapy continues to play in effective management of moderate to severe pain in appropriate patients, these groups are advocating for best practices that support appropriate opioid prescribing practices that may help mitigate the risks of abuse, addiction and other adverse events to patients.

Prescription Opioid Abuse in the United States

Prescription opioids of all kinds, including both immediate-release and extended-release formulations, are subject to manipulation, misuse, and abuse. Besides their accepted uses for analgesia, opioids produce a general sense of well-being or euphoria by reducing tension, anxiety, and aggression. These effects contribute to the attractiveness of opioids for abuse and, indeed, the CDC has described abuse of prescription drugs in the United States as a vast and deadly epidemic. The beginning of the opioid overdose epidemic in the late 1990s was marked by a rise in prescription opioid overdose deaths. For a variety of reasons, heroin use began increasing in the mid-2000s, and had surpassed prescription opioids as a cause of opioid-related overdose by 2016, reaching a rate of 4.9 per 100,000 persons in 2018. Meanwhile, the predominant opioid cause of death in 2018 involved synthetic opioids other than methadone. While opioid-involved overdose deaths declined slightly in 2018 (in contrast to the sharp increases during 2014 to 2017), the number of drug overdose deaths was still four times higher in 2018 than in 1999. Moreover, and despite the decrease in prescription opioid utilization, the rate of opioid-involved overdose deaths rose slightly again in 2019 (from 20.7 per 100,000 to 21.6), and there are early indications that widespread social isolation, coupled with reduced access to harm reduction services, has been correlated with a substantial upswing in such deaths beginning in early 2020.

The opioid epidemic has, in addition to its death toll, imposed significant burdens on the U.S. healthcare system. In 2016, there were an estimated 91,840 hospitalizations and 197,970 emergency department visits for opioid-related poisonings in the United States. A nonprofit group that studies the health economy recently estimated that the opioid epidemic has cost the United States more than a trillion dollars since 2001, based on CDC mortality data through June 2017. The greatest financial cost of the epidemic, according to the report, is in lost earnings and productivity losses to employers.

Despite the reduction in opioid prescriptions in recent years and the heightened awareness of the risks associated with opioid use, abuse of prescription opioids, including extended-release formulations, continues to be a major public health issue. In 2019, an estimated 10.1million, or 3.7% of persons aged 12 and older, reported opioid misuse in the prior year.

Extended-release opioids may be especially attractive to people who abuse opioids because, if the extended release mechanism can be defeated through tampering, many extended-release products quickly deliver a relatively large amount of active pharmaceutical ingredient (an effect known as “dose dumping”). By manipulating these products, therefore, people who abuse opioids achieve a more intense euphoria as a result of rapid increases in the blood concentration of the active pharmaceutical ingredient.

In response to issues surrounding abuse of prescription opioids, pharmaceutical companies have developed novel, abuse-deterrent formulation strategies. Abuse-deterrent formulations, including the DETERx platform that is incorporated in Xtampza ER, target the known or expected routes of abuse, such as crushing in order to snort or dissolving in order to inject, for the specific opioid drug substance. The FDA has encouraged the development of prescription opioids with abuse-deterrent formulations to help combat the opioid crisis, and expanding access to abuse deterrent formulations is part of the FDA’s comprehensive Opioids Action Plan. These technologies, however, do not eliminate the possibility of misuse and abuse. Moreover, no abuse deterrence technology, including DETERx, is able to deter the most common form of abuse—swallowing a number of intact capsules or tablets to achieve a feeling of euphoria.

Legislative and Regulatory Actions

In response to widespread prescription opioid abuse, the U.S. government and a number of state legislatures have in recent years enacted new legislation and regulations intended to fight the opioid epidemic. At the federal level (in addition to the DEA and FDA efforts discussed elsewhere in this Annual Report on Form 10-K), in 2016 the CDC issued prescribing guidelines intended to reduce opioid-related harms by encouraging primary care physicians to limit the amount of morphine milligram equivalents (MMEs) that they prescribe for chronic pain patients.

While much, if not most, of the state level efforts have focused primarily on increasing people’s access to substance abuse treatment and harm reduction measures, some initiatives more directly impact manufacturers and distributors of prescription opioid products; these laws include requirements that manufacturers fund statewide drug take-back programs or pay opioid-specific taxes or “impact fees” and laws that limit the amount of opioid products that a physician may prescribe. Recent years have also seen a variety of proposed and enacted laws and regulations at the federal, state and local level intended to reduce, or limit increases in, pharmaceutical prices, including particularly prescription drug price disclosure laws. Other jurisdictions may enact similar or novel measures intended to reduce or constrain the growth of pharmaceutical spending or otherwise impose policy measures (either opioid-specific or applicable to the pharmaceutical industry as a whole) that could increase our operating costs associated with compliance.

The Collegium Portfolio

Our mission is to be the leader in responsible pain management. We have leveraged our research and development efforts as well as licensing relationships with third parties, to develop a portfolio of meaningfully differentiated products for use in the treatment of moderate to severe pain.

Xtampza ER

In April 2016, the FDA approved our New Drug Application (“NDA”) for Xtampza ER (extended-release oxycodone) for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The approved labeling for Xtampza ER includes human abuse potential studies, as well as data supporting the administration of the product as a sprinkle or through feeding tubes. In June 2016, we launched Xtampza ER in the United States. Xtampza ER is formulated using our novel abuse-deterrent technology platform, DETERx, which provides extended-release delivery, while also providing barriers to common methods of abuse and misuse (e.g., crushing, chewing, heating and injecting). This technology combines an active opioid ingredient with a fatty acid and waxes to form microspheres that are filled into a capsule. These wax-based microspheres are designed to resist particle size reduction and dose dumping when subjected to physical and chemical manipulation. Xtampza ER’s label indicates a dosing regimen of one capsule every 12 hours and it must be taken with food.

Xtampza ER, OxyContin from Purdue, and the authorized generic version of OxyContin (which is identical to the branded version) are the only extended-release oxycodone products marketed in the United States as of January 2021. In 2020, the extended-release oxycodone (OER) market generated approximately $1.4 billion in gross U.S. sales and there were approximately 2.4 million prescriptions written. OxyContin is the largest selling extended-release oxycodone (and largest-selling branded extended-release opioid) in the United States by dollars and prescription volume, with approximately $1.0 billion in U.S. gross sales and approximately 1.9 million prescriptions written in 2020. Relative to 2019, dollars generated by sales for OxyContin and its authorized generic forms written in the United States in 2020 declined 17%, with a 20% decline prescription volume. In 2020, approximately 566,000 prescriptions for Xtampza ER were written.

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

Nucynta ER and Nucynta IR

Nucynta ER is an extended-release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long term opioid treatment, and for which alternate treatment options are inadequate. Nucynta ER is also the only extended-release opioid approved by the FDA for management of the neuropathic pain associated with diabetic peripheral neuropathy. Nucynta IR is an immediate-release formulation of tapentadol that is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. Nucynta ER and Nucynta IR are the only tapentadol-based products marketed in the United States and the drug substance is patent-protected.

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

We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and we began commercial promotion of the Nucynta Products in February 2018. The Nucynta Commercialization Agreement initially required us to pay guaranteed minimum royalty of $135.0 million per year through December 2021, as well as a variable royalty based on annual net sales over $233.0 million and a variable royalty of 14% on net sales for ultimate payment to Grünenthal Gmbh. On November 8, 2018, we amended certain terms of the Nucynta Commercialization Agreement, which eliminated the $135.0 million guaranteed minimum annual royalties and adjusted the royalty structure such that beginning on January 1, 2019, our obligation to make royalty payments to Assertio became conditional solely upon net sales. Upon the closing of the Nucynta Acquisition and the termination of the Nucynta Commercialization Agreement (except for certain sections that survive in accordance with the Nucynta Purchase Agreement), we assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products, through the assumption of a license from Grünenthal Gmbh (the “Grünenthal License”). Our prior royalty obligation to Assertio ceased and our only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal Gmbh under the Grünenthal License.

Manufacturing of Our Products

Overview

Xtampza ER is manufactured using a proprietary process. This process is reproducible, scalable and cost-efficient, and we believe that the microsphere formulation — and the related manufacturing process — is unique in the extended-release opioid market. To date, we have produced Xtampza ER through a contract manufacturing organization, Patheon, a subsidiary of Thermo Fisher Scientific, Inc. Our microsphere production is currently conducted in an area of the manufacturing plant that is shared with other clients. We have completed the build-out of a dedicated manufacturing suite within the same Patheon site and will be transitioning production to the new suite. Patheon has an established record of manufacturing FDA-approved products in the United States, including products containing controlled substances. We own all of the intellectual property, including know-how and specialized manufacturing equipment, necessary to be able to qualify the manufacturing equipment currently located at Patheon’s facility as an alternative location (and with an alternative vendor) if necessary.

Pursuant to the Nucynta Commercialization Agreement, Assertio was historically responsible for manufacturing and delivering to us the Nucynta Products for commercialization in the United States. As part of our partnership with Assertio, we participated in a Joint Manufacturing Steering Committee with our counterparts at Assertio, through which we took part in decisions regarding the commercial manufacturing of the Nucynta Products. Effective upon the closing of the Nucynta Acquisition, we assumed responsibility for manufacturing the Nucynta Products for commercialization in the United States. Nucynta ER is produced at a Janssen facility in Puerto Rico pursuant to a supply agreement that we assumed from Assertio in connection with the Nucynta Acquisition. At the time of closing of the Nucynta Acquisition, Assertio had initiated a technology transfer to enable manufacturing of Nucynta ER at Patheon in Cincinnati, Ohio; we have assumed responsibility for completing such technology transfer in connection with the Nucynta Acquisition. Nucynta IR is produced at a contract manufacturing organization, Cambrex, pursuant to a manufacturing and supply agreement that we assumed from Assertio in connection with the Nucynta Acquisition.

Drug Substances

The active pharmaceutical ingredient used to formulate Xtampza ER is oxycodone base, which presents as myristate salt in the Xtampza ER formulation. We currently procure this active pharmaceutical ingredient pursuant to a supply agreement with a single U.S.-based manufacturer. We are aware of other suppliers who we would expect to be able to satisfy our commercial orders.

The active pharmaceutical ingredient used in the Nucynta Products is tapentadol, which is supplied by a single U.S.-based manufacturer.

Oxycodone base and tapentadol are classified as narcotic controlled substances under U.S. federal law. Xtampza ER and the Nucynta Products are classified by the DEA as Schedule II controlled substances, meaning that they have a high potential for abuse and dependence but are recognized as having an accepted medical use. Consequently, the manufacturing, shipping, dispensing and storing of our products are subject to a high degree of regulation, as described in more detail under the caption “— Governmental Regulation — DEA and Opioid Regulation.”

Marketing and Commercialization

We commercialize Xtampza ER and the Nucynta Products in the United States with a dedicated field sales force, consisting of approximately 145 sales representatives and managers, to call on the approximately 11,000 health care professionals who write approximately 65% of the branded extended-release opioid prescriptions in the United States, with a primary focus on pain specialists. In addition, we employ medical science liaisons who engage in peer-to-peer medical science education with respect to pain and opioid pain therapy and respond to clinician inquiries about Xtampza ER and the Nucynta Products. We also employ a market-access team to support our formulary approval and payor contracting.

Our marketing strategy focuses on increasing awareness of the differentiated features of Xtampza ER and the Nucynta Products. As an integral part of educating clinicians regarding the properties and differentiated profiles of our products, our sales force is trained to share information relating to significant risks associated with prescription opioids, including risks relating to addiction, abuse and misuse.

We primarily sell our products to wholesalers that, in turn, distribute our products to retail outlets (such as drug store and supermarket chains and independent pharmacies), managed health care organizations and government agencies. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. Three of our customers comprised 10% or more of our revenue during the year ended December 31, 2020. These customers comprised 34%, 31% and 31% of revenue, respectively.

Intellectual Property

The protection of patents, designs, trademarks and other proprietary rights that we own or license is critical to our success and competitive position. Xtampza ER is protected by nineteen issued patents in the United States (which cover both the abuse-deterrent technology and methods of using it to treat patients), one granted and two pending applications in the European Patent Office, two issued patents in Canada, and one issued patent in each of Japan and Australia. Finally, we have six patent applications pending in the United States, one pending patent application in each of Canada and Japan, and one pending PCT application. Our issued U.S. patents are projected to expire in 2023, 2025, 2030, and 2036 and our pending patent applications in the United States, if issued, would be projected to expire in 2023, 2030, and 2036. In addition, we use a unique and proprietary process to manufacture our products that requires significant know how, which we currently protect as trade secrets.

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

Our business depends upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require our employees, consultants and advisors to enter into confidentiality agreements prohibiting the disclosure of confidential information and, in some cases, requiring disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies and academic and research institutions. Most of the existing and potential competitors have significantly more financial and other resources than we do. We believe the key competitive factors that will affect the commercial success of our products include the therapeutic efficacy, convenience of dosing and distribution and, in the case of Xtampza ER, the degree of abuse deterrence of competing products, as well as their safety, cost and tolerability profiles.

Xtampza ER

Currently, the only extended-release opioid drugs on the market that have an abuse-deterrent product label, in addition to Xtampza ER, are OxyContin and Hysingla®, both from Purdue. Hysingla is a once a day hydrocodone product.

Xtampza ER may also face competition from commercially available generic and branded extended-release and long-acting opioid drugs other than oxycodone, including morphine sulfate, fentanyl, hydromorphone, oxymorphone and methadone, as well as opioids that are currently in clinical development, including a generic version of Xtampza ER for which Teva submitted an Abbreviated New Drug Application (“ANDA”) to the FDA. Pursuant to a settlement we reached with Teva in September 2020, we agreed to grant Teva a license to market its generic version of Xtampza ER in the United States beginning on or after September 2, 2033 (subject to FDA approval and acceleration under certain circumstances). As a result of the settlement, Teva agreed to a consent judgment confirming that its proposed generic products infringe upon our asserted patents and that those patents are valid and enforceable with respect to Teva’s proposed generic products. For more information regarding the settlement, please refer to Note 11, Commitments and Contingencies.

Xtampza ER competes against all extended-release opioids, including Purdue’s OxyContin and its authorized generics. Although Purdue lists 19 patents for OxyContin in the Orange Book, of which 10 list expiration dates between 2027 and 2030, it is possible that generic forms of OxyContin could become available sooner, in which case Xtampza ER would compete with any such generic oxycodone extended-release products, in addition to all other extended-release opioids and their respective generics.

The Nucynta Products

Nucynta ER competes primarily against other long-acting opioid medications, including: OxyContin; Butrans; Belbuca; and Hysingla. Nucynta ER may also face competition from commercially available generic and branded extended-release and long-acting opioid drugs including oxycodone, morphine sulfate, fentanyl, hydromorphone, oxymorphone and methadone.

Nucynta IR competes primarily against short-acting opioids used for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. There are numerous such medicines, including: generic hydrocodone acetaminophen; generic oxycodone; generic oxycodone acetaminophen; and generic tramadol.

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

The process of developing a pharmaceutical product and obtaining FDA approval to market the medication in the United States typically involves:

●	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practices (“GLP”), regulation;
●	submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin in the United States;
●	approval by an independent institutional review board, at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices (“GCP”) to establish the safety and efficacy of the proposed drug product for each indication for which FDA approval is sought;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations;
●	submission to the FDA of an NDA or, in the case of a generic drug, an ANDA;
●	satisfactory completion of a review by an FDA advisory committee, if convened; and
●	FDA review and approval of the NDA.

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

For products designed to deter abuse, FDA guidance regarding studies and clinical trials dictates what types of studies should be conducted to demonstrate abuse-deterrence, how those studies and clinical trials will be evaluated, and what product labeling claims may be approved based on the results of those studies and clinical trials. There are four categories of abuse-deterrence studies and clinical trials: Categories 1, 2 and 3 consist of pre-marketing studies and clinical trials designed to evaluate a product candidate’s potentially abuse-deterrent properties under controlled conditions, while Category 4, post-marketing clinical trials and studies, assesses the real-world impact of abuse-deterrent formulations. The final guidance also provides examples of product label claims that may be made based on the results of the corresponding studies and clinical trials.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing. Pursuant to agreements reached during reauthorization of the Prescription Drug User Fee Act (“PDUFA”), the FDA has a goal of acting on most original NDAs within six months or ten months of the application submission or filing date, depending on the nature of the drug. The FDA has a number of programs intended to help expedite testing, review, and approval of drug candidates that meet certain eligibility criteria. The FDA may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

If the FDA’s evaluations of the NDA and of the sponsor’s manufacturing facilities are favorable, the FDA will issue an approval letter, and the sponsor may begin marketing the drug for the approved indications, subject to any post-approval requirements, described further below. If the FDA determines it cannot approve the NDA in its current form, it will issue a complete response letter indicating that the application will not be approved in its current form. The complete response letter usually describes the specific deficiencies that the FDA identified in the application and may require additional clinical or other data or impose other conditions that must be met in order to obtain approval of the NDA. After receiving a complete response letter, the applicant may resubmit the application addressing all deficiencies in the letter or withdraw the application. Addressing the deficiencies noted by the FDA can be costly and can result in significant delays prior to approval. Moreover, even if the applicant believes it has addressed the deficiencies, it is possible that approval may not ultimately be obtained.

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

REMS

The FDA has the authority to require a Risk Evaluation and Mitigation Strategy (“REMS”), either as a condition of the approval of an NDA or after approval to ensure that the benefits of a drug outweigh its risks. If the FDA determines a REMS is necessary for a new drug, the drug sponsor must submit a proposed REMS plan as part of its NDA prior to approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits continue to outweigh its risks. A REMS can include medication guides, communication plans for healthcare professionals, and Elements To Assure Safe Use (“ETASU”). In addition, the REMS must include a timetable for periodically assessing the strategy, at a minimum, at 18 months, three years, and seven years after the REMS approval. The requirement for a REMS can materially affect the potential market and profitability of a drug.

In July 2012, the FDA approved a class-wide REMS for extended-release and long-acting opioid products. Extended-release formulations of oxycodone, morphine, hydrocodone and hydromorphone, for example, are required to have a REMS. Manufacturers subject to this class-wide REMS must work together to implement the REMS as part of a single shared system to reduce the burden of the REMS on the healthcare system. The central component of the extended-release/long acting opioid REMS program is an education program for prescribers and patients. Specifically, the REMS includes a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of ETASU. These ETASU include training for healthcare professionals who prescribe the drug; information provided to prescribers that they can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers about the existence of the REMS and the strong recommendation that they complete the available training. Prescriber training required to be offered as part of the REMS is conducted by accredited, independent continuing education providers, without cost to healthcare professionals, under unrestricted grants funded by the opioid analgesic manufacturers. Moreover, REMS assessments must be submitted on an annual basis to assess the extent to which the ETASU are meeting the goals of the REMS and whether the goals or elements should be modified.

In September 2018, and pursuant to its Opioids Action Plan, the FDA approved the final class-wide REMS, which includes several measures to facilitate communication of the risks associated with opioid pain medications to patients and health care professionals and, for the first time, applies to immediate-release and extended-release/long-acting opioid analgesics intended for use in an outpatient setting. The REMS requires that training be made available to health care providers who are involved in the management of patients with pain (including nurses and pharmacists) and requires that the education cover broad information about appropriate pain management, including alternatives to opioids for the treatment of pain. In connection with the 2018 REMS, the FDA also approved new product labeling containing information about the health care provider education available through the 2018 REMS.

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

The FDA may require post-approval studies and clinical trials if the FDA finds that scientific data, including information regarding related drugs, warrant them. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for such a risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active pharmaceutical ingredient in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or efficacy of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

For further detail regarding our litigation with Teva with respect to Teva’s ANDA relating to Xtampza ER, refer to “Item 3. Legal Proceedings”.

Exclusivity

Upon approval of an NDA for a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA, discussed in more detail below, that relies on the FDA’s findings regarding that drug. A sponsor may obtain a three-year period of exclusivity for a change to an approved drug, such as the addition of a new indication to the labeling or a new formulation, if the supplement includes reports of new clinical trials (other than bioavailability clinical trials) essential to the approval of the supplement.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. No ANDA application will receive final approval before any applicable non patent exclusivity listed in the Orange Book for the referenced product has expired.

Section 505(b)(2) NDAs

A Section 505(b)(2) NDA is a special type of NDA often used by applicants seeking approval for new or improved formulations or new uses of previously approved active moieties. Under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, in lieu of developing all of the information normally required for approval of an NDA, an applicant may rely, in part, on data developed by another party and for which the applicant has not obtained a right of reference. Most commonly, 505(b)(2) applicants rely on the FDA’s findings of safety and efficacy in a prior approval of a similar product (although they may also rely on information in published literature). A 505(b)(2) application that references a prior approval may seek approve for some or all of the referenced product’s labeled indications and/or for a different indication not included in the referenced product’s label.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired; until any non-patent exclusivity listed in the Orange Book for the referenced product has expired; and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. In the interim period, the FDA may grant tentative approval. Tentative approval indicates that the FDA has determined that the applicant meets the standards for approval as of the date that the tentative approval is granted. Final regulatory approval can only be granted if the FDA is assured that there is no new information that would affect final regulatory approval. As with traditional NDAs, a Section 505(b)(2) NDA may be eligible for three-year marketing exclusivity, assuming the NDA includes reports of new clinical trials (other than bioavailability clinical trials) essential to the approval of the NDA. For further detail regarding our litigation with Purdue regarding our Section 505(b)(2) NDA for Xtampza ER, refer to “Item 3. Legal Proceedings”.

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

Xtampza ER and the Nucynta Products are listed by the DEA as a Schedule II controlled substance under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of our products is subject to a high degree of regulation. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, presented to a pharmacist and may not be refilled without a new prescription.

Annual DEA registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

In addition, a DEA quota system, which was amended in 2018 to require sponsors to strengthen controls over diversion of controlled substances, controls and limits the availability and production of controlled substances in Schedule I or II. In November 2017, the DEA reduced the amount of almost every Schedule II opiate and opioid medication that may be manufactured in the U.S. in calendar year 2018 by 20%. For 2019, the DEA proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas. The DEA proposed further decreasing manufacturing quotas in 2020 for five of the six opioids (fentanyl, hydrocodone, hydromorphone, oxycodone, oxymorphone), by an average of 28%. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. If finalized, the proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. In April 2020 in response to the COVID-19 pandemic, the DEA adjusted the established 2020 aggregate production quotas and assessment of annual needs for select Schedule II substances. The DEA took this action to ensure that the country has an adequate and uninterrupted supply of these substances during the public health emergency.

Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because Xtampza ER and the Nucynta Products are regulated as a Schedule II controlled substances, they are subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much active opioid ingredients, such as oxycodone and tapentadol, may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including oxycodone base for use in manufacturing Xtampza ER. In addition, we and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure tapentadol for use in manufacturing the Nucynta Products. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

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

Federal laws have been enacted to address the national epidemics of prescription opioid abuse and illicit opioid use. In 2016, the Comprehensive Addiction and Recovery Act (“CARA”), was enacted to address the national epidemics of prescription opioid abuse and heroin use. CARA expands the availability of naloxone for law enforcement and other first responders, forms an interagency task force to develop best practices for pain management with opioid medications and provides resources to improve state monitoring of opioids. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”), which was signed into law in November 2018, includes a number of measures directed towards regulation and improvement of treatment for substance use-disorder and increased coverage by CMS of medically-assisted treatment options. In addition, the SUPPORT Act requires HHS to report to Congress on existing barriers to access to abuse-deterrent opioid formulations by Medicare Part C and D beneficiaries.

Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to federal, state and local laws targeting fraud and abuse in the healthcare industry, violations of which can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. These laws are potentially applicable to us as both a manufacturer and a supplier of products and they also apply to hospitals, physicians and other potential purchasers of our products. The applicable federal fraud and abuse laws apply to products or services reimbursed by federal healthcare programs. Some states, however, have applicable fraud and abuse laws that apply more broadly to include products or services reimbursed by private payors.

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

In March 2010, the Affordable Care Act was enacted, which significantly changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

●	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	a licensure framework for follow-on biologic products;
●	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	establishment of a Center for Medicare Innovation at CMS in January 2011 to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Joint Select Committee on Deficit Reduction (created under the Budget Control Act of 2011) did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, triggering automatic reductions to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2030 unless additional action is taken by Congress (although they have been suspended by the Coronavirus Aid, Relief and Economic Security, or CARES, Act, until March 31, 2021).

The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

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

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2020, we had a total of 234 full-time employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness; talent acquisition and retention; employee engagement, development, and training; diversity and inclusion; and compensation and pay equity. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations. This includes us allowing our employees to work from home, while implementing additional safety measures for employees who chose to work on-site.

Executive Officers of the Company

The following table lists the positions, names and ages of our executive officers as of February 25, 2021:

Name	Age	Position(s)
Joseph Ciaffoni	49	Director, President and Chief Executive Officer
Alison Fleming	46	Executive Vice President and Chief Technical Officer
Paul Brannelly	48	Executive Vice President and Chief Financial Officer
Scott Dreyer	48	Executive Vice President and Chief Commercial Officer
Shirley Kuhlmann	37	Executive Vice President and General Counsel
Richard Malamut	61	Executive Vice President and Chief Medical Officer

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

Alison Fleming, Ph.D., Chief Technical Officer. Dr. Fleming has served as our Executive Vice President and Chief Technical Officer since January 2017. Prior to being our Chief Technical Officer, Dr. Fleming led our development team as our Vice President, Product Development since October 2002. Prior to joining us, Dr. Fleming's academic research focused on implantable drug delivery systems for cancer therapy. Dr. Fleming is an inventor on several U.S. patents and pending patent applications, and has authored numerous scientific publications and poster presentations in the field of novel drug delivery systems and abuse-deterrent opioid formulations. Dr. Fleming graduated from the University of Massachusetts, Amherst in 1997 with a B.S. in Chemical Engineering and received a Ph.D. in Chemical and Biomolecular Engineering from Cornell University in 2002.

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

Available Information

We maintain a website at www.collegiumpharma.com. We make available, free of charge on our website, our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). We also make available, free of charge on our website, the reports filed with the SEC by our officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The SEC also maintains a website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Form 10-K.

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

Risks Related to Our Financial Position and Capital Needs

Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products and product candidates that we may develop or acquire in the future. Our failure to do so successfully could impair our growth strategy and plans and could have a material adverse effect on our business, financial position, and operating results.

Our ability to maintain profitability depends upon our ability to realize the full commercial potential of our products and to commercialize successfully any other products and product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from our current or future products depends on a number of factors, including our ability to:

●	realize a commercially viable price for our products;
●	manufacture commercial quantities of our products at acceptable cost levels;
●	sustain a commercial organization capable of sales, marketing and distribution for the products we sell;
●	obtain coverage and adequate reimbursement from third parties, including government payors; and
●	comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers, and to our products specifically, including FDA post-marketing requirements.

If we fail to maintain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had a federal net operating loss (“NOL”) carryforward of approximately $226.8 million and state NOL carryovers of approximately $170.3 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022, and the state NOL carryforwards begin to expire in 2030. We also had U.S. federal tax credits of approximately $4.6 million, and state tax credits of approximately $1.2 million. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2020, and December 31, 2019, we have provided a full valuation allowance for deferred tax assets including NOL and tax credit carryovers.

We have outstanding indebtedness in the form of our 2.625% Convertible Senior Notes and our Loan Agreement with BioPharma, which may adversely affect our business, financial condition and results of operations.

In February 2020, in connection with the Nucynta Acquisition, we incurred (i) $143.8 million in principal amount of indebtedness in the form of 2.625% Convertible Senior Notes due in 2026 (the “Convertible Notes”) and (ii) $200.0 million in secured indebtedness pursuant to our Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “Loan Agreement”). We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

●	limiting our ability to obtain additional financing;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing shareholders as a result of issuing shares of our common stock upon conversion of the convertible notes;
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital;
●	increasing our vulnerability to downturns in our business, our industry or the economy in general, including any such downturn related to the impact of the COVID-19 pandemic.

Holders of our Convertible Notes will have the right to require us to repurchase our Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion of our Convertible Notes. Further, our noteholders, subject to a limited exception described in the notes, may require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion. Additionally, our Loan Agreement contains certain covenants and obligations applicable to us, including, without limitation, covenants that require us and our subsidiaries to maintain $200 million in annual net sales and covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business.

Failure to comply with covenants in the indenture governing the Convertible Notes or in the Loan Agreement would constitute an event of default under these instruments, notwithstanding our ability to meet our debt service obligations. Our failure to repurchase notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. In such event, we may not have sufficient funds to satisfy all amounts due under our other indebtedness (including the Loan Agreement) and the notes. The Loan Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Loan Agreement, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. Moroever, a default on indebtedness under the Loan Agreement could result in a default under the terms of the indenture governing our Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Risks Related to our Products

If we cannot continue successfully commercializing Xtampza ER or the Nucynta Products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

To date, we have invested substantial resources in the development of Xtampza ER, which has been approved by the FDA. In February 2018, we began marketing the Nucynta Products. Our business and future success are substantially dependent on our ability to continue successfully commercializing these products.

Our ability to continue successfully commercializing Xtampza ER and the Nucynta Products will depend on many factors, including but not limited to:

●	our ability to manufacture commercial quantities of Xtampza ER at reasonable cost and with sufficient speed to meet commercial demand;
●	our ability to execute sales and marketing strategies successfully and continually;
●	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of our products;

●	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
●	our ability to defend successfully any challenges to our intellectual property or suits asserting patent infringement relating to our products;
●	the availability and quality of coverage and adequate reimbursement for our products;
●	a continued acceptable safety profile of our products; and
●	our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.

Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to continue successfully commercializing or to generate sufficient revenue from our products. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of Xtampza ER and our ability to market Xtampza ER successfully may be adversely affected.

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

The FDA can require changes to the product labeling for Xtampza ER or the Nucynta Products at any time which can impact our ability to generate product sales. In particular, if the FDA determines that our post-marketing data for Xtampza ER does not demonstrate that the abuse-deterrent properties result in reduction of abuse, or demonstrates a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially require the removal of our abuse-deterrence claims, which would have a material adverse effect on our ability to continue successfully commercializing Xtampza ER.

Xtampza ER and the Nucynta Products are subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these products.

The FDA has imposed a class-wide REMS on all IR, ER and long acting (“LA”) opioid drug products (known as the Opioid Analgesic REMS). The FDA continually evaluates whether the REMS program is meeting its goal of ensuring that the benefit of these drugs continue to outweigh their risks, and whether the goals or elements of the program should be modified. If the FDA determines that additional measures are necessary, the modification of the Opioid Analgesic REMS to impose additional or more burdensome requirements could increase the costs associated with marketing our products and/or reduce the willingness of healthcare providers to prescribe our products, both which would have a material adverse effect on our ability to continue successfully commercializing, or to generate sufficient revenue from, our products.

We could fail to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations.

Xtampza ER has FDA-approved product labeling that describes its abuse deterrent features, which allows us to promote those features and differentiate Xtampza ER from other opioid products containing the same active pharmaceutical ingredients. Because the FDA closely regulates promotional materials and other promotional activities, even though the FDA approved product labeling includes a description of the abuse deterrent characteristics of Xtampza ER, the FDA may object to our marketing claims and product advertising campaigns. This could lead to the issuance of warning letters or untitled letters, suspension or withdrawal of our products from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions, and civil or criminal prosecution. Any of these consequences would harm the commercial success of Xtampza ER.

Failure to comply with ongoing governmental regulations for marketing any product, including Xtampza ER and the Nucynta Products, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.

Advertising and promotion of any pharmaceutical product marketed in the United States, including Xtampza ER and the Nucynta Products, is heavily scrutinized by, among others, the FDA, the Department of Justice, the Office of Inspector General for the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies.

Engaging in off-label promotion of our products could also subject us to false claims liability under federal and state statutes, and other litigation and/or investigations, which could lead to civil and criminal penalties and fines, and could also require us to enter into agreements that materially restrict the manner in which we promote or distribute our drug products.

In addition, after product approval, subsequent discovery of serious and unanticipated adverse events associated with the product; the emergence of other problems with the product, manufacturer or facility; or our failure to make required regulatory submissions may result in adverse regulatory actions, including withdrawal of the product from the market or the requirement to add or strengthen label warnings about the product. The failure to obtain or maintain requisite governmental approvals or the imposition of additional or stronger warnings could delay or preclude us from further developing, marketing or realizing the full commercial potential of our products.

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

We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets.

We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property rights against infringement and unauthorized use by competitors, and to protect our trade secrets. In so doing, we may place our intellectual property at risk of being invalidated, rendered unenforceable or limited or narrowed in scope.

This litigation is expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can.

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

In addition to seeking patents for some of our technology and products, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor, or those with whom they communicate, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed or independently developed, our competitive position would be harmed.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO requires compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents are required to be paid to the USPTO in several stages over the lifetime of the patents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, our competitive position would be adversely affected.

Risks Related to the Commercialization of Our Products

If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue.

Our commercial organization continues to evolve, and in light of its short history and limited track record, we cannot guarantee that we will continue to be successful in marketing our products. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to reach adequate numbers of physicians who may prescribe our products; and
●	unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.

If we are not successful in retaining sales and marketing personnel or in maintaining our sales and marketing infrastructure or if we do not preserve strategic alliances with marketing collaborators, agreements with contract sales organizations or collaboration arrangements, we will have difficulty in continuing to commercialize our products.

Additionally, our sales, marketing and distribution capabilities may be hindered as a result of the COVID-19 outbreak. In response to the outbreak and the resulting mandatory closure of non-essential businesses and imposition of “social distancing” measures recommended by U.S. public health officials, our sales personnel have transitioned partly or entirely to remote work. The safety and well-being of our employees is our highest priority and we expect to maintain mitigating measures until such time as mandated closures are lifted and public health officials change their recommendations, and we have, and will continue to, equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations, whether in person or from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to continue successfully commercializing our products. The travel restrictions and “social distancing” recommendations resulting from the spread of COVID-19 have impacted our sales professionals’ ability to travel to and meet with customers in person. The outbreak has also prompted healthcare providers to limit our and our wholesalers’ and distributors’ access to physicians and other key healthcare personnel, which may inhibit our and our customers’ ability to meet existing, or generate new, demand for our products. If we are unable to successfully commercialize our products during the COVID-19 outbreak, our ability to generate sufficient product revenue may be adversely affected.

If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer.

Physicians and others in the medical community, patients, and healthcare payors may not accept and use our products. Acceptance and use of our products will depend on a number of factors including:

●	approved indications, warnings and precautions language that may be less desirable than competitive products;
●	perceptions by members of the healthcare community, including physicians, about the safety and efficacy of our products;
●	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology;
●	the availability of competitive products;
●	the pricing and cost-effectiveness of our products relative to competing products;
●	the potential and perceived advantages of our products over alternative treatments;
●	the convenience and ease of administration to patients of our products;
●	actual and perceived availability and quality of coverage and reimbursement for our products from government or other third-party payors;
●	any negative publicity related to our products or negative or positive publicity related to our competitors’ products;
●	the prevalence and severity of adverse side effects;
●	policy initiatives by FDA, HHS, or other federal or state agencies regarding opioids;

●	our ability to comply with the Opioid Analgesic REMS; and
●	the effectiveness of marketing and distribution efforts by us and any licensees and distributors.

If our products fail to have an adequate level of acceptance by the medical community, patients, or healthcare payors, we will not be able to generate sufficient revenue to remain profitable. Since we expect to rely on sales generated by Xtampza ER and the Nucynta Products for substantially all of our revenues for the foreseeable future, the failure of Xtampza ER or the Nucynta Products to maintain market acceptance would harm our business prospects.

Our products contain, and our future product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies.

Our products contain, and our future product candidates may contain, controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol, are both classified as Schedule II controlled substances under the CSA and regulations of the DEA. A number of states also independently regulate these drugs, including oxycodone and tapentadol, as controlled substances.

We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. In light of the COVID-19 public health emergency, the DEA now allows the issuance of a prescription for a controlled substance after examination of a patient through telemedicine technology as an in-person examination may not be possible.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, see “Business—Government Regulation—DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products.

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system generally, and the manufacturing, distribution, and marketing of opioids in particular, that could prevent or delay marketing approval of future product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell our products for which we obtain marketing approval. For example, several states, including New York, have recently imposed taxes or fees on the sale of opioids. Other states could impose similar taxes or fees, and such laws and proposals can vary in the tax and fee amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing of our products may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. Our inability to expand and maintain coverage and profitable reimbursement rates from both government-funded and private payors for our products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

The Affordable Care Act and any changes in healthcare law may increase the difficulty and cost for us to continue to commercialize our products and affect the prices we may obtain.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act, and the Affordable Care Act has also been subject to challenges in the courts. See “Business—Government Regulation—Healthcare Reform.”

Further changes to and under the Affordable Care Act remain possible, although the new Biden administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue and maintain profitability.

Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business.

Law enforcement and regulatory agencies may apply policies and guidelines that seek to limit the availability or use of opioids. Such efforts may inhibit our ability to commercialize our products.

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of people who abuse drugs to discover previously unknown ways to abuse opioid drugs, including Xtampza ER and the Nucynta Products; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our products, decrease the revenues we are able to generate from their sale and adversely impact external investor perceptions of our business. Similarly, to the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for abuse-deterrent formulations of opioid.

Federal laws have been enacted to address the national epidemics of prescription opioid abuse and illicit opioid use, including the Comprehensive Addiction and Recovery Act and the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. These laws are described in more detail under the caption “Business— Governmental Regulation — DEA and Opioid Regulation.”

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

Risks Related to Our Dependence on Third Parties

If the third-party manufacturers of Xtampza ER or the Nucynta Products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated facility at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business.

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility and do not have the resources and expertise to manufacture and test, on a commercial scale, the technical performance of our products. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturers for our products, as well as other vendors to formulate, test, supply, store and distribute our products and we control only certain aspects of their activities.

In 2020, we completed the build-out of a dedicated manufacturing suite at a site operated by our contract manufacturing organization, Patheon, part of Thermo Fisher Scientific. This dedicated facility requires the maintenance of regulatory approvals and other costs, all of which we will need to absorb. We cannot guarantee that we will be able to leverage the dedicated manufacturing suite in a profitable manner. If the demand for Xtampza ER and any future related products never meets our expectations and forecasts, or if we do not produce the output we plan, we may not be able to realize the return on investment we anticipated, which would have a negative impact on our financial condition and results of operations.

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources. Our reliance on a limited number of vendors and, in particular, Patheon as our single manufacturer for Xtampza ER and the future manufacturer of Nucynta ER, exposes us to the following risks, any of which could impact commercialization of our products, result in higher costs, or deprive us of potential product revenues:

●	Our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products including the ongoing COVID-19 pandemic, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.
●	Our contract manufacturer could default on their agreement with us to meet our requirements for commercial supplies of our products and/or deliver the dedicated facility according to the currently agreed timeline.
●	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products, before we may use the alternative manufacturer to produce commercial supplies.
●	It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturer and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully.
●	If our contract manufacturer were to terminate our arrangement or fail to meet our commercial manufacturing demands, we may be forced to delay our development and commercial programs.

Failure to obtain the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture our products could adversely affect our ability to continue to commercialize the product, which could in turn adversely affect our results of operations and financial condition. Certain components of Xtampza ER are naturally derived products, for which we rely on sole suppliers. The inability of any of our raw material suppliers to provide components that meet our specifications and requirements could adversely impact our ability to manufacture our product. Furthermore, the quota procurement process limits the amount of DEA-controlled active pharmaceutical ingredient we have available for manufacture. Consequently, we are limited in our ability to execute a business strategy that builds appreciable safety stock of finished drug product.

Our reliance on third parties reduces our control over our development and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require that our products to be manufactured according to cGMP. Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to a shortage of commercial product. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

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

We presently depend upon a single supplier for the active pharmaceutical ingredient for Xtampza ER (oxycodone base) and the Nucynta Products (tapentadol), and we contract with this supplier for commercial supply to manufacture our products. Further, and effective January 2021, our sole supplier also supplies our primary competitor in the extended-release oxycodone space, Purdue. Although we have identified an alternate source for oxycodone base for Xtampza ER, it would be time-consuming and costly to qualify this source. Any changes that our supplier makes to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our supplier were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs (including as a result of disruptions in personnel or the global supply chain resulting from the COVID-19 outbreak), we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 34%, 31% and 31% of our product shipments for the year ended December 31, 2020. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

We have relied upon and plan to continue to rely upon contract research organizations (“CROs”) to monitor and manage data for any non-clinical and clinical programs that we may conduct, including the OPC PMR studies discussed above. We rely on these parties for execution of our non-clinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs fail to comply with applicable GCP and other regulations, including as a result of any recent changes in such regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP requirements. While we have agreements governing the activities of our CROs, we have limited influence over their actual performance. Failure to comply with applicable regulations in the conduct of the clinical trials for our products would have an adverse impact on our commercial efforts.

Risks Related to Our Business and Strategy

Our business may be adversely affected by the COVID-19 pandemic.

COVID-19 has sickened millions of people across the world and, in March 2020, the World Health Organization declared COVID-19 a pandemic. Federal, state and city governments have taken significant measures to curtail the spread of the coronavirus that causes COVID-19, including issuing “shelter in place” or similar orders, closing non-essential businesses and imposing severe travel restrictions. The outbreak and any preventative or protective actions that we, our manufacturers, suppliers, licensors and other collaborators or governmental authorities may take with respect to the COVID-19 pandemic has disrupted and may continue to disrupt our business and the U.S. and global economies as a whole. The COVID-19 pandemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to a substantial percentage of personnel contracting the virus or due to shutdowns that have been or may be requested or mandated by governmental authorities. The full extent to which the COVID-19 pandemic will affect the U.S. and global economies is unknown.

The COVID-19 pandemic has, and will likely continue to have, a substantial impact on the delivery of healthcare services in the United States. Healthcare providers have reduced staffing and limited access for non-patients, including our sales professionals. In addition, as discussed above, travel restrictions due to COVID-19 have impacted our sales professionals’ ability to travel to customers, which has had, and will continue to have, a negative impact on our sales and the market penetration of our products. Moreover, the spread of COVID-19 has had, and may continue to have, an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients increasingly make efforts to avoid or postpone seeking non-essential medical care and hospitals cancel elective surgeries due to the COVID-19 pandemic. These circumstances may result in reduced demand for our products and negatively impact our sales and results of operations.

The extent to which the COVID-19 pandemic continues to impact our results of operation will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the rate and manner in which it spreads, the duration of the pandemic, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. These actions could have a material adverse impact on our business, financial condition and results of operations, and we will continue to monitor the effects of the COVID-19 pandemic closely.

Litigation or regulatory action regarding opioid medications could negatively affect our business.

Beginning in 2018, lawsuits alleging damages related to opioids have been filed naming us as a defendant along with other manufacturers of prescription opioid medications. These lawsuits, filed in multiple jurisdictions, are brought by various local governments as well as private claimants, against various manufacturers, distributors and retail pharmacies throughout the United States. These lawsuits generally contend that we have engaged in improper marketing practices related to Xtampza ER and the Nucynta Products. Plaintiffs seek a variety of remedies, including abatement, restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. In some of the lawsuits, the plaintiffs have alleged joint and several liability among the defendants, meaning that any given defendant may be found liable for the activities of other defendants. None of the complaints specify the exact amount of damages at issue. These cases are generally in early stages of litigation.

In addition, certain governmental and regulatory agencies are focused on the abuse of opioid medications, a concern we share, and we have received Civil Investigative Demands or subpoenas from four state attorneys general investigating our sales and marketing of opioids and seeking documents relating to the manufacture, marketing and sale of opioid medications. We are cooperating fully in these investigations. Managing litigation and responding to governmental investigations is costly and may involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations may involve injunctive relief or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

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

Our competitors have developed or may be in the process of developing technologies that are, or in the future may be, the basis for competitive products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings. The widespread acceptance of currently available therapies with which our products compete may limit market acceptance of our products. Oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our products and the established use of these competitive products may limit the potential for our products to receive widespread acceptance.

Commercial sales of our products, and clinical trials of our products and any future product candidates, may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.

We currently carry product liability insurance. Product liability claims may be brought against us by patients; clinical trial participants; healthcare providers; or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our products caused injuries, we could incur substantial liabilities. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, liability claims may cause us to incur significant costs to defend the litigation.

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

Even though we do not and will not control referrals of healthcare services or bill Medicare, Medicaid or other third-party payors directly, we may provide reimbursement guidance and support regarding our products to our customers and patients. Federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

We or the third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, health epidemic (such as the ongoing COVID-19 pandemic) or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it might become difficult or, in certain cases, impossible for us to continue our business, and any disruption could last for a substantial period of time.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors described in these Risk Factors, some of which are beyond our control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of these risks, or any of a broad range of other risks discussed in this report, could have a material adverse effect on the market price of our common stock.

We are subject to anti-takeover provisions in our second amended and restated articles of incorporation and amended and restated bylaws and under Virginia law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders.

Certain provisions of Virginia law, the state in which we are incorporated, and our second amended and restated articles of incorporation and amended and restated bylaws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, these provisions make it more difficult for our shareholders to remove our Board of Directors or management or elect new directors to our Board of Directors.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial condition, results of operations or cash flows accurately, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. Further, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital markets.

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. Moreover, the exercise of options and warrants and other issuances of shares of common stock or securities convertible into or exercisable for shares of common stock will dilute your ownership interests and may adversely affect the future market price of our common stock.

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock.

As of December 31, 2020, there were outstanding options to purchase an aggregate of 3,860,481 shares of our common stock at a weighted average exercise price of $17.78 per share, of which options to purchase 2,373,097 shares of our common stock were then exercisable. In addition, as of December 31, 2020, we had an outstanding warrant to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Item 3.  Legal Proceedings

Discussion of legal matters is incorporated by reference from Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “COLL” since May 7, 2015. Prior to May 7, 2015, there was no public trading market for our common stock.

Holders

As of January 31, 2021, there were 24 holders of record of our common stock. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 7, 2015, the date on which our common stock first began trading on the NASDAQ Global Select Market, of the total cumulative shareholder return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2020. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends, however no dividends have been declared on our common stock to date.

		December 31,	December 31,
$100 investment in stock or index	May 7, 2015	2019	2020
Collegium Pharmaceutical, Inc. (COLL)	$100.00	$167.45	$162.98
NASDAQ Composite Index (IXIC)	$100.00	$181.43	$260.60
NASDAQ Biotechnology Index (NBI)	$100.00	$105.13	$132.14

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of our common stock for the three months ended December 31, 2020:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2020 through October 31, 2020	—	$—	—	—
November 1, 2020 through November 30, 2020	4,672	$18.49	—	—
December 1, 2020 through December 31, 2020	—	$—	—	—
Total	4,672	$18.49	—	—

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 6. Selected Financial Data

Not applicable.

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

Overview

We are a specialty pharmaceutical company committed to being the leader in responsible pain management. Our portfolio includes Xtampza ER, an abuse-deterrent, extended-release, oral formulation of oxycodone, and Nucynta ER and Nucynta IR (collectively, the “Nucynta Products”), which are extended-release (“ER”) and immediate-release (“IR”) formulations of tapentadol.

Xtampza ER was approved by the FDA in April 2016 for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. We commercially launched Xtampza ER in June 2016.

Nucynta ER is indicated for the management of pain severe enough to require daily, around the clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began marketing the Nucynta Products in February 2018. We initially licensed the right to commercialize the Nucynta Products in the United States through a Commercialization Agreement with Assertio Therapeutics, Inc. (formerly known as Depomed) (“Assertio”) entered into in December 2017 (the “Nucynta Commercialization Agreement”). On February 6, 2020, we entered into an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which we agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the license from Grünenthal GmbH (“Grünenthal”), for an aggregate purchase price of $375.0 million. On February 13, 2020, we closed the Nucynta

Acquisition in accordance with the Nucynta Purchase Agreement. Upon closing, the Nucynta Commercialization Agreement was effectively terminated. Our prior royalty obligation to Assertio ceased and our only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

For the fiscal year ended December 31, 2020, we generated $310.0 million in net revenues, comprised of $128.0 million from sales of Xtampza ER and $182.0 million from sales of the Nucynta Products.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza ER to approximately 11,000 health care professionals who write approximately 65% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 145 sales representatives and managers. We are promoting the Nucynta Products to the same health care professionals to whom we promote Xtampza ER, leveraging our existing sales organization. We have historically paid royalties to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds. Upon the closing of the Nucynta Acquisition and the termination of the Nucynta Commercialization Agreement (except for certain sections that survive in accordance with the Nucynta Purchase Agreement) in February 2020, our prior royalty obligation to Assertio ceased and our only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

We were historically not profitable and incurred net losses in each year since inception until 2020. We generated net income of $26.8 million in the year ended December 31, 2020 and incurred a net loss of $22.7 million in the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $333.1 million. Substantially all of our net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs.

We believe that our cash and cash equivalents at December 31, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

In December 2019, a novel strain of coronavirus began infecting people in China; since then, the disease caused by that virus, COVID-19, has sickened millions of people across the world and in March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. As of the date of the filing of this Annual Report on Form 10-K, we expect the COVID-19 pandemic and actions taken to contain it to impact our revenue (due to fewer new patients beginning therapy with our products and adverse impact on our ability to promote our products due to closure or limited operations of many physicians’ offices) and have decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease (or ease).

Financial Operations Overview

Product Revenues

Product revenue through the year ended December 31, 2020 has been generated from product sales of Xtampza ER and the Nucynta Products. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, product sales are recorded upon delivery of products to customers, net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns.

Cost of Product Revenues

Cost of product revenues include amortization of the intangible asset acquired in connection with the Nucynta Acquisition and the prior Nucynta Commercialization Agreement (“Nucynta Intangible Asset”), royalty expense, the cost of active pharmaceutical ingredient, the cost of producing finished goods that correspond with revenue for the reporting period, as well as certain period costs related to freight, packaging, stability and quality testing. Please refer to

Note 4, License Agreements, and Note 9, Intangible Assets, for further detail around the Nucynta Intangible Asset and royalty expense.

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities for our products. These costs are expensed as incurred and include compensation and employee-related costs, including stock-based compensation; costs associated with conducting our clinical and non-clinical activities, including clinical and non-clinical trials that we conduct for post-marketing requirements; and costs for laboratory supplies, depreciation of lab equipment, and other expenses including allocated expenses for rent and maintenance of facilities.

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

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to the term notes and convertible notes issued in connection with the Nucynta Acquisition. Historically, interest expense has also related to the Nucynta Commercialization Agreement and cash interest costs from the Loan and Security Agreement with Silicon Valley Bank (“SVB”).

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Provision for Income Taxes

Provision for income taxes consists of state income tax for certain states that enacted changes in tax laws that prevent us from using our state-level NOLs to offset taxable income in 2020. We did not record income tax expense in 2019 due to the utilization of federal and state NOLs carried forward to offset taxable income.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets and tax valuation allowances. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Revenue

Our only source of revenue to date has been generated by sales of our products, which are primarily sold to distributors (“customers”), which in turn sell the product to pharmacies for the treatment of patients (“end users”). For the year ended December 31, 2020, in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue for product sales is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This generally occurs upon delivery; when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable. Therefore, product sales are recorded upon delivery net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns.

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

Provisions for rebates and incentives are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. As our rebates and incentives are based on products dispensed to patients, we are required to estimate the expected value of claims at the time of product delivery to distributors. Given that distributors sell the product to pharmacies, which in turn dispense the product to patients, claims can be submitted significantly after the related sales are recognized. Our estimates of these claims are based on the historical experience of existing or similar programs, including current contractual and statutory requirements, specific known market events and trends, industry data, and estimated distribution channel inventory levels. Accruals and related reserves required for rebates and incentives are adjusted as new information becomes available, including actual claims. If actual results vary, we may need to adjust these estimates, which could have an effect on revenue and earnings in the period of the adjustment.

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

As of December 31, 2020, our only intangible asset is related to the Nucynta Intangible Asset.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019

	(in thousands)
Product revenues, net	$310,016	$296,701
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	69,500	178,908
Intangible asset amortization	60,680	14,752
Total cost of products revenues	130,180	193,660
Gross profit	179,836	103,041
Operating expenses
Research and development	9,772	10,340
Selling, general and administrative	113,832	116,449
Total operating expenses	123,604	126,789
Income (loss) from operations	56,232	(23,748)
Interest expense	(28,882)	(909)
Interest income	232	1,935
Income (loss) before income taxes	27,582	(22,722)
Provision for income taxes	830	—
Net income (loss)	$26,752	$(22,722)

Comparison of the Years Ended December 31, 2020 and 2019

Product revenues, net were $310.0 million for the year ended December 31, 2020 (“2020”), compared to $296.7 million for the year ended December 31, 2019 (“2019”). The $13.3 million increase related to an increase in revenue for Xtampza ER of $23.0 million, offset by a decrease in revenue for the Nucynta Products of $9.7 million. For 2020, Xtampza ER revenue was $128.0 million, compared to $105.0 million for 2019. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increasing demand. For 2020, Nucynta IR and ER revenue was $116.3 million and $65.7 million, respectively, compared to $117.7 million and $74.0 million, respectively, for 2019. The decrease in revenue for the Nucynta Products was primarily related to lower sales volume, partially offset by an increase in price.

Cost of product revenues (excluding intangible asset amortization) was $69.5 million for 2020, compared to $178.9 million for 2019. The $109.4 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products. In 2019, we recognized $118.6 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement, representing a full year of royalty expense compared to $14.2 million in 2020, when our sales-based royalty obligations to Assertio ceased upon closing of the Nucynta Acquisition on February 13, 2020.

Intangible asset amortization was $60.7 million for 2020, compared to $14.8 million for 2019. The $45.9 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost in 2020. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $9.8 million for 2020, compared to $10.3 million for 2019. The $568,000 decrease was primarily related to a decrease in trial related costs.

Selling, general and administrative expenses were $113.8 million for 2020, compared to $116.4 million for 2019. The $2.6 million decrease was primarily related to:

●	a decrease in sales, marketing and consulting costs of $4.1 million, primarily due to lower costs incurred in 2020 to support the ongoing commercialization of our products;
●	a decrease in travel, trainings, conferences, and meetings of $3.6 million, primarily due to the restrictions imposed in response to the COVID-19 outbreak;
●	a decrease in audit, legal, and other professional fees of $2.7 million, primarily due to lower litigation costs; partially offset by
●	an increase in other fees of $2.6 million, primarily due to certain states recently enacting excise taxes on the sale of opioids;
●	an increase in salaries, wages and benefits of $1.9 million, primarily due to stock-based compensation expense, wage increases and incentive compensation expense;
●	an increase in fees and permits, including fees associated with our pariticpation in the opioid PMR consoritum, of $1.2 million;
●	an increase in insurance of $917,000, primarily due to higher premiums;
●	an increase in subscriptions, licenses and support of $648,000;
●	an increase in rent expense of $436,000, primarily related to higher expenses with vehicle leases for our field-based employees.

Interest expense was $28.9 million for 2020, compared to $909,000 for 2019. The $28.0 million increase was primarily due to interest expense recognized in 2020 associated with the term notes and convertible notes issued in connection with the Nucynta Acquisition.

Interest income was $232,000 for 2020, compared to $1.9 million for 2019. The $1.7 million decrease was primarily due to lower interest rates earned on money market funds.

Provision for income taxes was $830,000 for 2020, compared to none for 2019. The increase was primarily due to state income tax expense as, in 2020, certain states enacted changes in tax laws that prevent us from using our state-level NOLs to offset taxable income. In addition, we continue to generate more taxable income from sales of our products in states in which we do not have sufficient state-level NOLs to fully offset state taxable income. We did not record income tax expense in 2019 due to the utilization of federal and state NOLs carried forward to offset taxable income.

Liquidity and Capital Resources

Sources of liquidity

We have incurred net losses and negative cash flows from operations since inception until 2020. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock and convertible notes, and commercial bank debt. As of December 31, 2020, we had $174.1 million in cash and cash equivalents.

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

The Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require us to maintain $200.0 million in annual net sales and covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an event of default under the Loan Agreement, notwithstanding our ability to meet its debt service obligations. The Loan Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement. As of December 31, 2020, the Company was in compliance with all of its covenants.

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

Cash flows

In this section, we discuss cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Years ended December 31,
	2020	2019
Net cash provided by operating activities	$93,942	$27,783
Net cash used in investing activities	(373,772)	(6,438)
Net cash provided by (used in) financing activities	286,474	2,041
Net increase in cash, cash equivalents and restricted cash	$6,644	$23,386

Operating activities. Cash provided by operating activities was $93.9 million in 2020, compared to cash provided by operating activities of $27.8 million in 2019. The $66.1 million increase in cash provided by operating activities was primarily due to higher net income as adjusted for non-cash adjustments related to the Nucynta Acquisition, which resulted in higher intangible asset amortization and higher non-cash interest expense from the term notes and convertible notes. These increases were partially offset by decreases in working capital accounts.

Investing activities. Cash used in investing activities was $373.8 million in 2020, compared to cash provided by investing activities of $6.4 million in 2019. The $367.4 million increase in cash used in investing activities was primarily related to the Nucynta Acquisition. The remaining change is primarily related to the timing of purchases of property, plant, and equipment primarily for the dedicated production suite at our contract manufacturing organization.

Financing activities. Cash provided by financing activities was $286.5 million in 2020, compared to cash provided by financing activities of $2.0 million in 2019. The $284.5 million increase in cash provided by financing activities was primarily related to net proceeds from the term notes of $192.1 million and issuance of the convertible notes of $138.3 million, both of which were issued in 2020. This increase was partially offset by term note repayments of $37.5 million and the SVB term loan repayment of $11.5 million. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding requirements

We believe that our cash and cash equivalents at December 31, 2020, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 that will affect our future liquidity:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

	(in thousands)
Operating lease obligations (1)	$12,352	$1,287	$2,688	$2,840	$5,537
Term notes, including interest	189,878	63,834	113,247	12,797	—
Convertible senior notes, including interest	164,504	3,773	7,546	7,546	145,639
Purchase obligations (2)	6,000	3,000	3,000	—	—
Total	$372,734	$71,894	$126,481	$23,183	$151,176

(1)

Operating lease obligations represent future minimum lease payments under our non-cancelable operating lease in effect as of December 31, 2020, primarily reflecting remaining lease payments for space at our current headquarters in Stoughton, Massachusetts.

(2)

Purchase obligations represent the minimum purchase obligations of up to $3.0 million per year with our contract manufacturer as of December 31, 2020. The disclosed amounts represent the maximum amount that could be payable under the minimum purchase obligations.

We also have employment agreements with executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good cause. These payments are contingent upon the occurrence of various future events, and the amounts payable under these provisions depend upon the level of compensation at the time of termination of employment, are therefore not calculable at this time.

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

	Three months ended		Year ended
	December 31,		December 31,
	2020	2019	2020	2019
GAAP net income (loss)	$6,958	$(2,201)	$26,752	$(22,722)
Non-GAAP adjustments:
Stock-based compensation expense(1)	6,210	3,966	21,910	16,528
Intangible asset amortization(2)	16,795	3,688	60,680	14,752
Non-cash interest expense(3)	2,545	—	8,972	—
Nucynta royalty adjustment (4)	—	—	14,216	—
Provision for income taxes (5)	304	—	830	—
Total non-GAAP adjustments	$25,854	$7,654	$106,608	$31,280
Non-GAAP adjusted income	$32,812	$5,453	$133,360	$8,558

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

There are several limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect provision for income taxes or the cash requirements to pay taxes; and

●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

	Three months ended		Year ended
	December 31,		December 31,
	2020	2019	2020	2019
GAAP net income (loss)	$6,958	$(2,201)	$26,752	$(22,722)
Adjustments:
Interest expense	7,737	211	28,882	909
Interest income	(3)	(383)	(232)	(1,935)
Provision for income taxes	304	—	830	—
Depreciation	281	196	870	731
Amortization	16,795	3,688	60,680	14,752
Stock-based compensation expense	6,210	3,966	21,910	16,528
Total adjustments	$31,324	$7,678	$112,940	$30,985
Adjusted EBITDA	$38,282	$5,477	$139,692	$8,263

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2020	2020	2020	2020
GAAP net income	$450	$8,058	$11,286	$6,958
Adjustments:
Interest expense	4,823	8,259	8,063	7,737
Interest income	(212)	(14)	(3)	(3)
Provision for income taxes	—	246	280	304
Depreciation	198	196	195	281
Amortization	10,295	16,795	16,795	16,795
Stock-based compensation expense	4,951	5,584	5,165	6,210
Total adjustments	$20,055	$31,066	$30,495	$31,324
Adjusted EBITDA	$20,505	$39,124	$41,781	$38,282

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2019	2019	2019	2019
GAAP net loss	$(9,700)	$(4,712)	$(6,109)	$(2,201)
Adjustments:
Interest expense	234	236	228	211
Interest income	(526)	(532)	(494)	(383)
Depreciation	184	171	180	196
Amortization	3,688	3,688	3,688	3,688
Stock-based compensation expense	4,263	4,162	4,137	3,966
Total adjustments	$7,843	$7,725	$7,739	$7,678
Adjusted EBITDA	$(1,857)	$3,013	$1,630	$5,477

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash and cash equivalents consisting of cash and money market funds of $174.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Collegium Pharmaceutical, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

February 25, 2021

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of the Shareholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders.

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

Exhibits

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger, dated July 10, 2014, by and between Collegium Pharmaceutical, Inc., a Delaware corporation, and Collegium Pharmaceutical, Inc., a Virginia corporation.(1)
3.1†	Third Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc.(14)
3.2†	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.(4)
4.1†	Warrant to Purchase Stock, dated November 8, 2018, issued by Collegium Pharmaceutical, Inc. to Assertio Therapeutics, Inc.(9)
4.2†	Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (12)
4.3†	First Supplemental Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (12)
4.4†	Form of certificate representing the 2.625% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3) (12)
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.1†	Office Lease agreement by and between Campanelli-Trigate 100 TCD Stoughton, LLC, and Collegium Pharmaceutical, Inc as of March 23, 2018. (6)
10.2+†	2015 Employee Stock Purchase Plan.(2)
10.3+†	Performance Bonus Plan. (3)
10.4(a)+†	Amended and Restated 2014 Stock Incentive Plan. (2)
10.4(b)+†	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (2)
10.4(c)+†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (2)
10.4(d)+†	Form of Restricted Stock Award Agreement under the Amended and Restated 2014 Stock Incentive Plan. (2)
10.4(e)+†	Form of Performance Share Unit Agreement under the Amended and Restated 2014 Stock Incentive Plan. (10)
10.5†	Form of Indemnification Agreement. (3)
10.6+†	Amended & Restated Employment Agreement, dated December 28, 2020, by and between Paul Brannelly and Collegium Pharmaceutical, Inc.(16)
10.7+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.(16)
10.8+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Shirley Kuhlmann and Collegium Pharmaceutical, Inc. (16)
10.9+†	Letter Agreement dated June 4, 2018, by and between Collegium Pharmaceutical, Inc. and Michael T. Heffernan.(7)
10.10+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.(16)
10.11+†	Amended & Restated Employment Agreement, effective as of December 27, 2020, by and between Richard Malamut, M.D. and Collegium Pharmaceutical, Inc.(16)
10.12+†	Amended & Restated Employment Agreement, effective as of December 29, 2020, by and between Alison Fleming, Ph.D. and Collegium Pharmaceutical, Inc.(16)
10.13*†	Commercialization Agreement, by and among, Assertio, Inc., Collegium Pharmaceutical, Inc. and Collegium NF, LLC, dated as of December 4, 2017.(5)
10.14†	Amendment dated January 9, 2018 to Commercialization Agreement by and among Assertio, Inc. and Collegium Pharmaceutical, Inc. and Collegium NF, LLC.(5)
10.15†	Amendment No. 2 to Commercialization Agreement, dated August 29, 2018, by and among Collegium Pharmaceutical, Inc., Collegium NF, LLC, and Assertio Therapeutics, Inc.(8)
10.16†	Amendment No. 3 to Commercialization Agreement, dated November 8, 2018, by and among Collegium Pharmaceutical, Inc., Collegium NF, LLC, and Assertio Therapeutics, Inc.(9)

10.17†	Purchase Agreement, dated as of February 6, 2020, by and between Collegium Pharmaceutical, Inc. and Assertio Therapeutics, Inc.(11)
10.18†

Loan Agreement, dated as of February 6, 2020, by and among the Company, its subsidiaries, BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender.(11)

10.19†

First Amendment to Loan Agreement, dated as of February 24, 2020, by and among the Company, its subsidiaries, BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender.(13)

10.20†

Second Amendment to Loan Agreement, dated as of May 27, 2020, by and among the Company, Collegium Securities Corporation, BioPharma Credit PLC, as collateral agent, BPCR Limited Partnership, as lender, and BioPharma Credit Investments V (Master) LP, as lender.(14)

10.21†	License Agreement (U.S.), dated as of January 13, 2015, by and among Grünenthal GmbH, Janssen Research & Development, LLC, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.(13)
10.22†	Consent Agreement, dated January 30, 2020, by and among Grünenthal GmbH, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.(13)
10.23†	Settlement Agreement, dated September 29, 2020, by and among Collegium Pharmaceutical, Inc. and Teva Pharmaceuticals USA, Inc.(15)
21.1	Subsidiaries of Collegium Pharmaceutical, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2020, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†Previously filed.

+Indicates management contract or compensatory plan.

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

(2) Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-207744) filed with the Commission on November 2, 2015.

(3) Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1/A (File No. 333-203208) filed with the Commission on April 27, 2015.

(4) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on December 4, 2017.

(5) Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2018.

(6) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 9, 2018.

(7) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 4, 2018.

(8) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed with the Commission on November 8, 2018.

(9) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on November 8, 2018.

(10) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on May 8, 2019.

(11) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2020.

(12) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2020.

(13) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Commission on May 7, 2020.

(14) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the Commission on August 5, 2020.

(15) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2020.

(16) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on December 30, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.
By: /s/ Joseph Ciaffoni.
Joseph Ciaffoni
Chief Executive Officer

Signature	Title	Date

/s/ Joseph Ciaffoni Joseph Ciaffoni	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2021
/s/ Paul Brannelly Paul Brannelly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
/s/ Michael T. Heffernan, R.Ph. Michael T. Heffernan, R.Ph.	Chairman of the Board	February 25, 2021
/s/ Rita Balice-Gordon, Ph.D. Rita Balice-Gordon, Ph.D.	Director	February 25, 2021
/s/ Garen G. Bohlin Garen G. Bohlin	Director	February 25, 2021
/s/ John A. Fallon, M.D. John A. Fallon, M.D.	Director	February 25, 2021
/s/ John G. Freund, M.D. John G. Freund, M.D.	Director	February 25, 2021
/s/ Gwen Melincoff Gwen Melincoff	Director	February 25, 2021
/s/ Gino Santini Gino Santini	Director	February 25, 2021
/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated

COLLEGIUM PHARMACEUTICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Collegium Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Sales Deductions – Xtampza ER Product Return Reserves — Refer to Note 3 to the financial statements

Critical Audit Matter Description

Revenue is stated net of certain sales deductions, including provisions for product returns. Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s consolidated balance sheets.

Estimating the provision for product returns of Xtampza ER, a product that was first shipped in 2016, requires significant judgment by management. Management’s model for estimating returns is based on historical returns, while also considering levels of inventory in the channel, purchasing, shipment and prescription trends, production dates and expiration dates. Given the limited history of production lots of Xtampza ER, for which the right of return has been terminated or lapsed, coupled with the level of estimation uncertainty involved, our audit in this area required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Revenue Sales Deductions – Xtampza ER Product Return Reserves included the following, among others:

•	We tested the effectiveness of controls over the calculation of the provision for product return, including Management’s controls over product return and product revenue data.
•	We evaluated the Company’s methodology and significant assumptions made in developing the provision for product return, including testing the completeness and accuracy of the underlying data used by management that serves as the basis for their product return estimates.
•	We tested the mathematical accuracy of management’s calculation of the provision for product return.
•	We tested the reasonableness of management’s provision for product return by comparing the assumptions used in the projections to external market sources, information produced by the entity and corroboration with management outside of accounting and finance.
•	We evaluated management’s ability to accurately forecast product returns activity by performing a retrospective review, comparing prior period product return estimates to actual returns processed in the subsequent year to identify potential bias or unanticipated trends in the determination of product return reserves.
•	We developed independent estimates of the provision for product returns using historical sales and returns activity, product dating and expiration dates and independent estimates of product inventory in the channel and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2021

We have served as the Company's auditor since 2016.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$174,116	$170,019
Accounts receivable	83,320	72,953
Inventory	15,614	9,643
Prepaid expenses and other current assets	4,838	3,105
Total current assets	277,888	255,720
Property and equipment, net	18,988	11,854
Operating lease assets	8,391	9,047
Intangible asset, net	335,904	29,503
Restricted cash	2,547	—
Other noncurrent assets	123	178
Total assets	$643,841	$306,302
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,016	$6,247
Accrued expenses	24,656	33,480
Accrued rebates, returns and discounts	156,554	157,549
Current portion of term notes payable	47,495	3,833
Current portion of operating lease liabilities	730	656
Total current liabilities	239,451	201,765
Term notes payable, net of current portion	110,019	7,667
Convertible senior notes	99,575	—
Operating lease liabilities, net of current portion	8,765	9,438
Total liabilities	457,810	218,870
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at December 31, 2020 and December 31, 2019; issued and outstanding shares - none at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at December 31, 2020 and December 31, 2019; issued and outstanding shares - 34,612,054 at December 31, 2020 and 33,678,840 at December 31, 2019	35	34
Additional paid-in capital	519,143	447,297
Accumulated deficit	(333,147)	(359,899)
Total shareholders’ equity	186,031	87,432
Total liabilities and shareholders’ equity	$643,841	$306,302

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2020	2019	2018
Product revenues, net	$310,016	$296,701	$280,413
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	69,500	178,908	55,843
Intangible asset amortization	60,680	14,752	109,834
Total cost of products revenues	130,180	193,660	165,677
Gross profit	179,836	103,041	114,736
Operating expenses
Research and development	9,772	10,340	8,661
Selling, general and administrative	113,832	116,449	126,760
Total operating expenses	123,604	126,789	135,421
Income (loss) from operations	56,232	(23,748)	(20,685)
Interest expense	(28,882)	(909)	(20,130)
Interest income	232	1,935	1,687
Income (loss) before income taxes	27,582	(22,722)	(39,128)
Provision for income taxes	830	—	—
Net income (loss)	$26,752	$(22,722)	$(39,128)

Earnings (loss) per share — basic	$0.78	$(0.68)	$(1.19)
Weighted-average shares — basic	34,407,959	33,453,844	32,953,808

Earnings (loss) per share — diluted	$0.76	$(0.68)	$(1.19)
Weighted-average shares — diluted	35,151,353	33,453,844	32,953,808

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	32,770,678	$33	$402,096	$(298,049)	$104,080
Exercise of common stock options	349,777	—	4,255	—	4,255
Issuance for employee stock purchase plan	86,929	—	1,117	—	1,117
Vesting of RSUs	85,119	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(26,874)	—	(560)	—	(560)
Stock-based compensation	—	—	13,778	—	13,778
Issuance of warrant	—	—	8,043	—	8,043
Net loss	—	—	—	(39,128)	(39,128)
Balance at December 31, 2018	33,265,629	$33	$428,729	$(337,177)	$91,585
Exercise of common stock options	201,308	—	2,046	—	2,046
Issuance for employee stock purchase plan	74,142	1	816	—	817
Vesting of RSUs	196,139	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(58,378)	—	(822)	—	(822)
Stock-based compensation	—	—	16,528	—	16,528
Net loss	—	—	—	(22,722)	(22,722)
Balance at December 31, 2019	33,678,840	$34	$447,297	$(359,899)	$87,432
Exercise of common stock options	637,924	1	6,656	—	6,657
Issuance for employee stock purchase plan	67,512	—	758	—	758
Vesting of RSUs	335,524	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(107,746)	—	(2,255)	—	(2,255)
Stock-based compensation	—	—	21,910	—	21,910
Equity component of 2020 Convertible Notes, net of issuance costs of $1,773	—	—	44,777	—	44,777
Net income	—	—	—	26,752	26,752
Balance at December 31, 2020	34,612,054	$35	$519,143	$(333,147)	$186,031

The accompanying notes are an integral part of these consolidated financial statements

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$26,752	$(22,722)	$(39,128)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	60,680	14,752	109,834
Depreciation expense	870	731	1,074
Stock-based compensation expense	21,910	16,528	13,778
Non-cash lease expense	57	313	—
Non-cash interest expense for amortization of debt discount and issuance costs	8,972	—	—
Non-cash interest expense for Nucynta asset acquisition	—	—	19,281
Changes in operating assets and liabilities:
Accounts receivable	(10,367)	4,993	(68,231)
Inventory	(8,270)	(1,826)	219
Prepaid expenses and other assets	(1,598)	2,037	(166)
Accounts payable	3,769	(5,903)	6,465
Accrued expenses	(7,838)	6,056	18,995
Accrued rebates, returns and discounts	(995)	12,766	106,593
Operating lease assets and liabilities	—	734	—
Other long-term liabilities	—	(676)	676
Net cash provided by operating activities	93,942	27,783	169,390
Investing activities
Purchase of intangible asset	(368,226)	—	(18,877)
Purchases of property and equipment	(5,546)	(6,438)	(5,477)
Net cash used in investing activities	(373,772)	(6,438)	(24,354)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	758	817	1,117
Proceeds from the exercise of stock options	6,577	2,046	4,255
Payments made for employee restricted stock tax withholdings	(2,255)	(822)	(560)
Proceeds from issuance of term note, net of issuance costs of $2,456	192,117	—	—
Proceeds from convertible senior notes, net of issuance costs of $5,473	138,277	—	—
Repayment of term notes	(37,500)	—	—
Repayment of term loan	(11,500)	—	—
Proceeds from issuance of common stock from public offerings, net of issuance costs of $-, $- and $30, respectively	—	—	(30)
Proceeds from term loan amendment, net of repayment of amended term loan	—	—	10,021
Repayment of asset acquisition obligations	—	—	(132,000)
Net cash provided by (used in) financing activities	286,474	2,041	(117,197)

Net increase in cash, cash equivalents and restricted cash	6,644	23,386	27,839
Cash, cash equivalents and restricted cash at beginning of period	170,019	146,633	118,794
Cash, cash equivalents and restricted cash at end of period	$176,663	$170,019	$146,633

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	174,116	170,019	146,633
Restricted cash	2,547	—	—
Total cash, cash equivalents and restricted cash	$176,663	170,019	146,633

Supplemental disclosure of cash flow information
Cash paid for offering costs	$—	$—	$30
Cash paid for interest	$18,967	$709	$582
Cash paid for income taxes	$483	$—	$—

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$293	$134	$3,261
Accrued royalties discharged upon closing of asset acquisition	$1,145	—	—
Inventory used in the construction and installation of property and equipment	$2,299	—	—
Receivable from stock option exercises in other current assets	$80	$—	$—
Operating lease assets assumed	$—	$9,957	$—
Operating lease liabilities assumed	$—	$10,691	$—
Liabilities assumed from Nucynta asset acquisition included in accrued rebates, returns and discounts	$—	$—	$22,406
Liabilities assumed from Nucynta asset acquisition included as a reduction to accounts receivable	$—	$—	$254
Warrant issued in connection with Nucynta asset acquisition	$—	$—	$8,043

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

On February 6, 2020, the Company entered into an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which the Company agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the license from Grünenthal GmbH (“Grünenthal”), for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. On February 13, 2020, the Company closed the Nucynta Acquisition in accordance with the Nucynta Purchase Agreement. Upon closing, the Nucynta Commercialization Agreement was effectively terminated. Following the closing, the Company's prior royalty obligation to Assertio ceased and the Company’s only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

In December 2019, a novel strain of coronavirus began infecting people in China; since then, the disease caused by virus, COVID-19, has sickened millions of people across the world and in March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. The travel restrictions and “social distancing” recommendations resulting from the spread of COVID-19 have impacted the Company’s sales professionals’ ability to travel to and meet with healthcare providers in person. The Company periodically reviews its accounting estimates in light of changes in circumstances, facts and experience. As of the date of the filing of this Annual Report on Form 10-K, the COVID-19 pandemic and actions taken to contain it have impacted revenue (due to fewer new patients beginning therapy with the Company’s products and adverse impact on the Company’s ability to promote products due to closure or limited operations of many physicians’ offices) and decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. The Company believes that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease (or ease).

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to continue successfully commercializing products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, litigation related to opioid marketing and distribution practices, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation.

Liquidity

The Company believes that its cash and cash equivalents at December 31, 2020, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

The Company has experienced net losses since its inception, and as of December 31, 2020, had an accumulated deficit of $333,147. A successful transition to sustainable profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of products, estimates of useful lives with respect to intangible assets, accounting for stock based compensation, contingencies, impairment of intangible assets and tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2020 and 2019.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at December 31, 2020 and 2019.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Money market funds, included in cash equivalents	$45,069	$45,069	$—	$—

December 31, 2019
Money market funds, included in cash equivalents	$94,841	$94,841	$—	$—

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. As of December 31, 2020, the convertible senior notes had a fair value of approximately $139,643 and a net carrying value of $99,575.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

As of December 31, 2020, and December 31, 2019, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued rebates, returns and discounts, and term notes payable reasonably approximated their estimated fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash deposits primarily with one reputable and nationally recognized financial institution. In addition, as of December 31, 2020, the Company’s cash equivalents were invested in money market funds. The Company has not experienced any material losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held.

Three customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2020. These customers comprised 46%, 34% and 17% of the accounts receivable balance, respectively. The same three customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2020. These customers comprised 34%, 31% and 31% of revenue, respectively. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balance is collectible as of December 31, 2020. The Company has no financial instruments with off-balance sheet risk of loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis. As of December 31, 2020 and 2019, the carrying amount of cash equivalents was $45,069 and $94,841, respectively, which approximates fair value and was determined based upon Level 1 inputs. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Restricted Cash

Restricted cash is reported as non-current unless the restrictions are expected to be released in the next twelve months. As of December 31, 2020, the Company had restricted cash of $2,547, which represents cash held in a depository account at a financial institution to collateralize conditional stand by letters of credit for the Company’s corporate credit card program, its lease of its corporate headquarters, and its leases of vehicles for its field-based employees.  The Company had no restricted cash as of December 31, 2019.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory costs consist of costs related to the manufacturing of the Company’s products, which are primarily the costs of contract manufacturing and active pharmaceutical ingredient. The Company determines the cost of its inventories on a specific identification basis, and removes amounts from inventories on a first-in, first-out basis. If the Company identifies excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand and the expected shelf-life of the inventory components. As of December 31, 2020, cumulative estimates of excess inventory recorded as a component of cost of product revenues were immaterial.

The Company outsources the manufacturing of Xtampza ER and the Nucynta Products to contract manufacturers that produce the finished product. In addition, the Company currently relies on a sole supplier for the active pharmaceutical ingredient in Xtampza ER and the Nucynta Products. Accordingly, the Company has concentration risk associated with its commercial manufacturing of Xtampza ER and the Nucynta Products.

The Company has capitalized $15,614 of inventory as of December 31, 2020. The Company expects sales of the capitalized units to occur during the next twelve months.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Maintenance and repair costs are expensed as incurred. Costs which materially improve or extend the lives of existing assets are capitalized. Property and equipment are depreciated when placed into service using the straight-line method based on their estimated useful lives as follows:

Asset Category	Estimated Useful Life
Computers and office equipment	3-5 years
Laboratory equipment	5 years
Furniture and fixtures	7 years
Manufacturing equipment	5-13 years
Leasehold improvements	Lesser of remaining lease term and estimated useful life

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

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities. These costs include compensation and employee related costs, including stock based compensation; costs associated with conducting our clinical and non-clinical activities, including clinical and non-clinical trials that the Company conducts for post-marketing requirements; and costs for laboratory supplies, depreciation of lab equipment, and other expenses including allocated expenses for rent and maintenance of facilities.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as selling, general and administrative expense as incurred since the recoverability of such expenditures is uncertain.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $5,368, $9,527 and $17,497 in the years ended December 31, 2020, 2019, and 2018 respectively. Advertising and product promotion costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for grants of stock options, restricted stock units and performance share units to employees, as well as to the Board of Directors, based on their grant date fair value and recognizes compensation expense over their vesting period, net of actual forfeitures. For employee awards with service conditions, the Company recognizes compensation expense on a straight-line basis. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company estimates restricted stock units based on the fair value of the underlying common stock as determined by management. For awards with performance conditions, the Company estimates the number of shares that will vest based upon the probability of achieving performance metrics.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to uncertain tax positions within income tax expense. Any accrued interest and penalties will be included within the related tax liability. As of December 31, 2020 and December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

Earnings per Share

Earnings per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock accounting method. For purposes of the diluted net loss per share calculation, stock options, warrants, unvested restricted stock units and performance share units are considered potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods.

Embedded Derivatives

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s term notes and convertible notes (see Note 12) contain certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and as of December 31, 2020 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including due to changes in market conditions, there could be a change to the fair value.

Reclassifications

The Company has reclassified certain amounts in its Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 to conform to the 2020 presentation. Specifically, the Company disaggregated previously reported cost of product revenues of $193,660 for the year ended December 31, 2019 into the captions Cost of product revenues (excluding intangible asset amortization) of $178,908 and Intangible asset amortization of $14,752. In addition, the Company disaggregated previously reported cost of product revenues of $165,677 for the year ended December 31, 2018 into the captions Cost of product revenues (excluding intangible asset amortization) of $55,843 and Intangible asset amortization of $109,834. The reclassifications relate to the presentation of the Company’s gross profit and amortization expense and were made to provide the readers of the Company’s consolidated financial statements with additional insight into how the Company and its management view and evaluate its performance and profitability. This reclassification within the consolidated statements of operations for the years ended December 31, 2019 and 2018 had no impact on previously reported total consolidated revenues or consolidated results of operations.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new standard became effective immediately and may be applied prospectively to contracts and transactions through December 31, 2022. Subsequent to issuance, the FASB issued ASU 2021-01 in January 2021 to refine and clarify some its guidance on ASU 2020-04. Upon the transition of the Company’s contracts and transactions to new reference rates in connection with reference rate reform, the Company will prospectively apply the standard and disclose the effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 affect a wide variety of income tax accounting standards with the objective of reducing their complexity. The new standard is effective for annual and interim periods beginning after December 15, 2020. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

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

Performance Obligations

The Company determined that performance obligations are satisfied and revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This generally occurs upon delivery of the products to customers, at which point the Company recognizes revenue and records accounts receivable. Payment is typically received 30 to 90 days after satisfaction of the Company’s performance obligations. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the assets is one year or less.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. In general, performance obligations do not include any estimated amounts of variable consideration that are constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2020 and 2019, respectively:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	263,315	14,991	65,155
Changes in estimate related to prior period sales	(2,865)	—	—
Credits/payments made	(259,867)	(2,808)	(65,679)
Balance at December 31, 2019	$129,901	$27,648	$14,020
Provision related to current period sales	326,280	10,900	75,554
Changes in estimate related to prior period sales	(539)	—	(403)
Credits/payments made	(322,867)	(14,769)	(70,116)
Balance at December 31, 2020	$132,775	$23,779	$19,055

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.

As of December 31, 2020, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company disaggregates its product revenue, net from contracts with customers into the categories included in the table below. These categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Year ended December 31,
	2020	2019	2018
Xtampza ER	$127,984	$105,012	$69,383
Nucynta Products(1)	182,032	191,689	211,030
Total product revenues, net	$310,016	$296,701	$280,413

For the year ended December 31, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $116,318 and $65,714 respectively. For the year ended December 31, 2019, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $117,680 and $74,009, respectively. For the year ended December 31, 2018, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $129,917 and $81,113, respectively.

4. LICENSE AGREEMENTS

The Company periodically enters into license agreements to develop and commercialize its products. As of December 31, 2019, the Company’s only license agreement was the Nucynta Commercialization Agreement. Upon the closing of the Nucynta Acquisition in February 2020, the Nucynta Commercialization Agreement was effectively terminated.

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

Effective November 2018, the Company entered into the Third Amendment to the Nucynta Commercialization Agreement to adjust the royalty structure and termination clauses. Pursuant to the amended Nucynta Commercialization Agreement, the $135,000 guaranteed minimum annual royalties were eliminated, and the Company was no longer required to secure its royalty payment obligations with a standby letter of credit. Beginning on January 1, 2019, the Company was conditionally obligated to make royalty payments to Assertio conditional upon net sales and based on the following royalty structure for the period between January 1, 2019 and December 31, 2021:

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

The Third Amendment did not modify the royalties payable on sales of the Nucynta Products on and after January 1, 2022, which remained as contemplated by the Nucynta Commercialization Agreement as in effect on January 9, 2018, based on the following royalty structure:

(i)58% of annual net sales of the Nucynta Products up to $233,000, plus

(ii)25% of annual net sales of the Nucynta Products between $233,000 and $258,000, plus

(iii)17.5% of annual net sales of the Nucynta Products in excess of $258,000.

In addition, prior to January 1, 2022, if the annual net sales of the Nucynta Products were in the range of $180,000 to $243,000, the Company would have been required to pay a supplemental royalty to Assertio, for ultimate payment to Grünenthal GmbH, not to exceed a maximum of 4.9% of net sales of the Nucynta Products. If annual net sales of Products were less than $180,000 in any 12-month period through January 1, 2022, or if they were less than $170,000 in any 12-month period commencing on January 1, 2022, then Assertio would have had the right to terminate the Nucynta Commercialization Agreement without penalty. The Amendment further provided that the Company did not have a right to terminate the Nucynta Commercialization Agreement prior to December 31, 2021. The Company would have been required to pay a $5,000 termination fee to Assertio in connection with any termination by the Company with an effective date between December 31, 2021 and December 31, 2022. In connection with execution of the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company (the “Warrant”) at an exercise price of $19.20 per share. The Warrant will expire in November 2022 and includes customary adjustments for changes in the Company’s capitalization.

Upon the closing of the Nucynta Acquisition, the Nucynta Commercialization Agreement was effectively terminated and the Company’s royalty payment obligations to Assertio thereunder ceased. Following the closing, the Company no longer pays royalties to Assertio and the Company’s only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

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

The following table presents the computations of basic and dilutive earnings (loss) per common share:

	Years ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$26,752	$(22,722)	$(39,128)
Denominator:
Weighted-average shares outstanding — basic	34,407,959	33,453,844	32,953,808
Effect of dilutive securities:
Stock options	431,524	—	—
Restricted stock units	271,542	—	—
Performance share units	27,002	—	—
Employee stock purchase plan	567	—	—
Warrants	12,759	—	—

Weighted average shares outstanding — diluted	35,151,353	33,453,844	32,953,808

Earnings (loss) per share — basic	$0.78	$(0.68)	$(1.19)
Earnings (loss) per share — diluted	$0.76	$(0.68)	$(1.19)

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. Since the Company intends to settle the principal amount of the convertible senior notes in cash, the Company used the treasury stock method for determining the potential dilution in the diluted earnings per share computation.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Years ended December 31,
	2020	2019	2018
Stock options	2,294,961	3,955,887	3,585,856
Restricted stock units	4,809	849,679	514,603
Performance share units	211,618	99,400	—
Warrants	—	1,041,667	1,041,667
Convertible senior notes	4,925,134	—	—
Unvested restricted stock	—	—	3,018

For performance share units, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. For all other securities, these securities were excluded from the calculation of diluted earnings per share as their inclusion would have had an antidilutive effect.

6. INVENTORY

Inventory consisted of the following:

	As of December 31,
	2020	2019
Raw materials	$3,514	$795
Work in process	1,096	1,427
Finished goods	11,004	7,421
Total inventory	$15,614	$9,643

During the years ended December 31, 2020, 2019 and 2018, the aggregate charges to date related to excess inventory were immaterial. These expenses were recorded as a component of cost of product revenues. During the year ended December 31, 2020, inventory used in the construction and installation of property and equipment was $2,299. During the years ended December 31, 2019 and 2018, inventory used in the construction and installation of property and equipment was immaterial.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2020	2019
Prepaid regulatory fees	$3,280	$1,222
Prepaid insurance	656	414
Prepaid development costs	392	474
Other prepaid expenses	450	854
Other current assets	60	141
Prepaid expenses and other current assets	$4,838	$3,105

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2020	2019
Computers and office equipment	$1,429	$1,453
Laboratory equipment	1,299	1,220
Furniture and fixtures	1,073	1,066
Manufacturing equipment	14,119	987
Leasehold improvements	541	541
Construction-in-process	3,583	8,875
Total property and equipment	22,044	14,142
Less: accumulated deprecation	(3,056)	(2,288)
Property and equipment, net	$18,988	$11,854

Depreciation expense related to property and equipment amounted to $870, $731 and $1,074 for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company disposed of fully depreciated assets of $102, $280 and $905, respectively. The Company did not have any gains or losses from the retirement, sale or disposal of property and equipment during the years ended December 31, 2020, 2019, or 2018.

9. INTANGIBLE ASSETS

As of December 31, 2020 and 2019, the Company’s only intangible asset (“Nucynta Intangible Asset”) is related to the Nucynta Acquisition and the Nucynta Commercialization Agreement. The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of December 31,
	2020	2019
Gross carrying amount	$521,170	$154,089
Accumulated amortization	(185,266)	(124,586)
Intangible asset, net	$335,904	$29,503

Nucynta Acquisitions

In February 2020, the Company entered into the Nucynta Purchase Agreement with Assertio, pursuant to which the Company acquired certain intellectual property and manufacturing rights related to the Nucynta Products, including U.S. commercialization rights, U.S. manufacturing rights, and inventory, for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments. The Company also agreed to assume certain regulatory and supply chain contracts, and obligations related to Nucynta Products (see Note 4). In February 2020, the Company entered into a loan agreement (see Note 10) and issued convertible senior notes (see Note 10) to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement.

The consideration transferred in the asset acquisition was measured at cost, including transaction costs, assets transferred by the Company, and royalty obligations discharged by the seller. The table below represents the costs accumulated to acquire the commercial rights for the Nucynta Products based on the terms of the Nucynta Purchase Agreement, as amended:

Acquisition consideration:
Base purchase price	$375,000
Cash paid for inventory	6,030
Transaction costs	6,297
Reduction for 2020 cash transferred to Assertio under the prior Nucynta Commercialization Agreement(1)	(13,071)
Reduction for accrued royalty obligation discharged upon closing(1)	(1,145)
Total acquisition consideration:	$373,111

(1)	Represents $14,216 total reduction to the base purchase price comprising of $13,071 of cash payments transferred to Assertio under the prior Nucynta Commercialization Agreement as well as a reduction for $1,145 of discharged pre-acquisition accrued royalties based on sales from January 1, 2020 through closing.

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

Effective November 8, 2018 (the “Third Amendment Date”), the Company entered into the Third Amendment to the Nucynta Commercialization Agreement, which eliminated the guaranteed minimum royalty payment obligations for years 2019, 2020 and 2021. As a result, the Company remeasured the remaining contractual obligation as of the Third Amendment Date and recorded a reduction of the acquired intangible asset and obligation. As of December 31, 2018, the Company had paid all of the $132,000 of minimum royalty payment obligation owed under the Nucynta Commercialization Agreement for 2018. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. See Note 14 for further detail regarding the warrant issued to Assertio.

Effective February 13, 2020, upon the closing of the Nucynta Acquisition, the Nucynta Commercialization Agreement was effectively terminated and the Company’s royalty payment obligations to Assertio thereunder ceased. Following the closing, the Company no longer pay royalties to Assertio and the Company’s only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

A summary of the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset from the execution of the Nucynta Commercialization Agreement through period end are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible Asset, net
Cost basis as of acquisition date	$515,627	$—	$515,627
Amortization expense from acquisition date through Third Amendment Date	—	(107,662)	(107,662)
Adjustment due to the remeasurement of liability as of Third Amendment Date	(369,581)	—	(369,581)
Additional costs incurred as of Third Amendment Date(1)	8,043	—	8,043
Amortization expense from Amendment Date through fiscal year end	—	(2,172)	(2,172)
Balance as of December 31, 2018	$154,089	$(109,834)	$44,255
Amortization expense	—	(14,752)	(14,752)
Balance as of December 31, 2019	$154,089	$(124,586)	$29,503
Amortization expense through Nucynta Acquisition	—	(1,754)	(1,754)
Additional cost incurred from Nucynta Acquisition	367,081	—	367,081
Amortization expense from Nucynta Acquisition through period end	—	(58,926)	(58,926)
Balance as of December 31, 2020	$521,170	$(185,266)	$335,904

(1)	Represents fair value of warrant issued in connection with the Amendment to the Nucynta Commercialization Agreement.

Amortization

The Company has been amortizing the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company had initially determined that the useful life for the intangible asset was approximately 4.0 years from the Nucynta Commercialization Closing Date on the basis of the majority of the cash flows expected to be realized for future product sales under the Nucynta Commercialization Agreement. The Nucynta Acquisition significantly impacted the timing and amount of future cash inflows from the sales of the Nucynta Products, and, therefore, the Company considered it to be a triggering event to remeasure the expected useful life of the Nucynta Intangible Asset. The Company determined that the useful life for the Nucynta Intangible Asset was approximately 5.9 years from the closing date of the Nucynta Acquisition and accordingly, the intangible asset will be amortized prospectively over its revised useful life. The Company will recognize amortization expense as a component of cost of product revenues in the Consolidated Statement of Operations on a straight-line basis over its useful life as it approximates the period of economic benefits expected to be realized from future cash inflows from sales of the Nucynta Products. Prior to the Nucynta Acquisition, the Company had recognized $126,340 of amortization expense related to the Nucynta Intangible Asset. As the accumulated cost basis of the Nucynta Intangible Asset was increased with the Nucynta Acquisition, the Company will continue to prospectively amortize the resulting net intangible asset on a straight-line basis over the remaining useful life.

The following table presents amortization expense recognized for the years ended December 31, 2020, 2019, and 2018:

	Years ended December 31,
	2020	2019	2018
Nucynta amortization expense included in cost of product revenues	$60,680	$14,752	$109,834

As of December 31, 2020, the remaining amortization period is approximately 5.0 years and is expected to be recognized in the following periods:

Years ended December 31,	Amortization Expense
2021	67,181
2022	67,181
2023	67,181
2024	67,181
2025	67,180
Remaining amortization expense:	$335,904

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2020	2019
Accrued royalties	$12,954	$21,893
Accrued bonuses	4,571	4,047
Accrued product taxes and fees	1,817	—
Accrued incentive compensation	1,417	1,650
Accrued interest	1,415	473
Accrued payroll and related benefits	892	1,154
Accrued audit and legal	445	308
Accrued sales and marketing	261	775
Accrued other operating costs	884	3,180
Total accrued expenses	$24,656	$33,480

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any amounts recorded for any litigation related matters.

Xtampza ER Litigation

The Company filed the NDA for Xtampza ER as a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Orange Book, in this case OxyContin. The 505(b)(2) process requires that the Company certify to the FDA that the Company does not infringe any of the patents listed for OxyContin in the Orange Book, or that the patents are invalid. The process also requires that the Company notify Purdue Pharma, L.P (“Purdue”), as the holder of the NDA, and any other Orange Book-listed patent owners that it has made such a certification. On February 11, 2015, the Company made the required certification documenting why Xtampza ER does not infringe any of the 11 Orange Book listed patents for OxyContin, five of which have been invalidated in court proceedings, and provided the required notice to Purdue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

In response to these actions, Purdue sued the Company for infringement in the District of Delaware on March 24, 2015 asserting infringement of three of Purdue’s Orange Book-listed patents (Patent Nos. 7,674,799, 7,674,800, and

7,683,072) and a non-Orange Book-listed patent (Patent No. 8,652,497), and accordingly, received a 30-month stay of FDA approval.

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

Purdue subsequently filed two follow-on lawsuits asserting infringement of two patents that had been late-listed in the Orange Book and therefore could not trigger any stay of FDA approval: Purdue filed suit asserting infringement of Patent No. 9,073,933 in November 2015, and asserted infringement of Patent No. 9,522,919 in April 2017. In addition, Purdue filed suit on two patents that had not been listed in the Orange Book, filing suit in June 2016 asserting infringement of Patent No. 9,155,717 and in September 2017, asserting infringement of Patent No. 9,693,961.

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

The suits that remain pending were consolidated by the District of Massachusetts, which has ruled that the Xtampza ER formulation does not infringe the ‘497 and ʼ717 patents. As a result, only the ʼ933, the ʼ919, and the ʼ961 patents remain in dispute. On October 16, 2018, the Company filed a motion to stay proceedings in the district court on the ‘961 patent pending the PGR. Purdue has made a demand for monetary relief but has not quantified its alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and has requested a judgment that the remaining asserted patents are invalid and/or not infringed; the Company is also seeking a judgment that the case is exceptional and has requested an award of the Company’s attorneys’ fees for defending the case.

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

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of the PTAB proceedings and any appeal thereto. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion and the parties are awaiting PTAB’s decision. In light of the PTAB proceeding, the entirety of District of Massachusetts proceedings, beyond the single ’961 patent that is also the subject of the PTAB proceeding, had been stayed. During a January 22, 2021 hearing, Purdue asked the District of Massachusetts Court to lift the stay as to the ʼ933 and ʼ919 patents, and advised the Court of its intention to file another patent litigation concerning U.S. Patent No. 10,407,434. The Court set a briefing schedule through mid-March and a hearing for March 18, 2021.

If the stay is lifted, the Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

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

Teva Litigation

Presently, the Company has nineteen patents listed in the FDA Orange Book as covering the Company’s abuse-deterrent product and methods of using it to treat patients: Patents Nos. 7,399,488; 7,771,707; 8,449,909; 8,557,291; 8,758,813; 8,840,928; 9,044,398; 9,248,195; 9,592,200; 9,682,075; 9,737,530, 9,763,883; 9,968,598; 10,004,729; 10,188,644; 10,525,052; 10,525,053; 10,646,485; and 10,668,060 (the “Orange Book Patents”).

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

On September 20, 2019, the parties jointly agreed to stay both litigations.

The Company listed four additional patents in the Orange Book in first half of 2020, which brings the total number of Orange Book Patents for Xtampza ER to nineteen.

Teva and the Company have entered into a Settlement Agreement and License Agreement to resolve the case. On October 7, 2020, the Court entered a Consent Judgment and Order of Permanent Inunction that dismissed with prejudice all affirmative defenses, claims, and counterclaims which have or could have been raised by Teva. The Order states that Teva would infringe each of the Litigated Patents by using, making, offering to sell, selling, and/or importing Teva’s ANDA product in or into the United States. It further states that the Litigated Patents, and all claims contained therein, are valid and enforceable, solely with respect to the Teva ANDA and Teva ANDA Product. It further stated that, except as authorized and licensed by the Company under the License, Teva, its officers, agents, employees, affiliates, successors and all persons in active concert or participation with Teva, are permanently enjoined from using, making, offering for sale, or selling in the United States, or importing into the United States, Teva’s ANDA Product and/or inducing or assisting others to use, make, offer for sale, or sell in the United States, or import into the United States, Teva’s ANDA Product.

On September 29, 2020, the Company entered into a settlement agreement with Teva resolving the patent litigation in the U.S. District Court for the District of Delaware. Pursuant to the terms of the settlement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice, the Company will grant Teva a license to market its generic version of Xtampza ER in the United States beginning on or after September 2, 2033 (subject to U.S. Food and Drug Administration approval, and acceleration under certain circumstances). As a result of the settlement, Teva has agreed to a consent judgment confirming that its proposed generic products infringe upon the Company’s asserted patents and that those patents are valid and enforceable with respect to Teva’s proposed generic products. Additional details regarding the settlement are confidential.

Opioid Litigation

As a result of the opioid epidemic, numerous state and local governments, healthcare providers, and other entities have brought suit against manufacturers, wholesale distributors, and pharmacies alleging a variety of claims related to opioid marketing and distribution practices. In late 2017, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of what were then a few hundred cases pending around the country in federal court against opioid manufacturers and distributors into a Multi-District Litigation (MDL) in the Northern District of Ohio. Currently, the Opioid MDL consists of over 2,000 opioid-related cases brought primarily by states, cities, counties, and other local entities. Generally speaking, these suits do not seek damages for injuries to individuals but rather compensation for the cost of public services needed to address the consequences of addicted communities, ranging from emergency response capabilities to rehabilitation services. The Company has been named as a defendant in a small subset of the MDL cases.

Of the 21 MDL cases that have named the Company as a defendant, the allegations against it have been dismissed or withdrawn in 13 cases. In addition, the Company has been dismissed from three non-MDL cases filed in Pennsylvania and Arkansas state courts.

Eight cases that name the Company as a defendant, originally filed in three states, remain pending in the MDL:

●	Virginia. On January 11, 2019, the City of Portsmouth filed a lawsuit in Virginia Circuit Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws. On October 3, 2019, the City of Portsmouth case was transferred to the MDL.
●	New Jersey. On March 15, 2019, the Company was named in a lawsuit in the MDL by the City of Paterson, New Jersey. The lawsuit alleges violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws, and seeks, generally, penalties and/or injunctive relief. On June 14, 2019, the City of Trenton filed a lawsuit in the New Jersey Superior Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws and the New Jersey Drug Dealer Liability Act. On December 18, 2019, the case was transferred to the MDL.
●	Connecticut. On April 9, 2019, the City of Norwich, Connecticut and the Town of Enfield, Connecticut filed lawsuits that name the Company in Connecticut Superior Court. The lawsuits allege violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On June 28, 2019, both cases were transferred to the MDL. In October 2019, the Company was named in two additional Connecticut lawsuits: the City of Middletown and the Town of Wethersfield. These cases were both also transferred to the MDL in July 2019. Finally, on January 15, 2020, the Town of Windham, Connecticut filed a lawsuit that names the Company, among other pharmaceutical manufacturers, in Connecticut Superior Court. The lawsuit alleges violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On March 3, 2020, the lawsuit was transferred to the MDL.

Each of the lawsuits in the MDL naming the Company seeks, generally, penalties and injunctive relief. None of the lawsuits naming the Company are designated as representative cases in the MDL, and therefore, are effectively currently stayed.

Outside of the MDL, there are several cases pending against the Company in state courts in Pennsylvania and Massachusetts:

●	In Pennsylvania, six lawsuits naming the Company have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. These include lawsuits filed between May 2018 and July 2019 on behalf of Bucks County, Clinton County, Mercer County, Warrington Township, Warminster Townerhip, and the City of Lock Haven, each of Pennsylvania, alleging claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. None of these cases has been designated a Track One case in which discovery would commence, and therefore they are all effectively stayed at present.

●	In Massachusetts, there are lawsuits by the City of Worcester, the City of Salem, the City of Framingham, the Town of Lynfield, the City of Springfield, the City of Haverhill, the City of Gloucester, the Town of Canton, the Town of Wakefield, the City of Chicopee, the Town of Natick, the City of Cambridge and the Town of Randolp, all of which have been consolidated before the Business Litigation Session of the Superior Court. The actions allege a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, defendants’ motions to dismiss were denied on January 3, 2020. There is no trial date set for this case.

The Company disputes the allegations in these lawsuits and intends to vigorously defend these actions. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Opioid-Related Request and Subpoenas

The Company, like a number of other pharmaceutical companies, has received subpoenas or civil investigative demands related to opioid sales and marketing. The Company has received such subpoenas or civil investigative demands from the Offices of the Attorney General of each of Washington, New Hampshire, Maryland and Massachusetts. The Company is currently cooperating with each of the foregoing states in their respective investigations.

12. DEBT

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

The Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require the Company to maintain $200,000 in annual net sales and covenants that limit the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business, restrictions which limit the Company’s ability to pay dividends and restrictions of net assets of subsidiaries. The Loan Agreement also contains customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Failure to comply with these covenants would constitute an event of default under the Loan Agreement, notwithstanding the Company’s ability to meet its debt service obligations. The Loan Agreement also includes various customary remedies for Pharmakon following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement. Under certain circumstances, a default interest rate will apply on outstanding obligations during the occurrence and continuance of an event of default.

During the year ended December 31, 2020 the Company recognized interest expense of $19,034 related to the term notes.

As of December 31, 2020, principal repayments under the term notes are estimated to be paid as follows:

Years ended December 31,	Principal Payments
2021	$50,000
2022	50,000
2023	50,000
2024	12,500
Total before unamortized discount and issuance costs	$162,500
Less: unamortized discount and issuance costs	(4,986)
Total term notes	$157,514

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

As of December 31, 2020, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of December 31, 2020, the convertible notes outstanding consisted of the following:

Liability component:
Principal	$143,750
Less: unamortized debt discount and issuance costs	(44,175)
Net carrying amount	$99,575

Equity component, net of issuance costs of $1,773	$44,777

The Company determined the expected life of the convertible notes was equal to its six-year term. The effective interest rate on the Liability Component of the convertible notes was 10.27%. As of December 31, 2020, the “if-converted value” did not exceed the remaining principal amount of the convertible notes. The fair value of the convertible notes was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. The fair value of the convertible notes, which differs from their carrying value, is influenced by market interest rates, the Company’s stock price and stock price volatility.

The following table presents the total interest expense recognized related to the convertible notes during the year ended December 31, 2020:

Year ended December 31,
2020
Contractual interest expense	$3,323
Amortization of debt discount	5,628
Amortization of debt issuance costs	447
Total interest expense	$9,398

As of December 31, 2020, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2021	3,773
2022	3,773
2023	3,773
2024	3,773
2025	3,773
Thereafter	145,639
Total minimum payments	$164,504
Less: interest	(20,754)
Less: unamortized debt discount and issuance costs	(44,175)
Convertible senior notes	$99,575

13. LEASES

In accordance with ASC Topic 842, Lease Accounting, the Company records lease assets and liabilities for lease arrangements exceeding a 12-month initial term. For operating leases, the Company records a beginning lease liability equal to the present value of minimum lease payments to be made over the lease term discounted using the Company’s incremental borrowing rate and a corresponding lease asset adjusted for incentives received and indirect costs. After lease commencement, the Company remeasures the operating liability at the present value of the remaining lease payments discounted using the original incremental borrowing rate and corresponding lease asset adjusted for incentives received, indirect costs and uneven lease payments. The Company records operating lease rent expense in the Statements of Operations on a straight-line basis over the lease term. Variable lease costs, that are primarily associated with non-lease components are not included in the measurement of the operating lease liability, are recognized in the period in which they are incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term. The Company does not have any financing lease arrangements.

As of December 31, 2020, the Company had operating lease assets of $8,391 and operating lease liabilities of $9,495 primarily related to operating lease agreements for its corporate headquarters.

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

In January 2016, the Company entered a non-cancellable contract with the contract manufacturing organization (“CMO”) of Xtampza ER. The contract term continues through December 2022 and automatically renews for successive two-year terms unless either party gives written notice of termination two-years in advance. Xtampza ER production is currently conducted in an area of the manufacturing plant that is shared with other clients. Pursuant to the terms of the agreement, since 2016 the CMO has reserved 3,267 square feet of existing manufacturing space for a dedicated production suite for Xtampza ER, which was put into service in the year ended December 31, 2020. As the Company can direct the use of the dedicated space and obtain substantially all the economic benefits of the dedicated space, the Company determined that the arrangement was an embedded operating lease. The Company expects the lease term to continue at least through December 2026 and separated the agreement’s lease and non-lease components in determining the operating lease assets and liabilities. The Company determined its best estimate of stand-alone prices for each of the lease and nonlease components by considering observable information including gross margins expected to be recovered from the Company’s service provider and terms of similar lease contracts.

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

The components of lease cost for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Lease Cost
Operating lease cost	$1,305	$1,446
Short-term lease cost	1,312	752
Variable lease cost	331	283
Total lease cost	$2,948	$2,481

The lease term and discount rate for operating leases for the years ended December 31, 2020 and 2019 are as follows:

	As of December 31,
Lease Term and Discount Rate:	2020	2019
Weighted-average remaining lease term — operating leases (years)	8.6	9.6
Weighted-average discount rate — operating leases	6.1%	6.1%

Other information related to operating leases for the years ended December 31, 2020 and 2019 is as follows:

	Year ended December 31,
Other Information:	2020	2019
Cash paid for amounts included in the measurement of operating leases liabilities	$1,249	$1,133
Leased assets obtained in exchange for new operating lease liabilities	—	—

The Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of December 31, 2020, are as follows:

2021	$1,287
2022	1,325
2023	1,363
2024	1,401
2025	1,439
After 2025	5,537
Total minimum lease payments	$12,352
Less: Present value discount	2,857
Present value of lease liabilities	$9,495

14. EQUITY

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of December 31, 2020, there were 928,261 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 15, Stock-based Compensation, for more information.

Warrants

As of December 31, 2020, the warrant issued in connection with the Third Amendment to the Nucynta Commercialization Agreement in November 2018 was the Company’s only outstanding warrant, which is described in greater detail in Note 9. The warrant expires in November 2022.

15. STOCK-BASED COMPENSATION

Performance Share Units, Restricted Stock Units and Stock Options

Performance Share Units

The Company periodically grants performance share units (“PSUs”) to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

In January 2019, the Company granted PSUs with performance conditions related to 2019, 2020, 2021 and three-year cumulative revenue goals for Xtampza ER. The PSUs were to vest following a three-year performance period, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance criteria, and no shares will be issued if the minimum applicable performance metric is not achieved. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving the performance metrics. If there is a change in the estimate of the number of shares that are likely to vest, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

In February 2020, the Company granted PSUs with performance criteria related to the relative ranking of the total stockholder return (“TSR”) of the Company’s common stock in 2020, 2021, 2022 and the cumulative three-year performance period return relative to the TSR of certain peer companies within the S&P Pharmaceutical Select Industry Index. TSR will be measured based on the 30-day average stock price on the first day of each period compared to the 30-day average stock price on the last day of each period. The PSUs subject to the annual performance criteria will vest annually, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. The cumulative PSUs will vest following the three-year performance period, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance, and no shares will be issued if the minimum applicable performance metric is not achieved. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. The weighted-average grant date fair value of 2020 PSUs granted with market-based vesting conditions was $28.81 based on the valuation model.

In December 2020, the Company’s board of directors approved a modification of PSUs that were originally granted to the Company’s senior management team in January 2019. The modification replaced the original performance criteria for the 2020, 2021 and cumulative performance periods from being based on Xtampza 2020, 2021 and three-year cumulative revenue goals to being based on total shareholder return (“TSR”) for 2020, 2021 and the corresponding two-year cumulative period. The PSUs achieved based on 2019 Xtampza revenues goals were not changed as part of the modification. The Company accounted for this modification under ASC 718, and, per guidance, determined the modification created incremental value as the fair value of these awards was increased upon modification. The increase in fair value resulted in an accelerated recognition of stock-based compensation expense on the modification date of $906. The total expense for these PSUs in years ended December 31, 2020 and 2019 was $950 and $136, respectively.

A summary of the Company’s performance share units activity for the year ended December 31, 2020 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2019	99,400	$15.90
Granted	187,978	28.49
Vested	—	—
Forfeited	—	—
Performance adjustment	(4,155)	15.90
Outstanding at December 31, 2020	283,223	$24.26

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the years ended December 31, 2020 and 2019 was $28.49 and $15.90, respectively. There were no PSUs granted in the year ended December 31, 2018.

For the years ended December 31, 2020 and 2019, the stock-based compensation expense for PSUs was $3,551 and $136, respectively. There was no expense for PSUs in the year ended December 31, 2018.

As of December 31, 2020, the unrecognized compensation cost related to performance share units was $3,555 and is expected to be recognized as expense over approximately 1.6 years.

Restricted Stock Units

A summary of the Company’s restricted stock units activity for the year ended December 31, 2020 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2019	849,679	$17.10
Granted	767,634	21.35
Vested	(335,524)	17.85
Forfeited	(39,402)	20.20
Outstanding at December 31, 2020	1,242,387	$19.42

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2020, 2019 and 2018 was $21.35, $15.48 and $23.41. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2020, 2019 and 2018 was $6,992, $2,683 and $1,782 respectively.

As of December 31, 2020, the unrecognized compensation cost related to restricted stock units was $16,816 and is expected to be recognized as expense over approximately 2.6 years. The fair value of restricted stock units vested during the year ended December 31, 2020 was $5,989.

Stock Options

The Company granted stock options to employees for the years ended December 31, 2020, 2019 and 2018. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock awards and restricted stock units based on the fair value of the award.

A summary of the Company’s stock option activity for the year ended December 31, 2020 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2019	3,955,887	$16.00	7.5	$21,257
Granted	717,304	21.30
Exercised	(637,924)	10.44
Cancelled	(174,786)	18.82
Outstanding at December 31, 2020	3,860,481	$17.78	7.2	$13,011
Exercisable at December 31, 2020	2,373,097	$17.00	6.4	$9,770

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year ended December 31,
	2020	2019	2018
Risk-free interest rate	1.3%	2.4%	2.6%
Volatility	66.2%	63.3%	64.8%
Expected term (years)	6.0	6.1	6.1
Expected dividend yield	—%	—%	—%

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior through December 31, 2020 it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2020, 2019, and 2018 was $12.78, $9.07 and $14.51 respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2020, 2019, and 2018 was $7,516, $1,506 and $3,970, respectively.

As of December 31, 2020, the unrecognized compensation cost related to outstanding options was $14,170 and is expected to be recognized as expense over approximately 2.4 years.

In June 2018, the Company’s board of directors approved a modification of equity-based awards granted to the former President and Chief Executive Officer to provide that all of those awards, to the extent unvested as of the Company’s 2020 annual meeting of shareholders, will vest on such date, subject to his continued service on the Company’s board of directors through such date. This modification was effective on June 4, 2018 and affected 116,250 shares of non-vested restricted stock units and 225,625 unvested stock options to purchase the Company’s common stock. The Company accounted for this modification under ASC 718, and, per guidance, determined the modification did not create incremental value as the fair value of these awards was unchanged. The shorter requisite service period resulted in the accelerated recognition of stock-based compensation expense from the modification date through the date of the annual meeting of shareholders in May 2020.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the year ended December 31, 2020, 67,512 shares of common stock were purchased for total proceeds of $758. As of December 31, 2020, there were 1,315,844 shares of common stock authorized for issuance pursuant to the employee stock purchase plan. The expense for the years ended December 31, 2020, 2019 and 2018 was $342, $358 and $493 respectively.

Stock-Based Compensation Expense

Stock-based compensation for all stock options, restricted stock awards, restricted stock units, performance share units and for the employee stock purchase plan are reported within the following:

	Year Ended December 31,
	2020	2019	2018
Research and development expenses	$3,909	$2,126	$1,468
Selling, general and administrative expenses	18,001	14,402	12,310
Total stock-based compensation expense	$21,910	$16,528	$13,778

16. INCOME TAXES

For the year ended December 31, 2020, the Company recorded a current state tax expense of $830. For the years ended December 2019, and 2018 the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company's losses before income taxes consist solely of losses from domestic operations.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	As of December 31,
	2020	2019	2018
Federal income tax expense at statutory rate	21.00%	21.00%	21.00%
(Increase) decrease income tax (benefit) resulting from:
State income tax, net of federal benefit	5.06	5.59	5.89
Permanent differences	(1.85)	(3.24)	(2.51)
Research and development credit	(1.08)	1.83	0.52
Change in valuation allowance	(20.12)	(25.18)	(24.90)
Effective income tax rate	3.01%	0.00%	0.00%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
U.S. and state net operating loss carryforwards	$57,457	$66,553
Research and development credits	5,004	3,768
Operating lease liabilities	2,508	2,630
Accruals and other (1)	15,306	14,286
Intangible assets	1,297	—
Depreciation	—	92
Gross deferred tax assets:	81,572	87,329
Valuation allowance	(65,661)	(77,285)
Total deferred tax assets:	15,911	10,044
Deferred tax liabilities:
Debt discount	(10,809)	—
Operating lease assets	(2,217)	(2,357)
Intangible assets	—	(7,687)
Depreciation	(2,885)	—
Net deferred tax assets	$—	$—

(1) Balance includes $7,133 and $5,796 of stock-based compensation expense related to accruals as of December 31, 2020 and 2019, respectively. Balance also includes $6,281 and $7,204 of accrued rebates, returns, and discounts as of December 31, 2020 and 2019, respectively.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2020, and December 31, 2019, based on the Company's history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2020 and

December 31, 2019. The valuation allowance decreased $11,624 during the year ended December 31, 2020 due primarily to the expected utilization of its net operating losses in 2020.

The Company recorded a valuation allowance against all of its deferred tax assets as of December 31, 2020 and 2019. The Company intends to continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Given the Company’s current earnings and anticipated future earnings, however, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion or all of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to the provision for income taxes for the period the release is recorded. The exact timing and amount of the valuation allowance release, however, are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

As of December 31, 2020, 2019, and 2018, the Company had gross U.S. federal net operating loss carryforwards of $226,824, $292,342, and $324,533, respectively, which may be available to offset future income tax liabilities. The Tax Cuts and Jobs Act of 2017 (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Internal Revenue Code Sections 382 and 383). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income (subject to Internal Revenue Code Section 382 and 383) and be available for twenty years from the period the loss was generated.

As of December 31, 2020, 2019, and 2018, the Company also had gross U.S. state net operating loss carryforwards of $170,280, $222,629, and $285,181, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038.

As of December 31, 2020, 2019 and 2018, the Company had federal research and development tax credit carryforwards of approximately $4,623, $4,044, and $3,628, respectively, available to reduce future tax liabilities which expire at various dates through 2038. As of December 31, 2020, 2019 and 2018 the Company had state research and development tax credit carryforwards of approximately $1,150, $1,112, and $885, respectively, available to reduce future tax liabilities which expire at various dates through 2035.

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

During 2020, the Company completed an updated study to assess the impact of ownership changes, if any, on the Company’s ability to use its NOL and tax credit carryovers as defined under Section 382 of the Internal Revenue Code (“IRC 382”). As a result of the study, the Company concluded that there were ownership changes that occurred during the years 2006, 2012 and 2015 that could be subject to IRC 382 limitations. These IRC 382 annual limitations may limit the Company’s ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers, which may potentially increase the Company’s future federal income tax liability.

The Company files income tax returns in the United States and in several states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company originally recorded an unrecognized tax benefit of $902 (net rate effected unrecognized tax benefit of $235) during 2017 associated with its IRS examination of its 2015 federal income tax return, and accordingly reduced its NOL deferred tax asset during 2017. The Company settled its IRS audit during 2018, which resulted in a total decrease to its NOL carryover of $36. As a result of the IRS settlement, the Company reversed this unrecognized tax benefit and trued-up its NOL carryover during 2018 to reflect the reduction of the $36 to its NOL as required by the IRS settlement. This is included in the tabular rollforward below of gross unrecognized tax benefits. Since a full valuation allowance has been provided against the Company’s net operating loss carryover, the true up of the NOL carryover and associated deferred tax asset during 2018 does not result in any financial statement impact.

For all years through December 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. The Company has reduced its deferred tax asset for its estimate of credits that could be reduced, and that is included in the tabular rollforward of uncertain tax positions. Since a full valuation allowance has been provided against the Company’s research and development credits the reduction in the gross deferred tax asset established for the research and development credit carryforwards does not result in any financial statement impact.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	As of December 31,
	2020	2019	2018
Gross UTB Balance at January 1	$578	$502	$1,364
Additions based on tax positions related to the current year	36	76	64
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(28)	—	(24)
Settlements	—	—	(902)
Reductions due to lapse of applicable statute of limitations	—	—	—
Gross UTB Balance at December 31	$586	$578	$502

Net UTB impacting the effective tax rate at December 31 (included in the change in the valuation allowance in rate reconciliation)	$560	$549	$481

17. EMPLOYEE BENEFITS

The Company has a retirement savings plan, which is qualified under section 401(k) of the Code, for its employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service annual limits. Employees become eligible to participate starting on the first day of employment. The Company is not required to contribute to this plan. Total expense for contributions made by the Company for the years ended December 31, 2020, 2019 and 2018 was $1,260, $1,170 and $1,208 respectively.

18. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2020 and 2019:

	First	Second	Third	Fourth
Year ended December 31, 2020	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$76,511	$78,058	$79,176	$76,271
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	27,229	12,899	14,188	15,184
Intangible asset amortization	10,295	16,795	16,795	16,795
Total cost of products revenues	37,524	29,694	30,983	31,979
Gross profit	38,987	48,364	48,193	44,292
Operating expenses
Research and development	2,666	2,493	2,141	2,472
Selling, general and administrative	31,260	29,322	26,426	26,824
Total operating expenses	33,926	31,815	28,567	29,296
Income from operations	5,061	16,549	19,626	14,996
Interest expense	(4,823)	(8,259)	(8,063)	(7,737)
Interest income	212	14	3	3
Income before income taxes	450	8,304	11,566	7,262
Provision for income taxes	—	246	280	304
Net income	$450	$8,058	$11,286	$6,958

Earnings per share — basic	$0.01	$0.23	$0.33	$0.20
Weighted-average shares — basic	34,100,688	34,395,266	34,540,126	34,592,277

Earnings (loss) per share — diluted	$0.01	$0.23	$0.32	$0.20
Weighted-average shares — diluted	35,069,693	35,091,906	35,069,188	35,417,623

	First	Second	Third	Fourth
Year ended December 31, 2019	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$74,516	$75,040	$72,942	$74,203
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	45,476	44,966	43,066	45,400
Intangible asset amortization	3,688	3,688	3,688	3,688
Total cost of products revenues	49,164	48,654	46,754	49,088
Gross profit	25,352	26,386	26,188	25,115
Operating expenses
Research and development	2,992	2,459	2,491	2,398
Selling, general and administrative	32,352	28,935	30,072	25,090
Total operating expenses	35,344	31,394	32,563	27,488
Loss from operations	(9,992)	(5,008)	(6,375)	(2,373)
Interest expense	(234)	(236)	(228)	(211)
Interest income	526	532	494	383
Net loss	$(9,700)	$(4,712)	$(6,109)	$(2,201)

Weighted-average shares - basic and diluted	33,331,917	33,397,709	33,481,923	33,600,566
Loss per share - basic and diluted	$(0.29)	$(0.14)	$(0.18)	$(0.07)