Form 10-Q
period 2021-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2021-05-06
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 35,247,618 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$182,790	$174,116
Accounts receivable, net	93,156	83,320
Inventory	15,498	15,614
Prepaid expenses and other current assets	4,867	4,838
Total current assets	296,311	277,888
Property and equipment, net	19,760	18,988
Operating lease assets	8,209	8,391
Intangible asset, net	319,109	335,904
Restricted cash	2,547	2,547
Other noncurrent assets	129	123
Total assets	$646,065	$643,841
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$8,666	$10,016
Accrued expenses	16,894	24,656
Accrued rebates, returns and discounts	156,153	156,554
Current portion of term notes payable	47,705	47,495
Current portion of operating lease liabilities	750	730
Total current liabilities	230,168	239,451
Term notes payable, net of current portion	98,006	110,019
Convertible senior notes	139,286	99,575
Operating lease liabilities, net of current portion	8,570	8,765
Total liabilities	476,030	457,810
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000 at March 31, 2021 and December 31, 2020; issued and outstanding shares - none at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000 at March 31, 2021 and December 31, 2020; issued and outstanding shares - 35,203,824 at March 31, 2021 and 34,612,054 at December 31, 2020	35	35
Additional paid-in capital	482,197	519,143
Accumulated deficit	(312,197)	(333,147)
Total shareholders’ equity	170,035	186,031
Total liabilities and shareholders’ equity	$646,065	$643,841

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Product revenues, net	$87,721	$76,511
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	15,328	27,229
Intangible asset amortization	16,795	10,295
Total cost of products revenues	32,123	37,524
Gross profit	55,598	38,987
Operating expenses
Research and development	2,930	2,666
Selling, general and administrative	31,476	31,260
Total operating expenses	34,406	33,926
Income from operations	21,192	5,061
Interest expense	(5,721)	(4,823)
Interest income	3	212
Income before income taxes	15,474	450
Benefit from income taxes	(188)	—
Net income	$15,662	$450

Earnings per share — basic	$0.45	$0.01
Weighted-average shares — basic	34,951,740	34,100,688

Earnings per share — diluted	$0.41	$0.01
Weighted-average shares — diluted	41,160,092	35,069,693

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2021	2020
Operating activities
Net income	$15,662	$450
Adjustments to reconcile net income to net cash used in operating activities:
Amortization expense	16,795	10,295
Depreciation expense	439	198
Stock-based compensation expense	6,879	4,951
Non-cash lease expense	7	18
Non-cash interest expense for amortization of debt discount and issuance costs	919	1,336
Changes in operating assets and liabilities:
Accounts receivable	(9,836)	(12,474)
Inventory	(400)	(6,714)
Prepaid expenses and other assets	(115)	(2,990)
Accounts payable	(1,350)	(108)
Accrued expenses	(8,029)	(15,968)
Accrued rebates, returns and discounts	(401)	14,337
Operating lease assets and liabilities	—	—
Net cash provided by (used in) operating activities	20,570	(6,669)
Investing activities
Purchase of intangible asset	—	(366,811)
Purchases of property and equipment	(428)	(836)
Net cash used in investing activities	(428)	(367,647)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	358	357
Proceeds from the exercise of stock options	4,182	4,454
Payments made for employee stock tax withholdings	(3,508)	(1,358)
Proceeds from issuance of term note, net of issuance costs of $2,200	—	192,373
Proceeds from convertible senior notes, net of issuance costs of $4,956	—	138,794
Repayment of term notes	(12,500)	—
Repayment of term loan	—	(11,500)
Net cash (used in) provided by financing activities	(11,468)	323,120

Net increase (decrease) in cash, cash equivalents and restricted cash	8,674	(51,196)
Cash, cash equivalents and restricted cash at beginning of period	176,663	170,019
Cash, cash equivalents and restricted cash at end of period	$185,337	$118,823

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$182,790	$116,178
Restricted cash	2,547	2,645
Total cash, cash equivalents and restricted cash	$185,337	$118,823

Supplemental disclosure of cash flow information
Cash paid for interest	$5,746	$3,456
Cash paid for income taxes	$418	$—

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$560	$392
Asset acquisition transaction costs in accounts payable and accrued expenses	$—	$1,415
Accrued royalties discharged upon closing of asset acquisition	$—	$1,145
Inventory used in the construction and installation of property and equipment	$516	$394
Term notes issuance costs in accounts payable and accrued expenses	$—	$256
Convertible senior notes issuance costs in accounts payable and accrued expenses	$—	$517

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

The Company’s product portfolio also includes Nucynta ER and Nucynta IR (the “Nucynta Products”). On February 6, 2020, the Company entered into an Asset Purchase Agreement with Assertio Therapeutics, Inc. (“Assertio”), pursuant to which the Company agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”) that it had previously licensed pursuant to a 2017 commercialization agreement with Assertio (the “Nucynta Commercialization Agreement”). The Nucynta Acquisition included a license from Grünenthal GmbH (“Grünenthal”), pursuant to which the Company assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products. The Nucynta Acquisition was consummated on February 13, 2020 for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. Following the closing, the Company’s prior royalty obligation to Assertio ceased and the Company’s only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

The Company periodically reviews its accounting estimates in light of changes in circumstances, facts and experience. As of the date of the filing of this Quarterly Report on Form 10-Q, the COVID-19 pandemic and actions taken to contain it have impacted revenue (due to fewer new patients beginning therapy with the Company’s products and adverse impact on the Company’s ability to promote products due to closure or limited operations of many physicians’ offices) and decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. The Company believes that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease. Although travel and other restrictions have started to be lifted in certain jurisdictions, there remains substantial uncertainty as to the possibility of further surges in infections, which could lead to travel and other restrictions being re-imposed.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to continue successfully commercializing products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, litigation related to opioid marketing and distribution practices, inability to manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation.

The Company believes that its cash and cash equivalents at March 31, 2021, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of products, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of intangible assets and tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s convertible senior notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.

The Company elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change was removing the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effective of the accounting change as of January 1, 2021 was an increase to the carrying amount of the convertible notes of $39,489, a reduction to accumulated deficit of $5,288, and a reduction to additional paid-in capital of $44,777. Interest expense of the convertible senior notes will be lower as a result of adoption of this guidance and diluted net loss per share will be computed using the if-converted method for the convertible senior notes. As a result of the adoption of this guidance, interest expense was decreased by and net income was increased by $1,552 for the three months ended March 31, 2021, and diluted earnings per share was increased by $0.02 per share.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 affect a wide variety of income tax accounting standards with the objective of reducing their complexity. The new standard became effective for annual and interim periods beginning after December 15, 2020. The Company adopted this standard during the three months ended March 31, 2021 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new standard became effective immediately and may be applied prospectively to contracts and transactions through December 31, 2022. Subsequent to issuance, the FASB issued ASU 2021-01 in January 2021 to refine and clarify some its guidance on ASU 2020-04. Upon the transition of the Company’s contracts and transactions to new reference rates in connection with reference rate reform, the Company will prospectively apply the standard and disclose the effect on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions, including (1) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (2) product returns, including return estimates for both Xtampza ER and the Nucynta Products; and, (3) trade allowances and chargebacks, including fees for distribution service fees, prompt pay discounts, and chargebacks. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect the expected amount of consideration to which the Company is entitled based on the terms of the contract. In addition, the Company made a policy election to exclude from the measurement of the transaction price all taxes that are assessed by a governmental authority that are imposed on revenue-producing transactions.

Provisions for rebates and incentives are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. As the Company’s rebates and incentives are based on products dispensed to patients, the Company is required to estimate the expected value of claims at the time of product delivery to distributors. Given that distributors sell the product to pharmacies, which in turn dispense the product to patients, claims can be submitted significantly later than the related sales are recognized. The Company’s estimates of these claims are based on the historical experience of existing or similar programs, including current contractual and statutory requirements, specific known market events and trends, industry data, and estimated distribution channel inventory levels. Accruals and related reserves required for rebates and incentives are adjusted as new information becomes available, including actual claims. If actual results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Provisions for product returns are based on product-level historical trends, as well as relevant market events and other factors. For Xtampza ER, since the product has only been commercially sold since June 2016, estimates of product returns are based on a combination of historical returns processed to date—taking into consideration the expiration date of the product upon delivery to customers—as well as forecasted customer buying patterns, shipment and prescription trends, channel inventory levels, and other specifically known market events and trends. For the Nucynta Products, estimates of product returns are primarily based on historical trends as the Nucynta Products have been commercially sold for a number of years.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2021 and 2020:

			Trade
	Rebates and	Product	Allowances and
Three months ended March 31, 2021	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2020	$132,775	$23,779	$19,055
Provision related to current period sales	86,716	3,730	21,002
Changes in estimate related to prior period sales	(441)	—	—
Credits/payments made	(75,442)	(14,964)	(23,853)
Balance at March 31, 2021	$143,608	$12,545	$16,204

			Trade
	Rebates and	Product	Allowances and
Three months ended March 31, 2020	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2019	$129,901	$27,648	$14,020
Provision related to current period sales	83,573	3,406	18,770
Changes in estimate related to prior period sales	1,131	—	49
Credits/payments made	(73,075)	(698)	(18,625)
Balance at March 31, 2020	$141,530	$30,356	$14,214

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

As of March 31, 2021, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company disaggregates its product revenue, net from contracts with customers, into the categories included in the table below. These categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three months ended March 31,
	2021	2020
Xtampza ER	$35,409	$31,507
Nucynta Products(1)	52,312	45,004
Total product revenues, net	$87,721	$76,511

(1) For the three months ended March 31, 2021, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $30,526 and $21,786, respectively. For the three months ended March 31, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $27,970 and $17,034, respectively.

4. License Agreements

The Company periodically enters into license agreements to develop and commercialize its products. As of December 31, 2019, the Company’s only license agreement was the Nucynta Commercialization Agreement. Upon the closing of the Nucynta Acquisition in February 2020, the Nucynta Commercialization Agreement was effectively terminated. Prior to the Nucynta Acquisition, the Company was conditionally obligated to make royalty payments to Assertio conditional upon net sales and based on the following royalty structure for the period between January 1, 2019 and December 31, 2021:

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

5. Earnings Per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock or if-converted accounting method. Potentially dilutive securities outstanding include stock options, unvested restricted stock units, performance share units, warrants, and shares related to the convertible senior notes, but are only included to the extent that their addition is dilutive.

The following table presents the computations of basic and dilutive earnings per common share:

	Three months ended March 31,
	2021	2020
Numerator:
Net income	$15,662	$450
Adjust for interest expense recognized on convertible senior notes:	1,165	—
Net income - diluted	$16,827	$450
Denominator:
Weighted-average shares outstanding — basic	34,951,740	34,100,688
Effect of dilutive securities:
Stock options	663,921	553,197
Restricted stock units	404,646	305,341
Performance share units	5,201	8,141
Employee stock purchase plan	9,693	29,681
Warrants	199,757	72,645
Convertible senior notes	4,925,134	—

Weighted average shares outstanding — diluted	41,160,092	35,069,693

Earnings per share — basic	$0.45	$0.01
Earnings per share — diluted	$0.41	$0.01

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. Since the Company intends to settle the principal amount of the convertible senior notes in cash, the Company used the treasury stock method for determining the potential dilution in the diluted earnings per share computation for the three months ended March 31, 2020. Effective for the three months ended March 31, 2021, the Company uses the if-converted method for the convertible senior notes as a result of the adoption of ASU 2020-06, as described in Recent Adopted Accounting Pronouncements above.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three months ended March 31,
	2021	2020
Stock options	1,539,731	2,262,400
Restricted stock units	671,854	57,834
Performance share units	416,820	267,498
Convertible senior notes	—	4,925,134

For performance share units, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. For all other securities, these securities were excluded from the calculation of diluted earnings per share as their inclusion would have had an anti-dilutive effect.

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2021 and 2020.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at March 31, 2021 and December 31, 2020:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Money market funds, included in cash equivalents	$45,072	$45,072	$—	$—

December 31, 2020
Money market funds, included in cash equivalents	$45,069	$45,069	$—	$—

As of March 31, 2021, the convertible senior notes had a fair value of approximately $158,234 and a net carrying value of $139,286. The fair value of the Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation.

The fair value of the Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

As of March 31, 2021, and December 31, 2020, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued rebates, returns and discounts, and term notes payable reasonably approximated their estimated fair values.

7. Inventory

Inventory as of March 31, 2021 and December 31, 2020 consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Raw materials	$5,011	$3,514
Work in process	802	1,096
Finished goods	9,685	11,004
Total inventory	$15,498	$15,614

The aggregate charges related to excess inventory for the three months ended March 31, 2021 and 2020 were immaterial. These expenses were recorded as a component of cost of product revenues. During the three months ended March 31, 2021 and 2020, inventory used in the construction and installation of property and equipment was $516 and $394, respectively.

8. Intangible Asset

As of March 31, 2021 and December 31, 2020, the Company’s only intangible asset (the “Nucynta Intangible Asset”) is related to the Nucynta Acquisition and Nucynta Commercialization Agreement. The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of March 31,	As of December 31,
	2021	2020
Gross carrying amount	$521,170	$521,170
Accumulated amortization	(202,061)	(185,266)
Intangible asset, net	$319,109	$335,904

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

A summary of the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset is as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Balance as of December 31, 2019	$154,089	$(124,586)	$29,503
Amortization expense through Nucynta Acquisition	—	(1,754)	(1,754)
Additional cost incurred from Nucynta Acquisition	367,081	—	367,081
Amortization expense from Nucynta Acquisition through period end	—	(58,926)	(58,926)
Balance as of December 31, 2020	$521,170	$(185,266)	$335,904
Amortization expense	—	(16,795)	(16,795)
Balance as of March 31, 2021	$521,170	$(202,061)	$319,109

Amortization

The Company has been amortizing the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company had initially determined that the useful life for the intangible asset was approximately 4.0 years from the closing date of the Nucynta Commercialization Agreement, January 9, 2018 on the basis of the majority of the cash flows expected to be realized for future product sales under the Nucynta Commercialization Agreement. The Nucynta Acquisition significantly impacted the timing and amount of future cash inflows from the sales of the Nucynta Products, and, therefore, the Company considered it to be a triggering event to remeasure the expected useful life of the Nucynta Intangible Asset. The Company determined that the useful life for the Nucynta Intangible Asset was approximately 5.9 years from the Closing Date of the Nucynta Acquisition and accordingly, the intangible asset is amortized prospectively over its revised useful life. The Company recognizes amortization expense as a component of cost of product revenues in the Condensed Consolidated Statement of Operations on a straight-line basis over its useful life as it approximates the period of economic benefits expected to be realized from future cash inflows from sales of the Nucynta Products.

The following table presents amortization expense recognized for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Nucynta amortization expense included in cost of product revenues	$16,795	$10,295

As of March 31, 2021, the remaining amortization period is approximately 4.8 years and is expected to be recognized in the following periods:

Years ended December 31,	Amortization Expense
2021	$50,386
2022	67,181
2023	67,181
2024	67,181
2025	67,180
Remaining amortization expense:	$319,109

9. Accrued Expenses

Accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Accrued royalties	$7,324	$12,954
Accrued product taxes and fees	2,051	1,817
Accrued payroll and related benefits	1,931	892
Accrued incentive compensation	1,550	1,417
Accrued sales and marketing	1,378	261
Accrued bonuses	1,011	4,571
Accrued audit and legal	599	445
Accrued interest	472	1,415
Accrued other operating costs	578	884
Total accrued expenses	$16,894	$24,656

10. Term Notes Payable

Pharmakon Term Notes

On February 6, 2020, in connection with the execution of the Nucynta Purchase Agreement, the Company, together with its subsidiary, Collegium Securities Corporation, entered into a Loan Agreement (the “Loan Agreement”) with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”). The Loan Agreement provides for a $200,000 secured term loan (the “term notes”), the proceeds of which were used to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement. On February 13, 2020 (the “Closing Date”), the Company received the $200,000 proceeds from the term notes.

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

During the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $4,556 and $2,986, respectively, related to the term notes.

As of March 31, 2021, principal repayments under the term notes are estimated to be paid as follows:

Years ended December 31,	Principal Payments
2021	$37,500
2022	50,000
2023	50,000
2024	12,500
Total before unamortized discount and issuance costs	$150,000
Less: unamortized discount and issuance costs	(4,289)
Total term notes	$145,711

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

Prior to the adoption of ASU 2020-06 on January 1, 2021, the initial carrying amount of the Liability Component of $97,200 was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible borrowing rate for similar debt. The Equity Component of the Notes of $46,550 was recognized as a debt discount. The excess of the principal amount of the Liability Component over its carrying amount was amortized to interest expense using the effective interest method over six years.

Subsequent to the adoption of ASU 2020-06 on January 1, 2021, which the Company elected to adopt using the modified retrospective method, the Company removed the impact of recognizing the Equity Component of the senior convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effective of the accounting change as of January 1, 2021 was an increase to the carrying amount of the convertible notes of $39,489, a reduction to accumulated deficit of $5,288, and a reduction to additional paid-in capital of $44,777.

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

As of March 31, 2021, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of March 31, 2021, the convertible notes outstanding consisted of the following:

Principal	$143,750
Less: unamortized issuance costs	(4,464)
Net carrying amount	$139,286

The Company determined the expected life of the convertible notes was equal to its six-year term. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the convertible notes was 3.26%. As of March 31, 2021, the if-converted value did not exceed the remaining principal amount of the convertible notes.

The following table presents the total interest expense recognized related to the convertible notes during the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Contractual interest expense	$943	$503
Amortization of debt discount	—	818
Amortization of debt issuance costs	222	65
Total interest expense	$1,165	$1,386

As of March 31, 2021, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2021	$1,887
2022	3,773
2023	3,773
2024	3,773
2025	3,773
Thereafter	145,638
Total minimum payments	$162,617
Less: interest	(18,867)
Less: unamortized issuance costs	(4,464)
Convertible senior notes	$139,286

12. Equity

The changes in shareholders’ equity for three months ended March 31, 2021 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	34,612,054	$35	$519,143	$(333,147)	$186,031
Cumulative effect adjustment for adoption of ASU 2020-06	—	—	(44,777)	5,288	(39,489)
Exercise of common stock options	289,164	—	4,102	—	4,102
Issuance for employee stock purchase plan	24,630	—	358	—	358
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	413,538	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(135,562)	—	(3,508)	—	(3,508)
Stock-based compensation	—	—	6,879	—	6,879
Net income	—	—	—	15,662	15,662
Balance, March 31, 2021	35,203,824	$35	$482,197	$(312,197)	$170,035

The changes in shareholders’ equity for three months ended March 31, 2020 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	33,678,840	$34	$447,297	$(359,899)	$87,432
Exercise of common stock options	455,573	—	4,454	—	4,454
Issuance for employee stock purchase plan	39,411	—	357	—	357
Vesting of RSUs	195,280	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(63,064)	—	(1,358)	—	(1,358)
Stock-based compensation	—	—	4,951	—	4,951
Equity component of 2020 Convertible Notes, net of issuance costs of $1,773	—	—	44,777	—	44,777
Net income	—	—	—	450	450
Balance, March 31, 2020	34,306,040	$34	$500,478	$(359,449)	$141,063

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of March 31, 2021, there were 768,668 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 13, Stock-based Compensation, for more information.

Warrants

As of March 31, 2021, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022. The Company has recorded the relative fair value of the warrant as a component of equity interest issued by the Company as consideration transferred in the cost accumulation model for the asset acquisition. The Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. The Company concluded that the warrant met the definition of an equity instrument and was recorded as a component of additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet as of the issuance date.

13. Stock-based Compensation

Performance Share Units, Restricted Stock Units and Stock Options

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

A summary of the Company’s PSU activity for the three months ended March 31, 2021 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2020	283,223	$24.26
Granted	213,180	35.12
Vested	(60,990)	22.45
Forfeited	—	—
Performance adjustment	(12,609)	21.80
Outstanding at March 31, 2021	422,804	$30.07

The number of PSUs granted represents the target number of shares of common stock that may be earned, however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the three months ended March 31, 2021 and 2020 was $35.12 and $28.49, respectively.

Restricted Stock Units

The Company granted RSUs to employees for the three months ended March 31, 2021. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the three months ended March 31, 2021 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2020	1,242,387	$19.42
Granted	1,163,664	24.43
Vested	(352,548)	19.42
Forfeited	(14,968)	21.35
Outstanding at March 31, 2021	2,038,535	$22.27

The weighted-average grant date fair value per share of RSUs granted for the three months ended March 31, 2021 and 2020 was $24.43 and $21.34, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2021 and 2020 was $9,116 and $4,204, respectively.

Stock Options

A summary of the Company’s stock option activity for the three months ended March 31, 2021 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2020	3,860,481	$17.78	7.2	$13,011
Granted	63,000	19.97
Exercised	(289,164)	14.18
Cancelled	(25,491)	19.30
Outstanding at March 31, 2021	3,608,826	$18.09	7.0	$20,895
Exercisable at March 31, 2021	2,353,069	$17.57	6.3	$14,949

The weighted average assumptions used in the Black Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three months ended March 31,
	2021	2020
Risk-free interest rate	0.5%	1.5%
Volatility	68.3%	65.5%
Expected term (years)	6.0	6.1
Expected dividend yield	—%	—%

The weighted-average grant date fair value per share of stock options granted for the three months ended March 31, 2021 and 2020 was $12.08 and $12.86, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three months ended March 31, 2021, 24,630 shares of common stock were purchased for total proceeds of $358. The expense for the three months ended March 31, 2021 and 2020 was $72 and $79, respectively.

Stock-based Compensation Expense

A summary of the Company’s stock-based compensation expense was allocated as follows:

	Three months ended March 31,
	2021	2020
Research and development	$1,217	$770
Selling, general and administrative	5,662	4,181
Total stock-based compensation expense	$6,879	$4,951

At March 31, 2021, there was approximately $63,922 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

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

On April 9, 2021, Purdue filed another follow-on lawsuit asserting infringement of U.S. Patent No. 10,407,434, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval.

A claim construction hearing was held on June 1, 2017. On November 21, 2017, the Court issued its claim construction ruling, construing certain claims of the ʼ933, ʼ497, and ʼ717 patents. The Court issued an order on September 28, 2018 in which it granted in part a motion for summary judgment that the Company filed. Specifically, the Court ruled that the Xtampza ER formulation does not infringe the ʼ497 and ʼ717 patents. On September 18, 2019, Purdue gave the Court notice of its bankruptcy filing and sought the imposition of an automatic stay of the proceedings. On September 20, 2019, the matter was stayed pending further order of the Court.

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of the PTAB proceedings and any appeal thereto. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion and the parties are awaiting the PTAB’s decision.

On April 2, 2021, the Court granted Purdue’s Motion to Lift the Stay in the District of Massachusetts that was entered following Purdue’s Notice of Bankruptcy. The Court set a October 5, 2021 claim construction hearing for the ʼ961 patent and the ʼ434 patent. Fact discovery is set to close on March 11, 2022. Depositions of expert witnesses must conclude by May 17, 2022. The court has not set a deadline for dispositive motions or trial.

The suits that remain pending, which assert infringement of the ʼ933, the ʼ919, the ʼ434, and the ʼ961 patents, were consolidated by the District of Massachusetts. Purdue has made a demand for monetary relief but has not quantified its alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and has requested a judgment that the remaining asserted patents are invalid and/or not infringed; the Company is also seeking a judgment that the case is exceptional and has requested an award of the Company’s attorneys’ fees for defending the case.

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

Teva and the Company have entered into a Settlement Agreement and License Agreement to resolve the case. On October 7, 2020, the Court entered a Consent Judgment and Order of Permanent Injunction that dismissed with prejudice all affirmative defenses, claims, and counterclaims which have or could have been raised by Teva. The Order states that Teva would infringe each of the Litigated Patents by using, making, offering to sell, selling, and/or importing Teva’s ANDA product in or into the United States. It further states that the Litigated Patents, and all claims contained therein, are valid and enforceable, solely with respect to the Teva ANDA and Teva ANDA Product. It further stated that, except as authorized and licensed by the Company under the License, Teva, its officers, agents, employees, affiliates, successors and all persons in active concert or participation with Teva, are permanently enjoined from using, making, offering for sale, or selling in the United States, or importing into the United States, Teva’s ANDA Product and/or inducing or assisting others to use, make, offer for sale, or sell in the United States, or import into the United States, Teva’s ANDA Product.

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

Outside of the MDL, there are several cases pending against the Company in state courts in Pennsylvania and Massachusetts:

●	In Pennsylvania, six lawsuits naming the Company have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. These include lawsuits filed between May 2018 and July 2019 on behalf of Bucks County, Clinton County, Mercer County, Warrington Township, Warminster Township, and the City of Lock Haven, each of Pennsylvania, alleging claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. None of these cases has been designated a Track One case in which discovery would commence, and therefore they are all effectively stayed at present.

●	In Massachusetts, there are lawsuits by the City of Worcester, the City of Salem, the City of Framingham, the Town of Lynnfield, the City of Springfield, the City of Haverhill, the City of Gloucester, the Town of Canton, the Town of Wakefield, the City of Chicopee, the Town of Natick, the City of Cambridge and the Town of Randolph, all of which have been consolidated before the Business Litigation Session of the Superior Court. The actions allege a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, defendants’ motions to dismiss were denied on January 3, 2020. There is no trial date set for this case.

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

15. Income Taxes

The income tax provision for the interim periods reflects the Company’s estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.

The following table presents information regarding Company’s income tax expense recognized for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Benefit from income taxes	$(188)	$—
Effective tax rate	(1.2%)	0.0%

The Company is subject to U.S. federal and state income taxes. For the three months ended March 31, 2021 the Company recorded a benefit from income taxes of $188 and none, respectively. The benefit from income taxes in the first quarter of 2021 was primarily related to a benefit from income taxes of $1,527 related to excess tax benefits of stock-based compensation offset by provisions for income taxes of $1,339 attributable to state income tax expense. The Company expects to record an income tax provision in the remaining quarters of 2021 that exceeds excess tax benefits from income taxes. As a result, these excess tax benefits and provisions recorded on a quarterly basis are not expected to have any effect on our annual provision for (benefit from) income taxes. For the three months ended March 31, 2021 and 2020, no federal current income tax expense was recorded as the Company has enough federal net operating losses (or “NOLs”) carryover to offset taxable income. The Company has a full valuation allowance against its deferred tax assets as of March 31, 2021 and 2020 and no deferred tax expense was recorded in either period.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. The Company recorded a valuation allowance against all of its deferred tax assets as of March 31, 2021 and December 31, 2020. The Company intends to continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Given the Company’s current earnings and anticipated future earnings, however, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion or all of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to the provision for income taxes for the period the release is recorded. The exact timing and amount of the valuation allowance release, however, are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

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

Nucynta ER is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. We began shipping and recognizing product sales on the Nucynta Products on January 9, 2018 and began marketing the Nucynta Products in February 2018. We initially licensed the right to commercialize the Nucynta Products in the United States through a Commercialization Agreement with Assertio Therapeutics, Inc. (formerly known as Depomed) (“Assertio”) entered into in December 2017 (the “Nucynta Commercialization Agreement”). On February 13, 2020, we closed an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which we agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the license from Grünenthal GmbH (“Grünenthal”), for an aggregate purchase price of $375.0 million. Upon closing, the Nucynta Commercialization Agreement was effectively terminated. Our prior royalty obligation to Assertio ceased and our only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

For the three months ended March 31, 2021, we generated $87.7 million in net revenues, comprised of $35.4 million from sales of Xtampza ER and $52.3 million from sales of the Nucynta Products.

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

We were historically not profitable and incurred net losses in each year since inception until 2020. We generated net income of $15.7 million in the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $312.2 million. Substantially all of our net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs.

We believe that our cash and cash equivalents at March 31, 2021, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

As of the date of the filing of this Quarterly Report on Form 10-Q, we expect the COVID-19 pandemic and actions taken to contain it to impact our revenue (due to fewer new patients beginning therapy with our products and adverse impact on our ability to promote our products due to closure or limited operations of many physicians’ offices) and have decreased certain operating expenses, including travel, marketing and expenses associated with participation in congresses that have been postponed. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease. Although travel and other restrictions have started to be lifted in certain jurisdictions, there remains substantial uncertainty as to the possibility of further surges in infections, which could lead to travel and other restrictions being re-imposed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The critical accounting policies we identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”), relate to revenue recognition and impairment of intangible assets. Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets and tax valuation allowances. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2021	2020

	(in thousands)
Product revenues, net	$87,721	$76,511
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	15,328	27,229
Intangible asset amortization	16,795	10,295
Total cost of products revenues	32,123	37,524
Gross profit	55,598	38,987
Operating expenses
Research and development	2,930	2,666
Selling, general and administrative	31,476	31,260
Total operating expenses	34,406	33,926
Income from operations	21,192	5,061
Interest expense	(5,721)	(4,823)
Interest income	3	212
Income before income taxes	15,474	450
Benefit from income taxes	(188)	—
Net income	$15,662	$450

Comparison of the three months ended March 31, 2021 and March 31, 2020

Product revenues, net were $87.7 million for the three months ended March 31, 2021 (the “2021 Quarter”), compared to $76.5 million for the three months ended March 31, 2020 (the “2020 Quarter”). The $11.2 million increase was related to an increase in revenue for the Nucynta Products of $7.3 million, combined with an increase in revenue for Xtampza ER of $3.9 million. For the 2021 Quarter, Nucynta IR and ER product revenues, net were $30.5 million and $21.8 million, respectively, compared to $28.0 million and $17.0 million, respectively, for the 2020 Quarter. The increase in revenue for the Nucynta Products was primarily related to an increase from gross-to-net adjustments and price, partially offset by lower sales volume. For the 2021 Quarter, Xtampza ER product revenues, net were $35.4 million, compared to $31.5 million for the 2020 Quarter. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume due to increased demand and an increase in price.

Cost of product revenues (excluding intangible asset amortization) was $15.3 million for the 2021 Quarter, compared to $27.2 million for the 2020 Quarter. The $11.9 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products. In the 2020 Quarter, we recognized $14.2 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement. Our sales-based royalty obligations to Assertio ceased upon closing of the Nucynta Acquisition on February 13, 2020.

Intangible asset amortization was $16.8 million for the 2021 Quarter, compared to $10.3 million for the 2020 Quarter. The $6.5 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost in 2020. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $2.9 million for the 2021 Quarter, compared to $2.7 million for the 2020 Quarter. The $264,000 increase was primarily related to an increase in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $31.5 million for the 2021 Quarter, compared to $31.3 million for the 2020 Quarter. The $216,000 increase was primarily related to:

●	an increase in salaries, wages and benefits, including stock-based compensation expense, of $1.3 million; and
●	an increase in audit, legal and professional fees of $796,000; partially offset by

●	a decrease in sales, marketing, and consulting costs of $1.5 million, primarily due to lower costs incurred in the 2021 Quarter to support the ongoing commercialization of our products; and
●	a decrease in product taxes and fees of $543,000 primarily due to timing of when states enacted certain excise taxes on the sales of opioids.

Operating expenses, excluding stock-based compensation expense, were $27.5 million in the 2021 Quarter compared to $29.0 million in the 2020 Quarter. The $1.5 million decrease was primarily related to the decrease in sales, marketing, and consulting costs as described above.

Interest expense was $5.7 million for the 2021 Quarter, compared to $4.8 million in the 2020 Quarter. The $898,000 increase was primarily due to a full quarter of interest expense recognized in the 2021 Quarter associated with the term notes and convertible notes issued in connection with the Nucynta Acquisition compared to a partial quarter in the 2020 Quarter. This increase was partially offset by lower non-cash interest expense associated with the Company’s senior convertible notes in the 2021 Quarter as a result of the adoption of ASU 2020-06 in the 2021 Quarter.

Interest income was $3,000 for the 2021 Quarter, compared to $212,000 in the 2020 Quarter. The $209,000 decrease was primarily due to lower interest rates in the 2021 Quarter.

Benefit from income taxes was $188,000 for the 2021 Quarter, compared to none for 2020 Quarter. The $188,000 increase was primarily due to excess tax benefits related to stock-based compensation partially offset by provisions for current state income taxes. We did not record income tax expense in 2020 Quarter due to the utilization of NOLs carried forward to offset both federal and state taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred cumulative net losses and negative cash flows from operations since inception until 2020. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock and convertible notes, and commercial bank debt. As of December 31, 2020, we had $174.1 million in cash and cash equivalents. As of March 31, 2021, we had $182.8 million in cash and cash equivalents.

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

The term notes will mature on the calendar quarter end immediately following the 48-month anniversary of the closing of the Nucynta Acquisition, and are guaranteed by our material domestic subsidiaries and are also secured by substantially all of our material domestic assets. The term notes will bear interest at a rate based upon LIBOR (subject to a LIBOR floor of 2.0%), plus a margin of 7.5% per annum. We are required to repay the term notes by making equal quarterly payments.

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

The convertible notes are senior, unsecured obligations and will accrue interest at a rate of 2.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, which began on August 15, 2020. The notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted. Before August 15, 2025, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 34.2618 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $29.19 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

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

Cash Flows

	Three months ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$20,570	$(6,669)
Net cash used in investing activities	(428)	(367,647)
Net cash (used in) provided by financing activities	(11,468)	323,120
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,674	$(51,196)

Operating activities.  Cash provided by operating activities was $20.6 million in the 2021 Quarter, compared to cash used in operating activities of $6.7 million in 2020 Quarter. The $27.3 million increase in cash provided by operating activities was primarily due to higher net income and higher non-cash adjustments including higher intangible asset amortization related to the Nucynta Acquisition and higher stock-based compensation expense.

Investing activities.  Cash used in investing activities was $428,000 in the 2021 Quarter, compared to cash used in investing activities of $367.6 million in the 2020 Quarter. The $367.2 million decrease in cash used in investing activities was primarily related to the Nucynta Acquisition, which closed in the 2020 Quarter. The remaining change is primarily related to the timing of purchases of property and equipment.

Financing activities.  Cash used in financing activities was $11.5 million for the 2021 Quarter, compared to cash provided by financing activities of $323.1 million in the 2020 Quarter. The $334.6 million decrease in cash provided by financing activities was primarily related to net proceeds from the term notes of $192.4 million and issuance of the convertible notes of $138.8 million, both of which were issued in the 2020 Quarter. The remaining change is primarily related to changes in proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at March 31, 2021 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

ADDITIONAL INFORMATION

To supplement our financial results presented on a GAAP basis, we have included information about non-GAAP adjusted EBITDA. We use this non-GAAP financial measure to understand, manage and evaluate our business as we believe it represents the performance of our core business. Because this non-GAAP financial measure is an important internal measure for us, we believe that the presentation of this non-GAAP financial measure provides analysts, investors, lenders and other third parties insight into our view and assessment of our ongoing operating performance. In addition, we believe that the presentation of this non-GAAP financial measure, when viewed with our results under GAAP and the accompanying reconciliation, provide supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing our performance and results from period to period. We report this non-GAAP financial measure to portray the results of our major operations prior to considering certain income statement elements. This non-GAAP financial measure should be considered in addition to, and not as a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP.

In our quarterly and annual reports, earnings press releases and conference calls, we discuss Adjusted EBITDA, a financial measure that is not calculated in accordance with GAAP, to supplement our consolidated financial statements presented on a GAAP basis.

Adjusted EBITDA

Adjusted EBITDA represents GAAP net income adjusted to exclude interest expense, interest income, the benefit from or provision for income taxes, depreciation, amortization, and stock-based compensation. Adjusted EBITDA, as used by us, may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

There are several limitations related to the use of adjusted EBITDA rather than net income, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes; and
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA was $45.3 million for the 2021 Quarter compared to $20.5 million for the 2020 Quarter. The $24.8 million increase was primarily due to higher GAAP net income of $15.2 million and higher adjustments for amortization expense of $6.5 million and stock-based compensation expense of $1.9 million.

Adjusted EBITDA for three months ended March 31, 2021 and 2020 was as follows:

	Three months ended
	March 31,
	2021	2020
GAAP net income	$15,662	$450
Adjustments:
Interest expense	5,721	4,823
Interest income	(3)	(212)
Benefit from income taxes	(188)	—
Depreciation	439	198
Amortization	16,795	10,295
Stock-based compensation expense	6,879	4,951
Total adjustments	$29,643	$20,055
Adjusted EBITDA	$45,305	$20,505

Adjusted EBITDA by quarter during the year ended December 31, 2020 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2020	2020	2020	2020
GAAP net income	$450	$8,058	$11,286	$6,958
Adjustments:
Interest expense	4,823	8,259	8,063	7,737
Interest income	(212)	(14)	(3)	(3)
Provision for income taxes	—	246	280	304
Depreciation	198	196	195	281
Amortization	10,295	16,795	16,795	16,795
Stock-based compensation expense	4,951	5,584	5,165	6,210
Total adjustments	$20,055	$31,066	$30,495	$31,324
Adjusted EBITDA	$20,505	$39,124	$41,781	$38,282

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. There have been no significant changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2020.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Failure to comply with covenants in the indenture governing the Convertible Notes or in the Loan Agreement would constitute an event of default under these instruments, notwithstanding our ability to meet our debt service obligations. Our failure to repurchase notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. In such event, we may not have sufficient funds to satisfy all amounts due under our other indebtedness (including the Loan Agreement) and the notes. The Loan Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the Loan Agreement, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. Moreover, a default on indebtedness under the Loan Agreement could result in a default under the terms of the indenture governing our Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

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

Our commercial organization continues to evolve and we cannot guarantee that we will continue to be successful in marketing our products. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:

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

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, see the section in our Annual Report entitled “Business—Government Regulation—DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. Our inability to expand and maintain coverage and profitable reimbursement rates from both government-funded and private payors for our products could have a material adverse effect on our operating results, our ability to raise capital needed to continue to commercialize our products and our overall financial condition.

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

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act, and the Affordable Care Act has also been subject to challenges in the courts. See the section in our Annual Report entitled “Business—Government Regulation—Healthcare Reform.”

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

Law enforcement and regulatory agencies may apply policies and guidelines that seek to limit the availability or use of opioids. Such efforts may inhibit our ability to continue to commercialize our products.

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

We do not own any manufacturing facilities in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility and do not have the resources and expertise to manufacture and test, on a commercial scale, the technical performance of our products. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturers for our products, as well as other vendors to formulate, test, supply, store and distribute our products and we control only certain aspects of their activities.

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

We presently depend upon a single supplier for the active pharmaceutical ingredient for Xtampza ER (oxycodone base) and the Nucynta Products (tapentadol), and we contract with this supplier for commercial supply to manufacture our products. Further, our sole supplier also supplies our primary competitor in the extended-release oxycodone space, Purdue. Although we have identified an alternate source for oxycodone base for Xtampza ER, it would be time-consuming and costly to qualify this source. Any changes that our supplier makes to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our supplier were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs (including as a result of disruptions in personnel or the global supply chain resulting from the COVID-19 outbreak), we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 36%, 31% and 30% of our product shipments for the three months ended March 31, 2021. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

The outbreak and any preventative or protective actions that we, our manufacturers, suppliers, licensors and other collaborators or governmental authorities may take with respect to the COVID-19 pandemic have disrupted and may continue to disrupt our business and the U.S. and global economies as a whole. The COVID-19 pandemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to a substantial percentage of personnel contracting the virus or due to shutdowns that have been or may be requested or mandated by governmental authorities. The full extent to which the COVID-19 pandemic will affect the U.S. and global economies is unknown.

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

The extent to which the COVID-19 pandemic continues to impact our results of operation will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the rate and manner in which it spreads, the duration of the pandemic, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. Although travel and other restrictions have started to be lifted in certain jurisdictions, there remains substantial uncertainty as to the possibility of further surges in infections, which could lead to travel and other restrictions being re-imposed. These actions could have a material adverse impact on our business, financial condition and results of operations, and we will continue to monitor the effects of the COVID-19 pandemic closely.

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

As of March 31, 2021, there were outstanding options to purchase an aggregate of 3,608,826 shares of our common stock at a weighted average exercise price of $18.09 per share, of which options to purchase 2,353,069 shares of our common stock were then exercisable. In addition, as of March 31, 2021, we had an outstanding warrant to purchase

1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended March 31, 2021:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2021 through January 31, 2021	1,791	$20.48	—	—
February 1, 2021 through February 28, 2021	132,853	$25.95	—	—
March 1, 2021 through March 31, 2021	918	$24.70	—	—
Total	135,562	$25.87	—	—

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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 6, 2021	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	May 6, 2021	By:	/s/ PAUL BRANNELLY
Paul Brannelly
Chief Financial Officer
(Principal financial and accounting officer)