Form 10-Q
period 2021-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2021-08-05
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

As of July 31, 2021, there were 35,564,465 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products, particularly in light of current global challenges stemming from the COVID-19 pandemic;
●	our ability to obtain and maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P.;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredient for each of our products and to manufacture adequate quantities of commercially salable inventory and to maintain our supply chain in the face of global challenges, such as the COVID-19 pandemic;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$202,771	$174,116
Accounts receivable, net	90,098	83,320
Inventory	19,595	15,614
Prepaid expenses and other current assets	6,068	4,838
Total current assets	318,532	277,888
Property and equipment, net	19,555	18,988
Operating lease assets	8,023	8,391
Intangible asset, net	302,314	335,904
Restricted cash	2,547	2,547
Deferred tax assets	62,649	—
Other noncurrent assets	115	123
Total assets	$713,735	$643,841
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,543	$10,016
Accrued expenses	27,386	24,656
Accrued rebates, returns and discounts	143,224	156,554
Current portion of term notes payable	47,919	47,495
Current portion of operating lease liabilities	771	730
Total current liabilities	226,843	239,451
Term notes payable, net of current portion	85,944	110,019
Convertible senior notes	139,511	99,575
Operating lease liabilities, net of current portion	8,371	8,765
Total liabilities	460,669	457,810
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; issued and outstanding shares - 35,523,917 at June 30, 2021 and 34,612,054 at December 31, 2020	36	35
Additional paid-in capital	492,384	519,143
Accumulated deficit	(239,354)	(333,147)
Total shareholders’ equity	253,066	186,031
Total liabilities and shareholders’ equity	$713,735	$643,841

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Product revenues, net	$82,942	$78,058	$170,663	$154,569
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	15,908	12,899	31,236	40,128
Intangible asset amortization	16,795	16,795	33,590	27,090
Total cost of products revenues	32,703	29,694	64,826	67,218
Gross profit	50,239	48,364	105,837	87,351
Operating expenses
Research and development	3,462	2,493	6,392	5,159
Selling, general and administrative	30,368	29,322	61,844	60,582
Total operating expenses	33,830	31,815	68,236	65,741
Income from operations	16,409	16,549	37,601	21,610
Interest expense	(5,421)	(8,259)	(11,142)	(13,082)
Interest income	3	14	6	226
Income before income taxes	10,991	8,304	26,465	8,754
(Benefit from) provision for income taxes	(61,852)	246	(62,040)	246
Net income	$72,843	$8,058	$88,505	$8,508

Earnings per share — basic	$2.06	$0.23	$2.52	$0.25
Weighted-average shares — basic	35,302,608	34,395,266	35,128,144	34,247,977

Earnings per share — diluted	$1.79	$0.23	$2.20	$0.24
Weighted-average shares — diluted	41,286,853	35,091,906	41,251,749	35,089,740

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2021	2020
Operating activities
Net income	$88,505	$8,508
Adjustments to reconcile net income to net cash used in operating activities:
Amortization expense	33,590	27,090
Depreciation expense	864	394
Deferred income taxes	(62,649)	—
Stock-based compensation expense	13,395	10,535
Non-cash lease expense	15	36
Non-cash interest expense for amortization of debt discount and issuance costs	1,795	3,860
Changes in operating assets and liabilities:
Accounts receivable	(6,778)	(8,242)
Inventory	(4,498)	(9,785)
Prepaid expenses and other assets	(1,301)	(2,005)
Accounts payable	(2,472)	1,935
Accrued expenses	2,969	(8,645)
Accrued rebates, returns and discounts	(13,330)	13,504
Net cash provided by operating activities	50,105	37,185
Investing activities
Purchase of intangible asset	—	(368,226)
Purchases of property and equipment	(1,153)	(1,662)
Net cash used in investing activities	(1,153)	(369,888)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	358	357
Proceeds from the exercise of stock options	8,274	6,080
Payments made for employee stock tax withholdings	(3,929)	(1,922)
Proceeds from issuance of term note, net of issuance costs of $2,456	—	192,117
Proceeds from convertible senior notes, net of issuance costs of $5,473	—	138,277
Repayment of term notes	(25,000)	(12,500)
Repayment of term loan	—	(11,500)
Net cash (used in) provided by financing activities	(20,297)	310,909

Net increase (decrease) in cash, cash equivalents and restricted cash	28,655	(21,794)
Cash, cash equivalents and restricted cash at beginning of period	176,663	170,019
Cash, cash equivalents and restricted cash at end of period	$205,318	$148,225

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$202,771	$145,678
Restricted cash	2,547	2,547
Total cash, cash equivalents and restricted cash	$205,318	$148,225

Supplemental disclosure of cash flow information
Cash paid for interest	$9,348	$8,259
Cash paid for income taxes	$876	$—

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$55	$1,555
Accrued royalties discharged upon closing of asset acquisition	$—	$1,145
Inventory used in the construction and installation of property and equipment	$516	$613

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company is a specialty pharmaceutical company committed to being the leader in responsible pain management. The Company’s first product, Xtampza® ER, is an abuse-deterrent, extended-release, oral formulation of oxycodone. In April 2016, the United States Food and Drug Administration (the “FDA”) approved the Company’s new drug application (“NDA”) for Xtampza ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In June 2016, the Company announced the commercial launch of Xtampza ER.

The Company’s product portfolio also includes Nucynta® ER and Nucynta IR (the “Nucynta Products”). On February 6, 2020, the Company entered into an Asset Purchase Agreement with Assertio Therapeutics, Inc. (“Assertio”), pursuant to which the Company agreed to acquire from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”) that it had previously licensed pursuant to a 2017 commercialization agreement with Assertio (the “Nucynta Commercialization Agreement”). The Nucynta Acquisition included a license from Grünenthal GmbH (“Grünenthal”), pursuant to which the Company assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products. The Nucynta Acquisition was consummated on February 13, 2020 for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments as described in the Nucynta Purchase Agreement. Following the closing, the Company’s prior royalty obligation to Assertio ceased and the Company’s only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

The Company periodically reviews its accounting estimates in light of changes in circumstances, facts and experience. As of the date of the filing of this Quarterly Report on Form 10-Q, we expect the COVID-19 pandemic and actions taken to contain it to continue to impact our revenue, primarily due to fewer new patients beginning therapy with our products and an adverse impact on our ability to promote our products due to restrictions in access to certain physicians’ offices. Notwithstanding the lifting of COVID-19 restrictions in many jurisdictions, the offices that our sales force call upon continue to limit in-person patient visits and the ability of our sales force to make in person office visits. In addition, we have experienced a decrease in certain operating expenses since the onset of the COVID-19 pandemic, including travel, marketing and expenses associated with participation in congresses that have been postponed. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease. Although travel and other restrictions have been lifted in certain jurisdictions, there remains substantial uncertainty as to the possibility of further surges in infections, including surges resulting from the development of new variants of COVID-19, such as the Delta variant, which could lead to travel and other restrictions being re-imposed.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to continue successfully commercializing products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, litigation related to opioid marketing and distribution practices, inability to manufacture adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, protection of intellectual property, and patent infringement litigation.

The Company believes that its cash and cash equivalents at June 30, 2021, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The Company elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change was removing the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 was an increase to the carrying amount of the convertible notes of $39,489, a reduction to accumulated deficit of $5,288, and a reduction to additional paid-in capital of $44,777. Interest expense of the convertible senior notes will be lower as a result of adoption of this guidance and diluted net loss per share will be computed using the if-converted method for the convertible senior notes. As a result of the adoption of this guidance, interest expense was decreased by and net income was increased by $1,601, basic earnings per share was increased by $0.05, and diluted earnings per share was decreased by $0.17 for the three months ended June 30, 2021. Interest expense was decreased by and net income was increased by $3,152, basic earnings per share was increased by $0.09, and diluted earnings per share was decreased by $0.15 for the six months ended June 30, 2021.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new standard became effective immediately and may be applied prospectively to contracts and transactions through December 31, 2022. Subsequent to issuance, the FASB issued ASU 2021-01 in January 2021 to refine and clarify some of its guidance on ASU 2020-04. Upon the transition of the Company’s contracts and transactions to new reference rates in connection with reference rate reform, the Company will prospectively apply the standard and disclose the effect on its condensed consolidated financial statements.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2021 and 2020:

			Trade
	Rebates and	Product	Allowances and
Six months ended June 30, 2021	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2020	$132,775	$23,779	$19,055
Provision related to current period sales	179,571	7,491	42,059
Changes in estimate related to prior period sales	(441)	—	—
Credits/payments made	(178,508)	(21,443)	(33,764)
Balance at June 30, 2021	$133,397	$9,827	$27,350

			Trade
	Rebates and	Product	Allowances and
Six months ended June 30, 2020	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2019	$129,901	$27,648	$14,020
Provision related to current period sales	162,637	6,703	37,230
Changes in estimate related to prior period sales	(171)	—	85
Credits/payments made	(154,145)	(1,520)	(36,482)
Balance at June 30, 2020	$138,222	$32,831	$14,853

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

As of June 30, 2021, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company discloses disaggregated revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. When selecting the type of category to use to disaggregate revenue, the Company considered how information about the Company’s revenue has been presented for other purposes as well as what information is regularly reviewed and used for evaluating financial performance. As such, the Company disaggregates its product revenue, net from contracts with customers by product, as disclosed in the table below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Xtampza ER	$33,023	$33,557	$68,432	65,064
Nucynta Products(1)	49,919	44,501	102,231	89,505
Total product revenues, net	$82,942	$78,058	$170,663	$154,569

(1) For the three months ended June 30, 2021, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $29,241 and $20,678, respectively. For the three months ended June 30, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $29,073 and $15,427, respectively. For the six months ended June 30, 2021, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $59,767 and $42,464, respectively. For the six months ended June 30, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $57,044 and $32,461, respectively.

4. License Agreements

The Company periodically enters into license agreements to develop and commercialize its products. As of December 31, 2019, the Company’s only license agreement was the Nucynta Commercialization Agreement. Upon the closing of the Nucynta Acquisition in February 2020, the Nucynta Commercialization Agreement was effectively terminated. Prior to the Nucynta Acquisition, the Company was conditionally obligated to make royalty payments to Assertio conditional upon net sales.

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

5. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock or if-converted accounting method. Potentially dilutive securities outstanding include stock options, unvested restricted stock units (“RSUs”), performance share units (“PSUs”), warrants, and shares related to the convertible senior notes, but are only included to the extent that their addition is dilutive.

The following table presents the computations of basic and dilutive earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$72,843	$8,058	$88,505	$8,508
Adjustment for interest expense recognized on convertible senior notes:	1,168	—	2,333	—
Net income — diluted	$74,011	$8,058	$90,838	$8,508
Denominator:
Weighted-average shares outstanding — basic	35,302,608	34,395,266	35,128,144	34,247,977
Effect of dilutive securities:
Stock options	580,329	432,688	624,602	491,985
Restricted stock units	302,737	212,221	384,908	262,849
Performance share units	—	8,796	—	8,459
Employee stock purchase plan	125	22,822	1,149	31,608
Warrants	175,920	20,113	187,812	46,862
Convertible senior notes	4,925,134	—	4,925,134	—

Weighted average shares outstanding — diluted	41,286,853	35,091,906	41,251,749	35,089,740

Earnings per share — basic	$2.06	$0.23	$2.52	$0.25
Earnings per share — diluted	$1.79	$0.23	$2.20	$0.24

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. Since the Company intends to settle the principal amount of the convertible senior notes in cash, the Company used the treasury stock method for determining the potential dilution in the diluted earnings per share computation for the three and six months ended June 30, 2020. Effective for the three and six months ended June 30, 2021, the Company used the if-converted method for the convertible senior notes as a result of the adoption of ASU 2020-06, as described in Recently Adopted Accounting Pronouncements above.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options	1,416,696	2,361,601	1,415,431	2,269,895
Restricted stock units	677,824	722,388	677,824	648,842
Performance share units	392,220	267,498	392,220	267,498
Convertible senior notes	—	4,925,134	—	4,925,134

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2021 and 2020.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2021 and December 31, 2020:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Money market funds, included in cash equivalents	$45,074	$45,074	$—	$—

December 31, 2020
Money market funds, included in cash equivalents	$45,069	$45,069	$—	$—

As of June 30, 2021, the convertible senior notes had a fair value of approximately $162,337 and a net carrying value of $139,511. The fair value of the Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation.

The fair value of the Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

As of June 30, 2021, and December 31, 2020, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued rebates, returns and discounts, and term notes payable reasonably approximated their estimated fair values.

7. Inventory

Inventory as of June 30, 2021 and December 31, 2020 consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
Raw materials	$6,100	$3,514
Work in process	3,995	1,096
Finished goods	9,500	11,004
Total inventory	$19,595	$15,614

The aggregate charges related to excess inventory for the three and six months ended June 30, 2021 and 2020 were immaterial. These expenses were recorded as a component of cost of product revenues. During the three and six months ended June 30, 2021, inventory used in the construction and installation of property and equipment was zero and $516, respectively. During the three and six months ended June 30, 2020, inventory used in the construction and installation of property and equipment was $219 and $613, respectively.

8. Intangible Asset

As of June 30, 2021 and December 31, 2020, the Company’s only intangible asset (the “Nucynta Intangible Asset”) is related to the Nucynta Acquisition and Nucynta Commercialization Agreement. The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of June 30,	As of December 31,
	2021	2020
Gross carrying amount	$521,170	$521,170
Accumulated amortization	(218,856)	(185,266)
Intangible asset, net	$302,314	$335,904

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

A summary of the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset is as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Balance as of December 31, 2019	$154,089	$(124,586)	$29,503
Amortization expense through Nucynta Acquisition	—	(1,754)	(1,754)
Additional cost incurred from Nucynta Acquisition	367,081	—	367,081
Amortization expense from Nucynta Acquisition through period end	—	(58,926)	(58,926)
Balance as of December 31, 2020	$521,170	$(185,266)	$335,904
Amortization expense through period end	—	(33,590)	(33,590)
Balance as of June 30, 2021	$521,170	$(218,856)	$302,314

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

The following table presents amortization expense recognized for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Nucynta amortization expense included in cost of product revenues	$16,795	$16,795	$33,590	$27,090

As of June 30, 2021, the remaining amortization period is approximately 4.5 years and is expected to be recognized in the following periods:

Years ended December 31,	Amortization Expense
2021	$33,591
2022	67,181
2023	67,181
2024	67,181
2025	67,180
Remaining amortization expense:	$302,314

9. Accrued Expenses

Accrued expenses as of June 30, 2021 and December 31, 2020 consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
Accrued royalties	$14,312	$12,954
Accrued product taxes and fees	2,205	1,817
Accrued bonuses	1,860	4,571
Accrued payroll and related benefits	1,827	892
Accrued audit and legal	1,775	445
Accrued incentive compensation	1,504	1,417
Accrued interest	1,415	1,415
Accrued sales and marketing	839	261
Accrued income taxes	104	—
Accrued other operating costs	1,545	884
Total accrued expenses	$27,386	$24,656

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

The term notes bear interest at a rate based upon the three-month LIBOR rate, subject to a LIBOR floor of 2.0%, plus a margin of 7.5% per annum, payable quarterly in arrears. The Company is required to repay the term notes by making equal quarterly payments of principal beginning in the first quarter immediately following the third month anniversary of the Closing Date. The term notes will mature on the calendar quarter end immediately following the 48-month anniversary of the Closing Date and are guaranteed by the Company’s material domestic subsidiaries and also secured by substantially all of the Company’s material assets. On the Closing Date, the Company paid to Pharmakon a facility fee equal to 2.50% of the aggregate principal amount of the term notes, or $5,000, in addition to $427 of other expenses incurred by Pharmakon and reimbursed by the Company (together, the “discount”). Net proceeds of $194,573 were transferred to Assertio by the Company as agent in partial satisfaction of the Nucynta Purchase Agreement. In addition, the Company capitalized $2,456 of term notes issuance costs, related to legal and advisory fees.

Except with respect to certain prepayments made with the proceeds from new equity issuances as described below, the Loan Agreement permits voluntary prepayment at any time, subject to a prepayment premium. The prepayment premium is equal to 3.00% of the principal amount being prepaid prior to the second-year anniversary of the Closing Date, 2.00% of the principal amount being prepaid on or after the second-year anniversary, but on or prior to the third-year anniversary, of the Closing Date, and 1.00% of the principal amount being prepaid on or after the third-year anniversary of the Closing Date, but prior to the fourth-year anniversary of the Closing Date. The Loan Agreement also includes a make-whole premium if there is a voluntary prepayment, a prepayment due to a change in control or acceleration following an Event of Default on or prior to the second-year anniversary of the Closing Date, in each case in an amount equal to foregone interest from the date of prepayment through the second-year anniversary of the Closing Date. A change of control triggers a mandatory prepayment of the term notes.

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

During the three and six months ended June 30, 2021, the Company recognized interest expense of $4,254 and $8,810, respectively, related to the term notes.

As of June 30, 2021, principal repayments under the term notes are estimated to be paid as follows:

Years ended December 31,	Principal Payments
2021	$25,000
2022	50,000
2023	50,000
2024	12,500
Total before unamortized discount and issuance costs	$137,500
Less: unamortized discount and issuance costs	(3,637)
Total term notes	$133,863

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

As of June 30, 2021, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of June 30, 2021, the convertible notes outstanding consisted of the following:

Principal	$143,750
Less: unamortized issuance costs	(4,239)
Net carrying amount	$139,511

The Company determined the expected life of the convertible notes was equal to its six-year term. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the convertible notes was 3.26%. As of June 30, 2021, the if-converted value did not exceed the remaining principal amount of the convertible notes.

The following table presents the total interest expense recognized related to the convertible notes during the three and six months ended June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$943	$933	$1,887	$1,436
Amortization of debt discount	—	1,540	—	2,359
Amortization of debt issuance costs	225	122	446	188
Total interest expense	$1,168	$2,595	$2,333	$3,983

As of June 30, 2021, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2021	$1,887
2022	3,773
2023	3,773
2024	3,773
2025	3,773
Thereafter	145,638
Total minimum payments	$162,617
Less: interest	(18,867)
Less: unamortized issuance costs	(4,239)
Convertible senior notes	$139,511

12. Equity

The changes in shareholders’ equity for the three and six months ended June 30, 2021 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	34,612,054	$35	$519,143	$(333,147)	$186,031
Cumulative effect adjustment for adoption of ASU 2020-06	—	—	(44,777)	5,288	(39,489)
Exercise of common stock options	289,164	—	4,102	—	4,102
Issuance for employee stock purchase plan	24,630	—	358	—	358
Vesting of RSUs and PSUs	413,538	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(135,562)	—	(3,508)	—	(3,508)
Stock-based compensation	—	—	6,879	—	6,879
Net income	—	—	—	15,662	15,662
Balance, March 31, 2021	35,203,824	$35	$482,197	$(312,197)	$170,035
Exercise of common stock options	273,127	1	4,092	—	4,093
Vesting of RSUs and PSUs	65,107	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(18,141)	—	(421)	—	(421)
Stock-based compensation	—	—	6,516	—	6,516
Net income	—	—	—	72,843	72,843
Balance, June 30, 2021	35,523,917	$36	$492,384	$(239,354)	$253,066

The changes in shareholders’ equity for the three six months ended June 30, 2020 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	33,678,840	$34	$447,297	$(359,899)	$87,432
Exercise of common stock options	455,573	—	4,454	—	4,454
Issuance for employee stock purchase plan	39,411	—	357	—	357
Vesting of RSUs	195,280	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(63,064)	—	(1,358)	—	(1,358)
Stock-based compensation	—	—	4,951	—	4,951
Equity component of 2020 Convertible Notes, net of issuance costs of $1,773	—	—	44,777	—	44,777
Net income	—	—	—	450	450
Balance, March 31, 2020	34,306,040	34	500,478	(359,449)	141,063
Exercise of common stock options	131,562	—	1,626	—	1,626
Vesting of RSUs	83,461	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(26,761)	—	(564)	—	(564)
Stock-based compensation	—	—	5,584	—	5,584
Net income	—	—	—	8,058	8,058
Balance, June 30, 2020	34,494,302	$34	$507,124	$(351,391)	$155,767

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of June 30, 2021, there were 896,097 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 13, Stock-based Compensation, for more information.

Warrants

As of June 30, 2021, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022. The Company has recorded the relative fair value of the warrant as a component of equity interest issued by the Company as consideration transferred in the cost accumulation model for the asset acquisition. The Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. The Company concluded that the warrant met the definition of an equity instrument and was recorded as a component of additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet as of the issuance date.

13. Stock-based Compensation

Performance Share Units, Restricted Stock Units and Stock Options

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

A summary of the Company’s PSU activity for the six months ended June 30, 2021 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2020	283,223	$24.26
Granted	231,180	35.15
Vested	(66,974)	22.35
Forfeited	(42,600)	28.76
Performance adjustment	(12,609)	21.80
Outstanding at June 30, 2021	392,220	$30.59

The number of PSUs granted represents the target number of shares of common stock that may be earned, however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the six months ended June 30, 2021 and 2020 was $35.15 and $28.49, respectively.

Restricted Stock Units

The Company granted RSUs to employees for the six months ended June 30, 2021. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the six months ended June 30, 2021 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2020	1,242,387	$19.42
Granted	1,324,981	24.37
Vested	(411,671)	19.11
Forfeited	(161,185)	22.20
Outstanding at June 30, 2021	1,994,512	$22.55

The weighted-average grant date fair value per share of RSUs granted for the six months ended June 30, 2021 and 2020 was $24.37 and $21.37, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the six months ended June 30, 2021 and 2020 was $10,515 and $5,945, respectively.

Stock Options

A summary of the Company’s stock option activity for the six months ended June 30, 2021 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2020	3,860,481	$17.78	7.2	$13,011
Granted	90,000	21.03
Exercised	(562,291)	14.57
Cancelled	(145,820)	20.31
Outstanding at June 30, 2021	3,242,370	$18.31	6.8	$17,939
Exercisable at June 30, 2021	2,297,541	$18.03	6.3	$13,446

The weighted average assumptions used in the Black Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Six months ended June 30,
	2021	2020
Risk-free interest rate	0.7%	1.3%
Volatility	67.2%	66.1%
Expected term (years)	6.0	6.1
Expected dividend yield	—%	—%

The weighted-average grant date fair value per share of stock options granted for the six months ended June 30, 2021 and 2020 was $12.60 and $12.83, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the six months ended June 30, 2021, 24,630 shares of common stock were purchased for total proceeds of $358. The expense for the three months ended

June 30, 2021 and 2020 was $65 and $92, respectively. The expense for the six months ended June 30, 2021 and 2020 was $137 and $171, respectively.

Stock-based Compensation Expense

A summary of the Company’s stock-based compensation expense was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$1,248	984	$2,465	1,754
Selling, general and administrative	5,268	4,600	10,930	8,781
Total stock-based compensation expense	$6,516	$5,584	$13,395	$10,535

At June 30, 2021, there was approximately $56,389 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

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

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of the PTAB proceedings and any appeal thereto. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion. On June 28, 2021, the Company advised the PTAB that District Court litigation on the ‘961 patent had resumed but that District Court Judge Saylor had expressed interest in a decision of the PTAB and stated the Court did not want the PTAB to drop the PGR in favor of the District Court Litigation. On June 29, 2021, the PTAB advised the parties that the PGR panel expects to issue a paper in the PGR proceeding within the next three months.

On April 2, 2021, the Court granted Purdue’s Motion to Lift the Stay in the District of Massachusetts that was entered following Purdue’s Notice of Bankruptcy. On April 9, 2021, Purdue filed another follow-on lawsuit asserting infringement of U.S. Patent No. 10,407,434, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. The Company responded to Purdue’s complaint asserting the ’434 patent with a motion to dismiss. On May 21, 2021, and in response to the Company’s motion to dismiss, Purdue filed an amended complaint asserting the ’434 patent. The Company renewed its motion to dismiss on June 4, 2021, arguing: (i) Purdue cannot, as a matter of law, state a claim for infringement under § 271(e)(2)(A); (ii) Purdue cannot, as a matter of law, state a claim for product-by-process infringement under §271(g); and (iii) Purdue has not alleged facts sufficient to support any indirect infringement theory under §271(b) or (c). The Company’s motion is pending before the Court.

Like the prior follow-on lawsuits, the ’434 patent litigation was consolidated into the lead case and a scheduling order was entered setting an October 5, 2021 claim construction hearing for the ʼ961 patent and the ʼ434 patent, a fact discovery deadline on March 11, 2022, and an expert discovery deadline of May 17, 2022. The court has not set a deadline for dispositive motions or trial.

The remaining patents-in-suit in the lead consolidated action in the District of Massachusetts are the ʼ933, ʼ919, ʼ434, and ʼ961 patents. Purdue has made a demand for monetary relief but has not quantified its alleged damages. Purdue has also requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and has requested a judgment that the remaining asserted patents are invalid and/or not infringed; the Company is also seeking a judgment that the case is exceptional and has requested an award of the Company’s attorneys’ fees for defending the case.

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

Eight cases that name the Company as a defendant, originally filed in three states, remain pending in the MDL:

1.	Virginia. On January 11, 2019, the City of Portsmouth filed a lawsuit in Virginia Circuit Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws. On October 3, 2019, the City of Portsmouth case was transferred to the MDL.
2.	New Jersey. On March 15, 2019, the Company was named in a lawsuit in the MDL by the City of Paterson, New Jersey. The lawsuit alleges violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws, and seeks, generally, penalties and/or injunctive relief. On June 14, 2019, the City of Trenton filed a lawsuit in the New Jersey Superior Court against the Company and other pharmaceutical manufacturers and distributors. The lawsuit alleges a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, and violations of state consumer protection laws and the New Jersey Drug Dealer Liability Act. On

December 18, 2019, the case was transferred to the MDL.
3.	Connecticut. On April 9, 2019, the City of Norwich, Connecticut and the Town of Enfield, Connecticut filed lawsuits that name the Company in Connecticut Superior Court. The lawsuits allege violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On June 28, 2019, both cases were transferred to the MDL. In October 2019, the Company was named in two additional Connecticut lawsuits: the City of Middletown and the Town of Wethersfield. These cases were both also transferred to the MDL in July 2019. Finally, on January 15, 2020, the Town of Windham, Connecticut filed a lawsuit that names the Company, among other pharmaceutical manufacturers, in Connecticut Superior Court. The lawsuit alleges violations of fraud, public nuisance, negligent misrepresentation, and violations of state consumer protection laws. On March 3, 2020, the lawsuit was transferred to the MDL.

Each of the lawsuits in the MDL naming the Company seeks, generally, penalties and injunctive relief. None of the lawsuits naming the Company are designated as representative cases in the MDL, and therefore, are effectively currently stayed.

Outside of the MDL, there are several cases pending against the Company in state courts in Pennsylvania and Massachusetts:

1.	In Pennsylvania, six lawsuits naming the Company have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. These include lawsuits filed between May 2018 and July 2019 on behalf of Bucks County, Clinton County, Mercer County, Warrington Township, Warminster Township, and the City of Lock Haven, each of Pennsylvania, alleging claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. None of these cases has been designated a Track One case in which discovery would commence, and therefore they are all effectively stayed at present.

2.	In Massachusetts, there are lawsuits by the City of Worcester, the City of Salem, the City of Framingham, the Town of Lynnfield, the City of Springfield, the City of Haverhill, the City of Gloucester, the Town of Canton, the Town of Wakefield, the City of Chicopee, the Town of Natick, the City of Cambridge and the Town of Randolph, all of which have been consolidated before the Business Litigation Session of the Superior Court. The actions allege a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, defendants’ motions to dismiss were denied on January 3, 2020. There is no trial date set for this case.

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

15. Income Taxes

The Company is subject to U.S. federal and state income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period in which they occur.

The following table presents information regarding Company’s income tax (benefit) provision recognized for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(Benefit from) provision for income taxes	$(61,852)	$246	$(62,040)	$246
Effective tax rate	(562.8)%	3.0%	(234.4)%	2.8%

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. Prior to generating income during the year ended December 31, 2020, the Company had a history of operating losses and a valuation allowance was maintained on the majority of the Company’s deferred tax assets through March 31, 2021.

As a result of sustained positive earnings history through cumulative earnings over the last three years, as of June 30, 2021, the Company began using projections of future taxable income as a source of realizing its deferred tax assets. Accordingly, the Company released the portion of the valuation allowance on deferred tax assets expected to be realized through future earnings in the three months ended June 30, 2021, recognizing a discrete deferred tax benefit of $62,649. The net operating losses expected to be recovered through ordinary income in the year ended December 31, 2021 are included in the annual effective tax rate. Changes in estimates of the portion of the operating losses expected to be recovered in the current year will impact the annual effective tax rate in the applicable period. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions of $1,966 as of June 30, 2021.

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

For the six months ended June 30, 2021, we generated $170.7 million in net revenues, comprised of $68.4 million from sales of Xtampza ER and $102.2 million from sales of the Nucynta Products.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza ER to approximately 11,000 health care professionals who write approximately 65% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 142 sales representatives and managers. We are promoting the Nucynta Products to the same health care professionals to whom we promote Xtampza ER, leveraging our existing sales organization. We have historically paid royalties to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds. Upon the closing of the Nucynta Acquisition and the termination of the Nucynta Commercialization Agreement (except for certain sections that survive in accordance with the Nucynta Purchase Agreement) in February 2020, our prior royalty obligation to Assertio ceased and our only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

We were historically not profitable and incurred net losses in each year since inception until 2020. We generated net income of $88.5 million in the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $239.4 million. Substantially all of our net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs.

We believe that our cash and cash equivalents at June 30, 2021, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

As of the date of the filing of this Quarterly Report on Form 10-Q, we expect the COVID-19 pandemic and actions taken to contain it to continue to impact our revenue, primarily due to fewer new patients beginning therapy with our products and an adverse impact on our ability to promote our products due to restrictions in access to certain physicians’ offices. Notwithstanding the lifting of COVID-19 restrictions in many jurisdictions, the offices that our sales force call upon continue to limit in-person patient visits and the ability of our sales force to make in person office visits. In addition, we have experienced a decrease in certain operating expenses since the onset of the COVID-19 pandemic, including travel, marketing and expenses associated with participation in congresses that have been postponed. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease. Although travel and other restrictions have been lifted in certain jurisdictions, there remains substantial uncertainty as to the possibility of further surges in infections, including surges resulting from the development of new variants of COVID-19, such as the Delta variant, which could lead to travel and other restrictions being re-imposed.

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

The critical accounting policies we identified in our Annual Report relate to revenue recognition and impairment of intangible assets. Estimates include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets and tax valuation allowances. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Product revenues, net	$82,942	$78,058	$170,663	$154,569
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	15,908	12,899	31,236	40,128
Intangible asset amortization	16,795	16,795	33,590	27,090
Total cost of products revenues	32,703	29,694	64,826	67,218
Gross profit	50,239	48,364	105,837	87,351
Operating expenses
Research and development	3,462	2,493	6,392	5,159
Selling, general and administrative	30,368	29,322	61,844	60,582
Total operating expenses	33,830	31,815	68,236	65,741
Income from operations	16,409	16,549	37,601	21,610
Interest expense	(5,421)	(8,259)	(11,142)	(13,082)
Interest income	3	14	6	226
Income before income taxes	10,991	8,304	26,465	8,754
(Benefit from) provision for income taxes	(61,852)	246	(62,040)	246
Net income	$72,843	$8,058	$88,505	$8,508

Comparison of the three months ended June 30, 2021 and June 30, 2020

Product revenues, net were $82.9 million for the three months ended June 30, 2021 (the “2021 Quarter”), compared to $78.1 million for the three months ended June 30, 2020 (the “2020 Quarter”). The $4.8 million increase was related to an increase in revenue for the Nucynta Products of $5.4 million partially offset by a decrease in revenue for Xtampza ER of $600,000. For the 2021 Quarter, Nucynta IR and ER product revenues, net were $29.2 million and $20.7 million, respectively, compared to $29.1 million and $15.4 million, respectively, for the 2020 Quarter. The increase in revenue for the Nucynta Products was primarily related to a benefit from lower gross-to-net adjustments and an increase in price, partially offset by lower sales volume. For the 2021 Quarter, Xtampza ER product revenues, net were $33.0 million, compared to $33.6 million for the 2020 Quarter. The decrease in revenue for Xtampza ER was primarily related to higher gross-to-net adjustments, partially offset by an increase in sales volume and price.

Cost of product revenues (excluding intangible asset amortization) was $15.9 million for the 2021 Quarter, compared to $12.9 million for the 2020 Quarter. The $3.0 million increase was primarily related to an overall increase in sales volume as well as higher royalty expense due to the increase in net sales of the Nucynta Products.

Intangible asset amortization was $16.8 million for the 2021 Quarter, compared to $16.8 million for the 2020 Quarter.

Research and development expenses were $3.5 million for the 2021 Quarter, compared to $2.5 million for the 2020 Quarter. The $1 million increase was primarily due to research related trial costs in connection with the Nucynta ER manufacturing transition.

Selling, general and administrative expenses were $30.4 million for the 2021 Quarter, compared to $29.3 million for the 2020 Quarter. The $1.1 million increase was primarily related to:

●	an increase in audit, legal and professional fees of $1.3 million; and
●	an increase in salaries, wages and benefits, including stock-based compensation expense, of $1.3 million; partially offset by

●	a decrease in sales, marketing, and consulting costs of $1.2 million, primarily due to lower costs incurred in the 2021 Quarter to support the ongoing commercialization of our products.

Interest expense was $5.4 million for the 2021 Quarter, compared to $8.3 million in the 2020 Quarter. The $2.9 million decrease was primarily due to lower non-cash interest expense associated with the Company’s senior convertible notes in the 2021 Quarter as a result of the adoption of ASU 2020-06 in Q1 2021 combined with lower cash interest expense associated with the Company’s term note due to continued principal repayments.

Interest income was $3,000 for the 2021 Quarter, compared to $14,000 in the 2020 Quarter. The $11,000 decrease was primarily due to lower interest rates in the 2021 Quarter.

Benefit from income taxes was $61.9 million for the 2021 Quarter, which includes a $62.6 million discrete tax benefit related to the release of the Company’s tax valuation allowance on the majority of its net operating losses and other deferred tax assets. The provision for income taxes was $246,000 in the 2020 Quarter. The $62.1 million increase was primarily due to the Company’s valuation allowance release in the 2021 Quarter.

The discrete tax benefit related to the release of the valuation allowance had a significant impact on earnings per share, increasing basic earnings per share by $1.77 and diluted earnings per share by $1.52 in the 2021 Quarter.

Comparison of the six months ended June 30, 2021 and June 30, 2020

Product revenues, net were $170.7 million for the six months ended June 30, 2021 (the “2021 Period”), compared to $154.6 million for the six months ended June 30, 2020 (the “2020 Period”). The $16.1 million increase was related to an increase in revenue for the Nucynta Products of $12.7 million combined with an increase in revenue for Xtampza ER of $3.4 million. For the 2021 Period, Nucynta IR and ER product revenues, net were $59.8 million and $42.5 million, respectively, compared to $57.0 million and $32.5 million, respectively, for the 2020 Period. The increase in revenue for the Nucynta Products was primarily related to a benefit from lower gross-to-net adjustments and an increase in price, partially offset by lower sales volume. For the 2021 Period, Xtampza ER product revenues, net were $68.5 million, compared to $65.1 million for the 2020 Period. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume and price, partially offset by higher gross-to-net adjustments

Cost of product revenues (excluding intangible asset amortization) was $31.2 million for the 2021 Period, compared to $40.1 million for the 2020 Period. The $8.9 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products, partially offset by an increase in sales volume. In the 2020 Period, we recognized $14.2 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement. Our sales-based royalty obligations to Assertio ceased upon closing of the Nucynta Acquisition on February 13, 2020.

Intangible asset amortization was $33.6 million for the 2021 Period, compared to $27.1 million for the 2020 Period. The $6.5 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost in 2020. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $6.4 million for the 2021 Period, compared to $5.2 million for the 2020 Period. The $1.2 million increase was primarily due to research related trial costs in connection with the Nucynta ER manufacturing transition as well as salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $61.8 million for the 2021 Period, compared to $60.6 million for the 2020 Period. The $1.2 million increase was primarily related to:

●	an increase in salaries, wages and benefits, including stock-based compensation expense, of $2.6 million; and
●	an increase in audit, legal and professional fees of $2.0 million; partially offset by
●	a decrease in sales, marketing, and consulting costs of $2.6 million, primarily due to lower costs incurred in the 2021 Period to support the ongoing commercialization of our products; and
●	a decrease in product taxes and fees of $567,000.

Interest expense was $11.1 million for the 2021 Period, compared to $13.1 million in the 2020 Period. The $2.0 million decrease was primarily due to a full quarter of interest expense recognized in the 2021 Period associated with the term notes and convertible notes issued in connection with the Nucynta Acquisition compared to a partial quarter in the 2020 Period. This increase was partially offset by lower non-cash interest expense associated with the Company’s senior convertible notes in the 2021 Period as a result of the adoption of ASU 2020-06 in the 2021 Period.

Interest income was $6,000 for the 2021 Period, compared to $226,000 in the 2020 Period. The $220,000 decrease was primarily due to lower interest rates in the 2021 Period.

Benefit from income taxes was $62.0 million for the 2021 Period, which includes a $62.6 million discrete tax benefit related to the release of the Company’s tax valuation allowance on the majority of its net operating losses and other deferred tax assets. The provision for income taxes was $246,000 for 2020 Period. The $62.2 increase was primarily due to the Company’s valuation allowance release in the 2021 Period.

The discrete tax benefit related to the release of the valuation allowance had a significant impact on earnings per share, increasing basic earnings per share by $1.78 and diluted earnings per share by $1.52 in the 2021 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred cumulative net losses and negative cash flows from operations since inception until 2020. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock and convertible notes, and commercial bank debt. As of December 31, 2020, we had $174.1 million in cash and cash equivalents. As of June 30, 2021, we had $202.8 million in cash and cash equivalents.

Borrowing Arrangements and Equity Offerings

There were no material changes in borrowing arrangements and equity offerings since the filing of our most recent Annual Report.

Cash Flows

	Six months ended June 30,
	2021	2020
Net cash provided by operating activities	$50,105	$37,185
Net cash used in investing activities	(1,153)	(369,888)
Net cash (used in) provided by financing activities	(20,297)	310,909
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,655	$(21,794)

Operating activities.  Cash provided by operating activities was $50.1 million in the 2021 Period, compared to cash provided by operating activities of $37.2 million in 2020 Period. The $12.9 million increase in cash provided by operating activities was primarily due to higher net income exclusive of non-cash items, partially offset by changes in working capital.

Investing activities.  Cash used in investing activities was $1.2 million in the 2021 Period, compared to cash used in investing activities of $369.9 million in the 2020 Period. The $368.7 million decrease in cash used in investing activities was primarily related to the Nucynta Acquisition, which closed in the 2020 Period. The remaining change is primarily related to the timing of purchases of property and equipment.

Financing activities.  Cash used in financing activities was $20.3 million for the 2021 Period, compared to cash provided by financing activities of $310.9 million in the 2020 Period. The $331.2 million decrease in cash provided by financing activities was primarily related to net proceeds from the term notes of $192.1 million and issuance of the convertible notes of $138.3 million, both of which were issued in the 2020 Period. The remaining change is primarily related to changes in the repayment of term notes, proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at June 30, 2021 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Our forecast that our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

●	the generation of reasonable levels of revenue from products sales;
●	the cost of growing and maintaining sales, marketing and distribution capabilities for our products;
●	the cost of patent infringement litigation, which may be expensive to defend;
●	the cost of litigation related to opioid marketing and distribution practices;
●	the timing and costs associated with manufacturing our products, for commercial sale and clinical trials; and
●	the effect of competing technological and market developments.

If we cannot capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

ADDITIONAL INFORMATION

To supplement our financial results presented on a GAAP basis, we have included information about certain non-GAAP financial measures such as adjusted EBITDA and operating expenses, excluding stock-based compensation. We use these non-GAAP financial measures to understand, manage and evaluate our business as we believe they provide additional information on the performance of our business. We believe that the presentation of these non-GAAP financial measures, taken in conjunction with our results under GAPP, provide analysts, investors, lenders and other third parties insight into our view and assessment of our ongoing operating performance. In addition, we believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provide supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing our performance and results from period to period. We report these non-GAAP financial measures to portray the results of our operations prior to considering certain income statement elements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP.

In our quarterly and annual reports, earnings press releases and conference calls, we may discuss the following financial measures that are not calculated in accordance with GAAP, to supplement our consolidated financial statements presented on a GAAP basis.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income adjusted to exclude interest expense, interest income, the benefit from or provision for income taxes, depreciation, amortization, and stock-based compensation. Adjusted EBITDA, as used by us, may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

There are several limitations related to the use of adjusted EBITDA rather than net income, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes; and
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
GAAP net income	$72,843	$8,058	$88,505	$8,508
Adjustments:
Interest expense	5,421	8,259	11,142	13,082
Interest income	(3)	(14)	(6)	(226)
(Benefit from) provision for income taxes	(61,852)	246	(62,040)	246
Depreciation	425	196	864	394
Amortization	16,795	16,795	33,590	27,090
Stock-based compensation expense	6,516	5,584	13,395	10,535
Total adjustments	$(32,698)	$31,066	$(3,055)	$51,121
Adjusted EBITDA	$40,145	$39,124	$85,450	$59,629

Adjusted EBITDA was $40.1 million for the 2021 Quarter compared to $39.1 million for the 2020 Quarter. The $1.0 million increase was primarily due to higher GAAP net income of $64.8 million and higher adjustments for income taxes of $62.1 million, primarily due to the impact of the Company’s valuation allowance release, and stock-based compensation expense of $932,000, partially offset by a lower adjustment for interest expense of $2.8 million.

Adjusted EBITDA was $85.5 million for the 2021 Period compared to $59.6 million for the 2020 Period. The $25.9 million increase was primarily due to higher GAAP net income of $80.0 million and higher adjustments for income taxes of $62.3 million, primarily due to the impact of the Company’s valuation allowance release, amortization expense of $6.5 million, and stock-based compensation expense of $2.9 million, partially offset by a lower adjustment for interest expense of $1.9 million.

Operating Expenses, Excluding Stock-Based Compensation

Operating expenses, excluding stock-based compensation is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense.

Operating expenses, excluding stock-based compensation for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
GAAP Operating expenses	$33,830	31,815	68,236	65,741
Stock-based compensation	6,516	5,584	13,395	10,535
Operating expenses, excluding stock-based compensation	$27,314	$26,231	$54,841	$55,206

Operating expenses, excluding stock-based compensation was $27.3 million in the 2021 Quarter compared to $26.2 million in the 2020 Quarter. The $1.1 million increase was primarily related to the increase in audit, legal and professional fees and the increase in trial costs, partially offset by the decrease in sales, marketing, and consulting costs as described above.

Operating expenses, excluding stock-based compensation was $54.8 million in the 2021 Period compared to $55.2 million in the 2020 Period. The $400,000 decrease was primarily related to the decrease in sales, marketing, and consulting costs, partially offset by the increase in audit, legal, and professional fees as described above.

	First Quarter	Second Quarter
	2021	2021
GAAP Operating expenses	$34,406	$33,830
Stock-based compensation	6,879	6,516
Operating expenses, excluding stock-based compensation	$27,527	$27,314

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2020	2020	2020	2020
GAAP Operating expenses	$33,926	$31,815	$28,567	$29,296
Stock-based compensation	4,951	5,584	5,165	6,210
Operating expenses, excluding stock-based compensation	$28,975	$26,231	$23,402	$23,086

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2020, we had a federal net operating loss (“NOL”) carryforward of approximately $226.8 million and state NOL carryovers of approximately $170.3 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2022, and the state NOL carryforwards begin to expire in 2030. We also had U.S. federal tax credits of approximately $4.6 million, and state tax credits of approximately $1.2 million. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. During the three months ended June 30, 2021, we released the portion of the valuation allowance on deferred tax assets expected to be realized through future earnings. Refer to Note 15, Income Taxes, for more information.

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

Additionally, our sales, marketing and distribution capabilities may be hindered as a result of the COVID-19 outbreak. In response to the outbreak, our sales personnel transitioned partly or entirely to remote work. The safety and well-being of our employees is our highest priority and we expect to maintain mitigating measures until such time as mandated closures or other restrictions are lifted and public health officials change their recommendations, and we have, and will continue to, equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations, whether in person or from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to continue successfully commercializing our products. The travel restrictions and “social distancing” recommendations resulting from the spread of COVID-19 have impacted our sales professionals’ ability to meet with customers in person. The outbreak also prompted healthcare providers to limit our and our wholesalers’ and distributors’ access to physicians and other key healthcare personnel, which may inhibit our and our customers’ ability to meet existing, or generate new, demand for our products. Although restrictions have been lifted in certain jurisdictions, there remains substantial uncertainty as to the possibility of further surges in infection, including surges resulting from the development of new variants of COVID-19, such as the Delta variant. If we are unable to successfully commercialize our products during the COVID-19 outbreak, our ability to generate sufficient product revenue may be adversely affected.

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system generally, and the manufacturing, distribution, and marketing of opioids in particular, that could prevent or delay marketing approval of future product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell our products for which we obtain marketing approval. For example, several states, including New York, have recently imposed taxes or fees on the sale of opioids. Other states, and even the federal government, as proposed in the LifeBOAT Act introduced by a bipartisan group of Senators in May 2021, could impose similar taxes or fees, and such laws and proposals can vary in the tax and fee amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations.

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

Our ability to commercialize any product successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors determine which medications they will cover and establish reimbursement levels and tiers of preference based on the perceived value and innovation of a given product. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and establishing administrative hurdles that incentivize use of generic and/or lower cost products first. Increasingly, third-party payors are requiring that drug companies provide them with discounts and rebates from list prices and are challenging the prices charged for medical products. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates. Additionally, a greater number of third-party payors may seek discounts and rebates in order to offer or maintain access for our products. We cannot be sure that high-quality coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory.

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

We do not own any manufacturing facilities in drug development and commercial manufacturing. We currently have no plans to build our own clinical or commercial scale manufacturing facility and do not have the resources and expertise to manufacture and test, on a commercial scale, the technical performance of our products. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturers for our products, as well as other vendors to formulate, test, supply, store and distribute our products, and we control only certain aspects of their activities.

In 2020, we completed the build-out of a dedicated manufacturing suite at a site operated by our contract manufacturing organization, Patheon, part of Thermo Fisher Scientific. This facility requires the maintenance of regulatory approvals and other costs, all of which we will need to absorb. We cannot guarantee that we will be able to leverage the dedicated manufacturing suite in a profitable manner. If the demand for Xtampza ER and any future related products never meets our expectations and forecasts, or if we do not produce the output we plan, we may not be able to realize the return on investment we anticipated, which would have a negative impact on our financial condition and results of operations.

We have initiated the activities required to transition commercial manufacturing for Nucynta ER from Janssen to Patheon, which is an assumed obligation of the Nucynta Commercialization Agreement. We cannot guarantee we will be successful in our efforts to demonstrate equivalence of product manufactured by Patheon with product manufactured by Janssen, and we may encounter delays in obtaining regulatory approval for Patheon as a new manufacturer and supplier of Nucynta ER. Additionally, we may be unsuccessful in validation activities, which could lead to delays in the transfer of manufacturing obligations, higher costs of validation, and/or rejection of otherwise saleable batches of Nucynta ER, all of which could have an adverse effect on our business and results of operations. Even if we are successful in our regulatory approval and validation activities, we could encounter issues in obtaining commercial supply from Patheon's facility due technical problems or challenges obtaining adequate and/or timely DEA procurement quota.

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources. Our reliance on a limited number of vendors and, in particular, Patheon as our single manufacturer for Xtampza ER and the future manufacturer of Nucynta ER, exposes us to the following risks, any of which could impact commercialization of our products, result in higher costs, or deprive us of potential product revenues:

●	Our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products including the ongoing COVID-19 pandemic, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.
●	Our contract manufacturer could default on their agreement with us to meet our requirements for commercial supplies of our products and/or we could experience technical problems in the operation of our dedicated manufacturing facility.

●	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products, before we may use the alternative manufacturer to produce commercial supplies.
●	It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturer and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully.
●	If our contract manufacturer were to terminate our arrangement or fail to meet our commercial manufacturing demands, we may be forced to delay our development and commercial programs.

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

Our reliance on third parties reduces our control over our development and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require our products to be manufactured according to cGMP. Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to a shortage of commercial product. Such failure could also be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 35%, 31% and 30% of our product shipments for the six months ended June 30, 2021. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

The extent to which the COVID-19 pandemic continues to impact our results of operation will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the rate and manner in which it spreads, the duration of the pandemic, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. Although travel and other restrictions have been lifted in certain jurisdictions, there remains substantial uncertainty as to the possibility of further surges in infections, including surges resulting from the development of new variants of COVID-19, such as the Delta variant, which could lead to travel and other restrictions being re-imposed. These actions could have a material adverse impact on our business, financial condition and results of operations, and we will continue to monitor the effects of the COVID-19 pandemic closely.

Litigation or regulatory action regarding opioid medications could negatively affect our business.

Beginning in 2018, lawsuits alleging damages related to opioids have been filed naming us as a defendant along with other manufacturers of prescription opioid medications. These lawsuits, filed in multiple jurisdictions, are brought by various local governments as well as private claimants, against various manufacturers, distributors and retail pharmacies. These lawsuits generally contend that we have engaged in improper marketing practices related to Xtampza ER and the Nucynta Products. Plaintiffs seek a variety of remedies, including abatement, restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. Some plaintiffs have alleged joint and several liability among the defendants, meaning that any given defendant may be found liable for the activities of other defendants. None of the complaints specify the exact amount of damages at issue. These cases are generally in early stages of litigation.

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

Competition in the pain and opioid market is intense. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our products compete with oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, BioDelivery Sciences, Endo, Mallinckrodt, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Our competitors have developed or may develop technologies that are, or may be, the basis for competitive products that are safer, more effective or less costly than our products. Moreover, oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our products and the established use of these competitive products may limit the potential for our products to receive widespread acceptance.

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

The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors described in these Risk Factors, some of which are beyond our control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our business model, prospects or actual operating performance. The realization of any of these risks, or any of a broad range of other risks discussed in this report, could have a material adverse effect on the market price of our common stock.

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

As of June 30, 2021, there were outstanding options to purchase an aggregate of 3,242,370 shares of our common stock at a weighted average exercise price of $18.31 per share, of which options to purchase 2,297,541 shares of our common stock were then exercisable. In addition, as of June 30, 2021, we had an outstanding warrant to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth purchases of our common stock for the three months ended June 30, 2021:

Period	(a) Total number of shares purchased (1)	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	12,845	$23.38	—	—
May 1, 2021 through May 31, 2021	112	$24.40	—	—
June 1, 2021 through June 30, 2021	5,184	$22.87	—	—
Total	18,141	$23.24	—	—

(1) All of the shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

10.1+	Employment Agreement, dated May 24, 2021, by and between Colleen Tupper and Collegium Pharmaceutical, Inc.
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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 5, 2021	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2021	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)