Form 10-Q
period 2021-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2021-11-04
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, there were 34,568,709 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products, particularly in light of current global challenges stemming from the COVID-19 pandemic;
●	our ability to obtain and maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P.;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain in the face of global challenges, such as the COVID-19 pandemic;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$193,241	$174,116
Accounts receivable, net	148,999	83,320
Inventory	17,358	15,614
Prepaid expenses and other current assets	3,640	4,838
Total current assets	363,238	277,888
Property and equipment, net	19,629	18,988
Operating lease assets	7,835	8,391
Intangible asset, net	285,518	335,904
Restricted cash	2,547	2,547
Deferred tax assets	63,026	—
Other noncurrent assets	10	123
Total assets	$741,803	$643,841
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,730	$10,016
Accrued expenses	20,592	24,656
Accrued rebates, returns and discounts	191,723	156,554
Current portion of term notes payable	48,135	47,495
Current portion of operating lease liabilities	793	730
Total current liabilities	268,973	239,451
Term notes payable, net of current portion	73,832	110,019
Convertible senior notes	139,738	99,575
Operating lease liabilities, net of current portion	8,166	8,765
Total liabilities	490,709	457,810
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 35,656,193 issued and 34,797,153 outstanding shares at September 30, 2021 and 34,612,054 at December 31, 2020	36	35
Additional paid-in capital	499,846	519,143
Accumulated deficit	(231,308)	(333,147)
Treasury stock, at cost; 859,040 shares at September 30, 2021 and none at December 31, 2020	(17,480)	—
Total shareholders’ equity	251,094	186,031
Total liabilities and shareholders’ equity	$741,803	$643,841

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Product revenues, net	$78,843	$79,176	$249,506	$233,745
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	15,934	14,188	47,170	54,316
Intangible asset amortization	16,796	16,795	50,386	43,885
Total cost of products revenues	32,730	30,983	97,556	98,201
Gross profit	46,113	48,193	151,950	135,544
Operating expenses
Research and development	1,450	2,141	7,842	7,300
Selling, general and administrative	30,514	26,426	92,358	87,008
Total operating expenses	31,964	28,567	100,200	94,308
Income from operations	14,149	19,626	51,750	41,236
Interest expense	(5,115)	(8,063)	(16,257)	(21,145)
Interest income	3	3	9	229
Income before income taxes	9,037	11,566	35,502	20,320
Provision for (benefit from) income taxes	991	280	(61,049)	526
Net income	$8,046	$11,286	$96,551	$19,794

Earnings per share — basic	$0.23	$0.33	$2.74	$0.58
Weighted-average shares — basic	35,373,909	34,540,126	35,210,966	34,346,071

Earnings per share — diluted	$0.22	$0.32	$2.42	$0.56
Weighted-average shares — diluted	36,261,174	35,069,188	41,274,190	35,054,777

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities
Net income	$96,551	$19,794
Adjustments to reconcile net income to net cash used in operating activities:
Amortization expense	50,386	43,885
Depreciation expense	1,312	589
Deferred income taxes	(63,026)	—
Stock-based compensation expense	19,343	15,700
Non-cash lease expense	20	49
Non-cash interest expense for amortization of debt discount and issuance costs	2,627	6,427
Changes in operating assets and liabilities:
Accounts receivable	(65,679)	(3,513)
Inventory	(2,260)	(9,315)
Prepaid expenses and other assets	1,230	39
Accounts payable	(2,286)	244
Accrued expenses	(6,028)	(15,231)
Accrued rebates, returns and discounts	35,169	12,697
Net cash provided by operating activities	67,359	71,365
Investing activities
Purchase of intangible asset	—	(368,226)
Purchases of property and equipment	(1,429)	(4,065)
Net cash used in investing activities	(1,429)	(372,291)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	755	758
Proceeds from the exercise of stock options	9,613	6,394
Payments made for employee stock tax withholdings	(4,149)	(2,169)
Repurchases of common stock	(15,524)	—
Proceeds from issuance of term note, net of issuance costs of $2,456	—	192,117
Proceeds from convertible senior notes, net of issuance costs of $5,473	—	138,277
Repayment of term notes	(37,500)	(25,000)
Repayment of term loan	—	(11,500)
Net cash (used in) provided by financing activities	(46,805)	298,877

Net increase (decrease) in cash, cash equivalents and restricted cash	19,125	(2,049)
Cash, cash equivalents and restricted cash at beginning of period	176,663	170,019
Cash, cash equivalents and restricted cash at end of period	$195,788	$167,970

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$193,241	$165,423
Restricted cash	2,547	2,547
Total cash, cash equivalents and restricted cash	$195,788	$167,970

Supplemental disclosure of cash flow information
Cash paid for interest	$14,573	$14,718
Cash paid for income taxes	$2,329	$—

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$301	$738
Accrued royalties discharged upon closing of asset acquisition	$—	$1,145
Accrued repurchases of common stock	$1,956	$—
Inventory used in the construction and installation of property and equipment	$516	$1,812

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

The Company periodically reviews its accounting estimates in light of changes in circumstances, facts and experience. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company expects the COVID-19 pandemic and actions taken to contain it to continue to impact its revenue. Notwithstanding the lifting of COVID-19 restrictions in many jurisdictions, and amidst continuing public health concerns relating to the spread of COVID-19, weekly pain patient office visits continue to be depressed compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with the Company’s products. The Company believes that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease.

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

The Company believes that its cash and cash equivalents at September 30, 2021, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events

In November 2021, the Company’s Board of Directors authorized an accelerated share repurchase program to repurchase $25,000 of the company’s common stock, as part of the $100,000 Repurchase Program authorized in August 2021.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 affect a wide variety of income tax accounting standards with the objective of reducing their complexity. The new standard became effective for annual and interim periods beginning after December 15, 2020. The Company adopted this standard effective January 1, 2021 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s convertible senior notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.

The Company elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change was removing the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 was an increase to the carrying amount of the convertible notes of $39,489, a reduction to accumulated deficit of $5,288, and a reduction to additional paid-in capital of $44,777. Interest expense of the convertible senior notes will be lower as a result of adoption of this guidance and diluted net loss per share will be computed using the if-converted method for the convertible senior notes. As a result of the adoption of this guidance, interest expense was decreased and net income was increased by $1,651, and basic and diluted earnings per share were increased by $0.05 and $0.04, respectively, for the three months ended September 30, 2021. Interest expense was decreased by and net income was increased by $4,804, basic earnings per share was increased by $0.13, and diluted earnings per share was decreased by $0.10 for the nine months ended September 30, 2021.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company has not yet adopted this ASU and does not expect adoption to have a material impact on the Company’s condensed consolidated financial statements.

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

Provisions for product returns are based on product-level historical trends, as well as relevant market events and other factors, including the proper return of the product within the Company’s return policy. The Company’s return policy requires that product is physically returned within an 18-month window beginning six months prior to expiration and up until twelve months after expiration. For Xtampza ER, because the product has only been commercially sold since June 2016, estimates of product returns are based on a combination of historical returns processed to date—taking into consideration the expiration date of the product upon delivery to customers—as well as forecasted customer buying patterns, shipment and prescription trends, channel inventory levels, and other specifically known market events and trends. For the Nucynta Products, estimates of product returns consider historical trends, as the Nucynta Products have been commercially sold for a number of years, as well as actual returns received or credited.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2021 and 2020:

			Trade
	Rebates and	Product	Allowances and
Nine months ended September 30, 2021	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2020	$132,775	$23,779	$19,055
Provision related to current period sales	273,576	13,750	63,279
Changes in estimate related to prior period sales	(434)	—	6
Credits/payments made	(261,210)	(3,473)	(58,213)
Credits expired (4)	—	12,960	—
Balance at September 30, 2021	$144,707	$47,016	$24,127

			Trade
	Rebates and	Product	Allowances and
Nine months ended September 30, 2020	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2019	$129,901	$27,648	$14,020
Provision related to current period sales	242,389	9,218	55,967
Changes in estimate related to prior period sales	(122)	—	(182)
Credits/payments made	(237,044)	(1,744)	(56,985)
Balance at September 30, 2020	$135,124	$35,122	$12,820

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.
(4)	During the nine months ended September 30, 2021, $12,960 of previously credited product returns were no longer eligible for credit under the Company’s returns policy as the product was not received as of the period end.

As of September 30, 2021, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company discloses disaggregated revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. When selecting the type of category to use to disaggregate revenue, the Company considers how information about the Company’s revenue has been presented for other purposes as well as what information is regularly reviewed and used for evaluating financial performance. As such, the Company disaggregates its product revenue, net from contracts with customers by product, as disclosed in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Xtampza ER	$30,016	$32,126	$98,448	97,191
Nucynta Products(1)	48,827	47,050	151,058	136,554
Total product revenues, net	$78,843	$79,176	$249,506	$233,745

(1) For the three months ended September 30, 2021, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $29,086 and $19,741, respectively. For the three months ended September 30, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $30,000 and $17,050, respectively. For the nine months ended September 30, 2021, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $88,853 and $62,205, respectively. For the nine months ended September 30, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $87,044 and $49,510, respectively.

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$8,046	$11,286	$96,551	$19,794
Adjustment for interest expense recognized on convertible senior notes:	—	—	3,504	—
Net income — diluted	$8,046	$11,286	$100,055	$19,794
Denominator:
Weighted-average shares outstanding — basic	35,373,909	34,540,126	35,210,966	34,346,071
Effect of dilutive securities:
Stock options	435,099	325,569	564,171	438,112
Restricted stock units	333,572	194,127	405,632	250,663
Performance share units	—	9,366	—	8,736
Employee stock purchase plan	1,829	—	3,403	—
Warrants	116,765	—	164,884	11,195
Convertible senior notes	—	—	4,925,134	—

Weighted average shares outstanding — diluted	36,261,174	35,069,188	41,274,190	35,054,777

Earnings per share — basic	$0.23	$0.33	$2.74	$0.58
Earnings per share — diluted	$0.22	$0.32	$2.42	$0.56

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. Since the Company intends to settle the principal amount of the convertible senior notes in cash, the Company used the treasury stock method for determining the potential dilution in the diluted earnings per share computation for the three and nine months ended September 30, 2020. Effective for the three and nine months ended September 30, 2021, the Company used the if-converted method for the convertible senior notes as a result of the adoption of ASU 2020-06, as described in Recently Adopted Accounting Pronouncements above.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	1,433,791	2,418,599	1,360,024	2,305,756
Restricted stock units	694,694	601,679	50,450	601,679
Performance share units	353,100	267,498	353,100	267,498
Employee stock purchase plan	—	26,137	—	26,137
Warrants	—	1,041,667	—	—
Convertible senior notes	4,925,134	4,925,134	—	4,925,134

For PSUs, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. For all other securities, these securities were excluded from the calculation of diluted earnings per share as their inclusion would have had an anti-dilutive effect.

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2021 and 2020.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at September 30, 2021 and December 31, 2020:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Money market funds, included in cash equivalents	$45,076	$45,076	$—	$—

December 31, 2020
Money market funds, included in cash equivalents	$45,069	$45,069	$—	$—

As of September 30, 2021, the convertible senior notes had a fair value of approximately $144,759 and a net carrying value of $139,738. The fair value of the Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation.

The fair value of the Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

As of September 30, 2021, and December 31, 2020, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued rebates, returns and discounts, and term notes payable reasonably approximated their estimated fair values.

7. Inventory

Inventory as of September 30, 2021 and December 31, 2020 consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
Raw materials	$4,216	$3,514
Work in process	2,443	1,096
Finished goods	10,699	11,004
Total inventory	$17,358	$15,614

The aggregate charges related to excess inventory for the three and nine months ended September 30, 2021 and 2020 were immaterial. These expenses were recorded as a component of cost of product revenues. During the three and nine months ended September 30, 2021, inventory used in the construction and installation of property and equipment was zero and $516, respectively. During the three and nine months ended September 30, 2020, inventory used in the construction and installation of property and equipment was $1,199 and $1,812, respectively.

8. Intangible Asset

As of September 30, 2021 and December 31, 2020, the Company’s only intangible asset (the “Nucynta Intangible Asset”) is related to the Nucynta Acquisition and Nucynta Commercialization Agreement. The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of September 30,	As of December 31,
	2021	2020
Gross carrying amount	$521,170	$521,170
Accumulated amortization	(235,652)	(185,266)
Intangible asset, net	$285,518	$335,904

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

A summary of the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset is as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Balance as of December 31, 2019	$154,089	$(124,586)	$29,503
Amortization expense through Nucynta Acquisition	—	(1,754)	(1,754)
Additional cost incurred from Nucynta Acquisition	367,081	—	367,081
Amortization expense from Nucynta Acquisition through period end	—	(58,926)	(58,926)
Balance as of December 31, 2020	$521,170	$(185,266)	$335,904
Amortization expense through period end	—	(50,386)	(50,386)
Balance as of September 30, 2021	$521,170	$(235,652)	$285,518

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

The following table presents amortization expense recognized for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Nucynta amortization expense included in cost of product revenues	$16,796	$16,795	$50,386	$43,885

As of September 30, 2021, the remaining amortization period is approximately 4.3 years and is expected to be recognized in the following periods:

Years ended December 31,	Amortization Expense
2021	$16,795
2022	67,181
2023	67,181
2024	67,181
2025	67,180
Remaining amortization expense:	$285,518

9. Accrued Expenses

Accrued expenses as of September 30, 2021 and December 31, 2020 consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
Accrued royalties	$6,836	$12,954
Accrued bonuses	2,924	4,571
Accrued product taxes and fees	2,395	1,817
Accrued repurchases of common stock	1,956	—
Accrued audit and legal	1,657	445
Accrued payroll and related benefits	1,352	892
Accrued incentive compensation	1,279	1,417
Accrued sales and marketing	640	261
Accrued interest	472	1,415
Accrued income taxes	36	—
Accrued other operating costs	1,045	884
Total accrued expenses	$20,592	$24,656

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

Except with respect to certain prepayments made with the proceeds from new equity issuances as described below, the Loan Agreement permits voluntary prepayment at any time, subject to a prepayment premium. The prepayment premium is equal to 3.00% of the principal amount being prepaid prior to the second-year anniversary of the Closing Date, 2.00% of the principal amount being prepaid on or after the second-year anniversary, but on or prior to the third-year anniversary, of the Closing Date, and 1.00% of the principal amount being prepaid on or after the third-year anniversary of the Closing Date, but prior to the fourth-year anniversary of the Closing Date. The Loan Agreement also includes a make-whole premium if there is a voluntary prepayment, a prepayment due to a change in control or acceleration following an Event of Default (as defined in the Loan Agreement) on or prior to the second-year anniversary of the Closing Date, in each case in an amount equal to foregone interest from the date of prepayment through the second-year anniversary of the Closing Date. A change of control triggers a mandatory prepayment of the term notes.

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

During the three and nine months ended September 30, 2021, the Company recognized interest expense of $3,944 and $12,753, respectively, related to the term notes.

As of September 30, 2021, principal repayments under the term notes are estimated to be paid as follows:

Years ended December 31,	Principal Payments
2021	$12,500
2022	50,000
2023	50,000
2024	12,500
Total before unamortized discount and issuance costs	$125,000
Less: unamortized discount and issuance costs	(3,033)
Total term notes	$121,967

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

The Company may, at its option, settle the convertible notes in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. Upon issuance the Company separately accounted for the liability component (the “Liability Component”) and the embedded derivative conversion option (the “Equity Component”) of the convertible notes by allocating the proceeds between the Liability Component and the Equity Component. In connection with the issuance of the convertible notes, the Company incurred approximately $5,473 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs between the Liability Component and the Equity Component based on the allocation of the proceeds. Of the total debt issuance costs, $1,773 was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $3,700 was allocated to the Liability Component and recorded as a debt discount of the convertible notes. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over six years.

Prior to the adoption of ASU 2020-06 on January 1, 2021, the initial carrying amount of the Liability Component of $97,200 was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible borrowing rate for similar debt. The Equity Component of the convertible notes of $46,550 was recognized as a debt discount. The excess of the principal amount of the Liability Component over its carrying amount was amortized to interest expense using the effective interest method over six years.

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

As of September 30, 2021, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of September 30, 2021, the convertible notes outstanding consisted of the following:

Principal	$143,750
Less: unamortized issuance costs	(4,012)
Net carrying amount	$139,738

The Company determined the expected life of the convertible notes was equal to its six-year term. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the convertible notes was 3.26%. As of September 30, 2021, the if-converted value did not exceed the remaining principal amount of the convertible notes.

The following table presents the total interest expense recognized related to the convertible notes during the three and nine months ended September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$943	$943	$2,831	$2,379
Amortization of debt discount	—	1,620	—	3,979
Amortization of debt issuance costs	228	129	673	316
Total interest expense	$1,171	$2,692	$3,504	$6,674

As of September 30, 2021, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2021	$—
2022	3,773
2023	3,773
2024	3,773
2025	3,773
Thereafter	145,638
Total minimum payments	$160,730
Less: interest	(16,980)
Less: unamortized issuance costs	(4,012)
Convertible senior notes	$139,738

12. Equity

The changes in shareholders’ equity for the three and nine months ended September 30, 2021 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	34,612,054	$35	$519,143	—	$—	$(333,147)	$186,031
Cumulative effect adjustment for adoption of ASU 2020-06	—	—	(44,777)	—	—	5,288	(39,489)
Exercise of common stock options	289,164	—	4,102	—	—	—	4,102
Issuance for employee stock purchase plan	24,630	—	358	—	—	—	358
Vesting of RSUs and PSUs	413,538	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(135,562)	—	(3,508)	—	—	—	(3,508)
Stock-based compensation	—	—	6,879	—	—	—	6,879
Net income	—	—	—	—	—	15,662	15,662
Balance, March 31, 2021	35,203,824	$35	$482,197	—	$—	$(312,197)	$170,035
Exercise of common stock options	273,127	1	4,092	—	—	—	4,093
Vesting of RSUs and PSUs	65,107	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(18,141)	—	(421)	—	—	—	(421)
Stock-based compensation	—	—	6,516	—	—	—	6,516
Net income	—	—	—	—	—	72,843	72,843
Balance, June 30, 2021	35,523,917	$36	$492,384	—	$—	$(239,354)	$253,066
Exercise of common stock options	91,268	—	1,337	—	—	—	1,337
Issuance for employee stock purchase plan	19,089	—	397	—	—	—	397
Vesting of RSUs and PSUs	33,098	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(11,179)	—	(220)	—	—	—	(220)
Share repurchases	—	—	—	(859,040)	(17,480)	—	(17,480)
Stock-based compensation	—	—	5,948	—	—	—	5,948
Net income	—	—	—	—	—	8,046	8,046
Balance, September 30, 2021	35,656,193	$36	$499,846	(859,040)	$(17,480)	$(231,308)	$251,094

The changes in shareholders’ equity for the three and nine months ended September 30, 2020 were as follows:

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	33,678,840	$34	$447,297	$(359,899)	$87,432
Exercise of common stock options	455,573	—	4,454	—	4,454
Issuance for employee stock purchase plan	39,411	—	357	—	357
Vesting of RSUs	195,280	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(63,064)	—	(1,358)	—	(1,358)
Stock-based compensation	—	—	4,951	—	4,951
Equity component of 2020 Convertible Notes, net of issuance costs of $1,773	—	—	44,777	—	44,777
Net income	—	—	—	450	450
Balance, March 31, 2020	34,306,040	34	500,478	(359,449)	141,063
Exercise of common stock options	131,562	—	1,626	—	1,626
Vesting of RSUs	83,461	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(26,761)	—	(564)	—	(564)
Stock-based compensation	—	—	5,584	—	5,584
Net income	—	—	—	8,058	8,058
Balance, June 30, 2020	34,494,302	$34	$507,124	$(351,391)	$155,767
Exercise of common stock options	21,726	1	313	—	314
Issuance for employee stock purchase plan	28,101	—	401	—	401
Vesting of RSUs	46,249	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(13,249)	—	(247)	—	(247)
Stock-based compensation	—	—	5,165	—	5,165
Net income	—	—	—	11,286	11,286
Balance, September 30, 2020	34,577,129	$35	$512,756	$(340,105)	$172,686

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of September 30, 2021, there were 1,166,639 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 13, Stock-based Compensation, for more information.

Warrants

As of September 30, 2021, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022. The Company has recorded the relative fair value of the warrant as a component of equity interest issued by the Company as consideration transferred in the cost accumulation model for the asset acquisition. The

Company estimated the fair value of the warrant on the date of issuance to be approximately $8,043 using the Black-Scholes option-pricing model. The Company concluded that the warrant met the definition of an equity instrument and was recorded as a component of additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet as of the issuance date.

Share Repurchases

In August 2021, the Company’s board of directors authorized a share repurchase program to repurchase up to $100,000 of outstanding shares of the Company’s common stock at any time or times through December 31, 2022 (the “Repurchase Program”). The Repurchase Program permits the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. Shares repurchased under the Repurchase Program will return to the Company’s pool of authorized but unissued shares available for reissuance. The timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The Repurchase Program can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future. As of September 30, 2021, $17,480 had been used to repurchase shares and $82,520 remained available for share repurchases under the Repurchase Program.

The table below summarizes the shares of the Company’s common stock that the Company repurchased under the Repurchase Program during the three and nine months ended September 30, 2021 and the cost of the shares received, which were recorded as Treasury Stock in the condensed consolidated Balance Sheet.

	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Number of shares repurchased	859,040	859,040
Total cost of shares received	$17,480	$17,480

13. Stock-based Compensation

Performance Share Units, Restricted Stock Units and Stock Options

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

A summary of the Company’s PSU activity for the nine months ended September 30, 2021 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2020	283,223	$24.26
Granted	231,180	35.15
Vested	(66,974)	22.35
Forfeited	(81,720)	30.66
Performance adjustment	(12,609)	21.80
Outstanding at September 30, 2021	353,100	$31.77

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the nine months ended September 30, 2021 and 2020 was $35.15 and $28.49, respectively.

Restricted Stock Units

The Company granted RSUs to employees for the nine months ended September 30, 2021. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the nine months ended September 30, 2021 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2020	1,242,387	$19.42
Granted	1,339,731	24.35
Vested	(444,769)	19.17
Forfeited	(295,382)	22.31
Outstanding at September 30, 2021	1,841,967	$22.61

The weighted-average grant date fair value per share of RSUs granted for the nine months ended September 30, 2021 and 2020 was $24.35 and $21.35, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the nine months ended September 30, 2021 and 2020 was $11,165 and $6,797, respectively.

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2021 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2020	3,860,481	$17.78	7.2	$13,011
Granted	90,000	21.03
Exercised	(653,559)	14.59
Cancelled	(218,675)	20.31
Outstanding at September 30, 2021	3,078,247	$18.37	6.3	$8,434
Exercisable at September 30, 2021	2,326,929	$18.21	5.7	$6,992

The weighted-average assumptions used in the Black Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Nine months ended September 30,
	2021	2020
Risk-free interest rate	0.7%	1.3%
Volatility	67.2%	66.2%
Expected term (years)	6.0	6.0
Expected dividend yield	—%	—%

The weighted-average grant date fair value per share of stock options granted for the nine months ended September 30, 2021 and 2020 was $12.60 and $12.78, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the nine months ended September 30, 2021, 43,719 shares of common stock were purchased for total proceeds of $755. The expense for the three months ended September 30, 2021 and 2020 was $58 and $89, respectively. The expense for the nine months ended September 30, 2021 and 2020 was $195 and $260, respectively.

Stock-based Compensation Expense

A summary of the Company’s stock-based compensation expense was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$233	1,019	$2,697	2,773
Selling, general and administrative	5,715	4,146	16,646	12,927
Total stock-based compensation expense	$5,948	$5,165	$19,343	$15,700

At September 30, 2021, there was approximately $45,947 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.5 years.

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

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of the PTAB proceedings and any appeal thereto. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion. On June 28, 2021, the Company advised the PTAB that District Court litigation on the ‘961 patent had resumed but that District Court Judge Saylor had expressed interest in a decision of the PTAB and stated the Court did not want the PTAB to drop the PGR in favor of the District Court Litigation. On October 8, 2021, the PTAB advised the parties that the PGR panel expects to issue a paper in the PGR proceeding within one month.

On April 2, 2021, the Court granted Purdue’s Motion to Lift the Stay in the District of Massachusetts that was entered following Purdue’s Notice of Bankruptcy. On April 9, 2021, Purdue filed another follow-on lawsuit asserting infringement of U.S. Patent No. 10,407,434, which was late-listed in the Orange Book and therefore could not trigger any stay of FDA approval. The Company responded to Purdue’s complaint asserting the ’434 patent with a motion to dismiss. On May 21, 2021, and in response to the Company’s motion to dismiss, Purdue filed an amended complaint asserting the ’434 patent. The Company renewed its motion to dismiss on June 4, 2021, arguing: (i) Purdue cannot, as a matter of law, state a claim for infringement under § 271(e)(2)(A); (ii) Purdue cannot, as a matter of law, state a claim for product-by-process infringement under §271(g); and (iii) Purdue has not alleged facts sufficient to support any indirect infringement theory under §271(b) or (c). The Court held a hearing on the Company’s motion to dismiss on October 13, 2021, and the motion is pending before the Court.

Like the prior follow-on lawsuits, the ’434 patent litigation was consolidated into the lead case and a scheduling order was entered. On October 5, 2021, the Court held a claim construction hearing for the ʼ961 patent and the ʼ434 patent. The scheduling order set the fact discovery deadline on March 11, 2022, and an expert discovery deadline of May 17, 2022. The court has not set a deadline for dispositive motions or trial.

The remaining patents-in-suit in the lead consolidated action in the District of Massachusetts are the ʼ933, ʼ919, ʼ434, and ʼ961 patents. Purdue has made a demand for monetary relief, and requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and has requested a judgment that the remaining asserted patents are invalid and/or not infringed; the Company is also seeking a judgment that the case is exceptional and has requested an award of the Company’s attorneys’ fees for defending the case.

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

Outside of the MDL, there are several cases pending against the Company in state courts in Pennsylvania and Massachusetts:

4.	In Pennsylvania, six lawsuits naming the Company have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. These include lawsuits filed between May 2018 and July 2019 on behalf of Bucks County, Clinton County, Mercer County, Warrington Township, Warminster Township, and the City of Lock Haven, each of Pennsylvania, alleging claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. None of these cases has been designated a Track One case in which discovery would commence, and therefore they are all effectively stayed at present.

5.	In Massachusetts, there are lawsuits by the City of Worcester, the City of Salem, the City of Framingham, the Town of Lynnfield, the City of Springfield, the City of Haverhill, the City of Gloucester, the Town of Canton, the Town of Wakefield, the City of Chicopee, the Town of Natick, the City of Cambridge and the Town of Randolph, all of which have been consolidated before the Business Litigation Session of the Superior Court. The actions allege a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, defendants’ motions to dismiss were denied on January 3, 2020. There is no trial date set for this case.

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

The following table presents information regarding Company’s income tax (benefit) provision recognized for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Provision for (benefit from) income taxes	$991	$280	$(61,049)	$526
Effective tax rate	11.0%	2.4%	(172.0)%	2.6%

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

As a result of sustained positive earnings history through cumulative earnings over the last three years, as of June 30, 2021, the Company began using projections of future taxable income as a source of realizing its deferred tax assets. Accordingly, the Company released the portion of the valuation allowance on deferred tax assets expected to be realized through future earnings in the three months ended June 30, 2021. The Company recognized a discrete deferred tax benefit of $63,026 in the nine months ended September 30, 2021. The net operating losses expected to be recovered through ordinary income in the year ended December 31, 2021 are included in the annual effective tax rate. Changes in estimates of the portion of the operating losses expected to be recovered in the current year will impact the annual effective tax rate in the applicable period. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions of $1,966 as of September 30, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with management’s discussion and analysis and our audited consolidated financial statements included in our most recent Annual Report. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Forward-looking Statements” and “Risk Factors”, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC.

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

For the nine months ended September 30, 2021, we generated $249.5 million in net revenues, comprised of $98.4 million from sales of Xtampza ER and $151.1 million from sales of the Nucynta Products.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza ER to approximately 11,000 health care professionals who write approximately 65% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 138 sales representatives and managers. We are promoting the Nucynta Products to the same health care professionals to whom we promote Xtampza ER, leveraging our existing sales organization. We have historically paid royalties to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds. Upon the closing of the Nucynta Acquisition and the termination of the Nucynta Commercialization Agreement (except for certain sections that survive in accordance with the Nucynta Purchase Agreement) in February 2020, our prior royalty obligation to Assertio ceased and our only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

We were historically not profitable and incurred net losses in each year since inception until 2020. We generated net income of $96.6 million in the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $231.3 million. Substantially all of our net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs.

We believe that our cash and cash equivalents at September 30, 2021, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

As of the date of the filing of this Quarterly Report on Form 10-Q, we expect the COVID-19 pandemic and actions taken to contain it to continue to impact our revenue. Notwithstanding the lifting of COVID-19 restrictions in many jurisdictions, and amidst continuing public health concerns relating to the spread of COVID-19, weekly pain patient office visits continue to be depressed compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with our products. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease.

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

The critical accounting policies we identified in our Annual Report relate to revenue recognition and impairment of intangible assets. Estimates include revenue recognition, including the estimates of valid product returns within the return window defined by the Company’s policy, units prescribed, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets and tax valuation allowances. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Product revenues, net	$78,843	$79,176	$249,506	$233,745
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	15,934	14,188	47,170	54,316
Intangible asset amortization	16,796	16,795	50,386	43,885
Total cost of products revenues	32,730	30,983	97,556	98,201
Gross profit	46,113	48,193	151,950	135,544
Operating expenses
Research and development	1,450	2,141	7,842	7,300
Selling, general and administrative	30,514	26,426	92,358	87,008
Total operating expenses	31,964	28,567	100,200	94,308
Income from operations	14,149	19,626	51,750	41,236
Interest expense	(5,115)	(8,063)	(16,257)	(21,145)
Interest income	3	3	9	229
Income before income taxes	9,037	11,566	35,502	20,320
Provision for (benefit from) income taxes	991	280	(61,049)	526
Net income	$8,046	$11,286	$96,551	$19,794

Comparison of the three months ended September 30, 2021 and September 30, 2020

Product revenues, net were $78.8 million for the three months ended September 30, 2021 (the “2021 Quarter”), compared to $79.2 million for the three months ended September 30, 2020 (the “2020 Quarter”). The $400,000 decrease was related to a decrease in revenue for Xtampza of $2.1 million, partially offset by an increase in revenue for the Nucynta Products of $1.7 million. For the 2021 Quarter, Xtampza ER product revenues, net were $30.0 million, compared to $32.1 million for the 2020 Quarter. The decrease in revenue for Xtampza ER was primarily related to higher gross-to-net adjustments, partially offset by an increase in sales volume and gross price. For the 2021 Quarter, Nucynta IR and ER product revenues, net were $29.1 million and $19.7 million, respectively, compared to $30.0 million and $17.1 million, respectively, for the 2020 Quarter. The increase in revenue for the Nucynta Products was primarily related to a benefit from lower gross-to-net adjustments and an increase in gross price, partially offset by lower sales volume.

Cost of product revenues (excluding intangible asset amortization) was $15.9 million for the 2021 Quarter, compared to $14.2 million for the 2020 Quarter. The $1.7 million increase was primarily related to an overall increase in sales volume.

Intangible asset amortization was $16.8 million for the 2021 Quarter, compared to $16.8 million for the 2020 Quarter.

Research and development expenses were $1.5 million for the 2021 Quarter, compared to $2.1 million for the 2020 Quarter. The $600,000 decrease was primarily due to a decrease in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $30.5 million for the 2021 Quarter, compared to $26.4 million for the 2020 Quarter. The $4.1 million increase was primarily related to:

●	an increase in salaries, wages and benefits, including stock-based compensation expense, of $1.6 million;
●	an increase in audit, legal and professional fees of $1.0 million;
●	an increase in travel, trainings, conferences, and meetings of $429,000;
●	an increase in product taxes and fees of $415,000; and

●	an increase in fees and permits, including fees associated with our participation in the opioid PMR consortium, of $337,000.

Interest expense was $5.1 million for the 2021 Quarter, compared to $8.1 million in the 2020 Quarter. The $3.0 million decrease was primarily due to lower non-cash interest expense associated with the Company’s senior convertible notes in the 2021 Quarter as a result of the adoption of ASU 2020-06 in Q1 2021 combined with lower cash interest expense associated with the Company’s term note due to continued principal repayments.

Interest income was $3,000 for the 2021 Quarter, compared to $3,000 in the 2020 Quarter.

Provision for income taxes was $1.0 million for the 2021 Quarter, compared to $280,000 in the 2020 Quarter. The $720,000 increase was primarily due to the Company’s expected state tax provision, net of discrete tax effects related to excess tax benefits.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

Product revenues, net were $249.5 million for the nine months ended September 30, 2021 (the “2021 Period”), compared to $233.7 million for the nine months ended September 30, 2020 (the “2020 Period”). The $15.8 million increase was related to an increase in revenue for the Nucynta Products of $14.6 million combined with an increase in revenue for Xtampza ER of $1.2 million. For the 2021 Period, Nucynta IR and ER product revenues, net were $88.9 million and $62.2 million, respectively, compared to $87.0 million and $49.5 million, respectively, for the 2020 Period. The increase in revenue for the Nucynta Products was primarily related to a benefit from lower gross-to-net adjustments and an increase in gross price, partially offset by lower sales volume. For the 2021 Period, Xtampza ER product revenues, net were $98.4 million, compared to $97.2 million for the 2020 Period. The increase in revenue for Xtampza ER was primarily related to an increase in sales volume and gross price, partially offset by higher gross-to-net adjustments.

Cost of product revenues (excluding intangible asset amortization) was $47.2 million for the 2021 Period, compared to $54.3 million for the 2020 Period. The $7.1 million decrease was primarily related to a decrease in royalty expense for the Nucynta Products, partially offset by an increase in sales volume for Xtampza. In the 2020 Period, we recognized $14.2 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement. Our sales-based royalty obligations to Assertio ceased upon closing of the Nucynta Acquisition on February 13, 2020.

Intangible asset amortization was $50.4 million for the 2021 Period, compared to $43.9 million for the 2020 Period. The $6.5 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost in 2020. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $7.8 million for the 2021 Period, compared to $7.3 million for the 2020 Period. The $500,000 increase was primarily due to an increase in research related trial costs in connection with the Nucynta ER manufacturing transition, partially offset by a decrease in salaries, wages and benefits, including stock-based compensation expense.

Selling, general and administrative expenses were $92.4 million for the 2021 Period, compared to $87.0 million for the 2020 Period. The $5.4 million increase was primarily related to:

●	an increase in salaries, wages and benefits, including stock-based compensation expense, of $4.2 million;
●	an increase in audit, legal and professional fees of $3.0 million; and
●	an increase in insurance costs of $602,000, primarily due to higher premiums; partially offset by
●	a decrease in sales, marketing, and consulting costs of $2.5 million, primarily due to lower costs incurred in the 2021 Period to support the ongoing commercialization of our products.

Interest expense was $16.3 million for the 2021 Period, compared to $21.1 million in the 2020 Period. The $4.8 million decrease was primarily due to lower non-cash interest expense associated with the Company’s convertible notes in the 2021 Period as a result of the adoption of ASU 2020-06 in the 2021 Period combined with lower cash interest expense associated with the Company’s term note due to continued principal repayments.

Interest income was $9,000 for the 2021 Period, compared to $229,000 in the 2020 Period. The $220,000 decrease was primarily due to lower interest rates in the 2021 Period.

Benefit from income taxes was $61.0 million for the 2021 Period, which includes a $63.0 million discrete tax benefit related to the release of the Company’s tax valuation allowance on the majority of its net operating losses and other deferred tax assets, compared to a provision for income taxes of $526,000 for the 2020 Period. The $61.5 increase was primarily due to the Company’s valuation allowance release in the 2021 Period.

The discrete tax benefit related to the release of the valuation allowance had a significant impact on earnings per share, increasing basic earnings per share by $1.79 and diluted earnings per share by $1.53 in the 2021 Period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred cumulative net losses and negative cash flows from operations since inception until 2020. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock and convertible notes, and commercial bank debt. As of December 31, 2020, we had $174.1 million in cash and cash equivalents. As of September 30, 2021, we had $193.2 million in cash and cash equivalents.

Borrowing Arrangements and Equity Offerings

There were no material changes in borrowing arrangements and equity offerings since the filing of our most recent Annual Report.

Cash Flows

	Nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$67,359	$71,365
Net cash used in investing activities	(1,429)	(372,291)
Net cash (used in) provided by financing activities	(46,805)	298,877
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,125	$(2,049)

Operating activities.  Cash provided by operating activities was $67.4 million in the 2021 Period, compared to $71.4 million in 2020 Period. The $4.0 million decrease in cash provided by operating activities was primarily due to changes in working capital, partially offset by higher net income exclusive of non-cash items.

Investing activities.  Cash used in investing activities was $1.4 million in the 2021 Period, compared to cash used in investing activities of $372.3 million in the 2020 Period. The $370.9 million decrease in cash used in investing activities was primarily related to the Nucynta Acquisition, which closed in the 2020 Period. The remaining change is primarily related to the timing of purchases of property and equipment.

Financing activities.  Cash used in financing activities was $46.8 million for the 2021 Period, compared to cash provided by financing activities of $298.9 million in the 2020 Period. The $345.7 million decrease in cash provided by financing activities was primarily related to net proceeds from the term notes of $192.1 million and issuance of the convertible notes of $138.3 million, both of which were issued in the 2020 Period, combined with repurchases of Common Stock of $15.5 million in the 2021 Period. The remaining change is primarily related to changes in the repayment of term notes, proceeds from the issuance of shares under our employee stock purchase plan and proceeds from exercises of stock options, offset by payments made for employee restricted stock tax withholdings.

Funding Requirements

We believe that our cash and cash equivalents at September 30, 2021 together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

There are several limitations related to the use of adjusted EBITDA rather than net income, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes; and
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments.

Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP net income	$8,046	$11,286	$96,551	$19,794
Adjustments:
Interest expense	5,115	8,063	16,257	21,145
Interest income	(3)	(3)	(9)	(229)
Provision for (benefit from) income taxes	991	280	(61,049)	526
Depreciation	448	195	1,312	589
Amortization	16,796	16,795	50,386	43,885
Stock-based compensation expense	5,948	5,165	19,343	15,700
Total adjustments	$29,295	$30,495	$26,240	$81,616
Adjusted EBITDA	$37,341	$41,781	$122,791	$101,410

Adjusted EBITDA was $37.3 million for the 2021 Quarter compared to $41.8 million for the 2020 Quarter. The $4.5 million decrease was primarily due to lower GAAP net income of $3.2 million and a lower adjustment for interest expense of $2.9 million, partially offset by higher adjustments for provision for income taxes and stock-based compensation expense of $711,000 and $783,000, respectively.

Adjusted EBITDA was $122.8 million for the 2021 Period compared to $101.4 million for the 2020 Period. The $21.4 million increase was primarily due to higher GAAP net income of $76.8 million and higher adjustments for amortization expense of $6.5 million and stock-based compensation expense of $3.6 million, partially offset by lower adjustments for income taxes of $61.6 million, primarily due to the impact of the Company’s valuation allowance release, and interest expense of $4.9 million.

The following is a summary of 2021 quarterly Adjusted EBITDA as of September 30, 2021:

	First Quarter	Second Quarter	Third Quarter
	2021	2021	2021
GAAP net income	$15,662	$72,843	$8,046
Adjustments:
Interest expense	5,721	5,421	5,115
Interest income	(3)	(3)	(3)
Provision for (benefit from) income taxes	(188)	(61,852)	991
Depreciation	439	425	448
Amortization	16,795	16,795	16,796
Stock-based compensation expense	6,879	6,516	5,948
Total adjustments	$29,643	$(32,698)	$29,295
Adjusted EBITDA	$45,305	$40,145	$37,341

Operating Expenses, Excluding Stock-Based Compensation

Operating expenses, excluding stock-based compensation is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense.

Operating expenses, excluding stock-based compensation for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP Operating expenses	$31,964	28,567	100,200	94,308
Stock-based compensation	5,948	5,165	19,343	15,700
Operating expenses, excluding stock-based compensation	$26,016	$23,402	$80,857	$78,608

Operating expenses, excluding stock-based compensation was $26.0 million in the 2021 Quarter compared to $23.4 million in the 2020 Quarter. The $2.6 million increase was primarily related to the increase in selling, general and administrative expenses, partially offset by the decrease in research and development expenses, both described above in “Results of Operations.”

Operating expenses, excluding stock-based compensation was $80.9 million in the 2021 Period compared to $78.6 million in the 2020 Period. The $2.3 million increase was primarily related to the increase in selling, general and administrative expenses, combined with the increase in research and development expenses, both described above in “Results of Operations.”

The following is a summary of 2021 quarterly Operating expenses, excluding stock-based compensation through September 30, 2021:

	First Quarter	Second Quarter	Third Quarter
	2021	2021	2021
GAAP Operating expenses	$34,406	$33,830	$31,964
Stock-based compensation	6,879	6,516	5,948
Operating expenses, excluding stock-based compensation	$27,527	$27,314	$26,016

The following is a summary of 2020 quarterly Operating expenses, excluding stock-based compensation for the year ended December 31, 2020.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2020	2020	2020	2020
GAAP Operating expenses	$33,926	$31,815	$28,567	$29,296
Stock-based compensation	4,951	5,584	5,165	6,210
Operating expenses, excluding stock-based compensation	$28,975	$26,231	$23,402	$23,086

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2020, we had a federal net operating loss (“NOL”) carryforward of approximately $226.8 million and state NOL carryovers of approximately $170.3 million, which are available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2028, and the state NOL carryforwards begin to expire in 2030. We also had U.S. federal tax credits of approximately $4.6 million, and state tax credits of approximately $1.2 million. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. During the three months ended June 30, 2021, the Company released the portion of the valuation allowance on deferred tax assets expected to be realized through future earnings. Refer to Note 15, Income Taxes, for more information.

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

Additionally, our sales, marketing and distribution capabilities may be hindered as a result of the COVID-19 outbreak. In response to the outbreak, our sales personnel transitioned partly or entirely to remote work. The safety and well-being of our employees is our highest priority and we expect to maintain mitigating measures until such time as mandated closures or other restrictions are lifted and public health officials change their recommendations, and we have, and will continue to, equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations, whether in person or from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to continue successfully commercializing our products. Notwithstanding the lifting of COVID-19 restrictions in many jurisdictions, and amidst continuing public health concerns relating to the spread of COVID-19, weekly pain patient office visits continue to be depressed compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with our products. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease. If we are unable to successfully commercialize our products during the COVID-19 outbreak, our ability to generate sufficient product revenue may be adversely affected.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 35%, 31% and 31% of our product shipments for the nine months ended September 30, 2021. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases, a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

The COVID-19 pandemic has, and will likely continue to have, a substantial impact on the delivery of healthcare services in the United States. Healthcare providers have reduced staffing and limited access for non-patients, including our sales professionals. Notwithstanding the lifting of COVID-19 restrictions in many jurisdictions, and amidst continuing public health concerns relating to the spread of COVID-19, weekly pain patient office visits continue to be depressed compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with our products. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease. These circumstances may result in reduced demand for our products and negatively impact our sales and results of operations.

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

As of September 30, 2021, there were outstanding options to purchase an aggregate of 3,078,247 shares of our common stock at a weighted average exercise price of $18.37 per share, of which options to purchase 2,326,929 shares of our common stock were then exercisable. In addition, as of September 30, 2021, we had an outstanding warrant to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase shares of our common stock at all, or that we will repurchase shares at favorable prices.

In August 2021, our board of directors authorized a share repurchase program to repurchase up to $100 million of our common stock (of which $82.5 million remained available as of September 30, 2021). Any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth shares of Common Stock repurchased under our Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended September 30, 2021. Amounts are reflected in thousands, except share and per share amounts.

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)		(d) Maximum approximate dollar value of Shares that may yet be purchased under the plans or programs
July 1, 2021 through July 31, 2021	1,989		$23.74	—		100,000
August 1, 2021 through August 31, 2021	426,645		$20.62	418,205		91,363
September 1, 2021 through September 30, 2021	441,585		$20.06	440,835		82,520
Total	870,219	(2)	$20.34	859,040	(2)

(1)	The Repurchase Program was announced on August 16, 2021. The Repurchase Program provides for the repurchase of up to $100 million of outstanding shares of our common stock at any time or times through December 31, 2022. The Repurchase Program did not expire during the three months ended September 30, 2021, nor does the Company currently plan to terminate the Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 4, 2021	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	November 4, 2021	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)