Form 10-K
period 2021-12-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2022-02-24
CIK 1267565

04

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021

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

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $831.0 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2021 of $23.64 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2022, there were 33,377,788 shares of the registrant's common stock, par value, $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2021, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products, particularly in light of current global challenges stemming from the COVID-19 pandemic;
●	our ability to complete our announced acquisition of BioDelivery Sciences International, Inc. (“BDSI”), successfully integrate BDSI’s operations into our organization following closing, and realize projected cost savings associated with the acquisition of BDSI;
●	our ability to obtain and maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us, including litigation with Purdue Pharma, L.P.;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain in the face of global challenges, such as the COVID-19 pandemic;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any future product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are building a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. Our portfolio includes Xtampza ER, an abuse-deterrent, extended-release, oral formulation of oxycodone and Nucynta ER and Nucynta IR (collectively, the “Nucynta Products”), which are extended-release (“ER”) and immediate-release (“IR”) formulations of tapentadol. Xtampza ER was approved by the U.S. Food and Drug Administration (“FDA”) in April 2016 for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. We commercially launched Xtampza ER in June 2016.

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

For the fiscal year ended December 31, 2021, we generated $276.9 million in net revenues, comprised of $103.7 million from sales of Xtampza ER and $173.2 million from sales of the Nucynta Products.

As of the date of the filing of this Annual Report on Form 10-K, we expect the COVID-19 pandemic and actions taken to contain it to continue to impact our revenue. Notwithstanding the lifting of some COVID-19 restrictions in many jurisdictions, and amidst continuing public health concerns relating to the spread of COVID-19, particularly variants thereof, weekly pain patient office visits continue to be depressed compared to pre-COVID periods, which we believe in turn may account for fewer patients beginning therapy with our products. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease.

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

In 2021, there were approximately 152.8 million prescriptions for opioids written in the United States, representing a 3% decline from 2020 levels and including approximately 2.9 million prescriptions for branded extended-release opioids, approximately 12.1 million prescriptions for generic extended-release opioids, and greater than 137.7 million prescriptions for immediate-release opioids. After marked increases in opioid prescriptions from 2000 to 2015, prescriptions decreased each year since 2015, correlated with rising awareness of the extent and impact of the opioid crisis. Prescription levels for 2020 represented a return to levels similar to these seen in the year 2000, when 143.8 million prescriptions for opioid were written in the United States, including 11.4 million prescriptions for extended-release opioids and 132.3 million prescriptions for immediate-release opioids.

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

Prescription Opioid Abuse in the United States

Prescription opioids of all kinds, including both immediate-release and extended-release formulations, are subject to manipulation, diversion, misuse, and abuse. Besides their accepted uses for analgesia, opioids produce a general sense of well-being or euphoria by reducing tension, anxiety, and aggression. These effects contribute to the attractiveness of opioids for abuse and, indeed, the CDC has described abuse of prescription drugs in the United States as a vast and deadly epidemic. The beginning of the opioid overdose epidemic in the late 1990s was marked by a rise in prescription opioid overdose deaths. For a variety of reasons, heroin use began increasing in the mid-2000s, and had surpassed prescription opioids as a cause of opioid-related overdose by 2016, reaching a rate of 4.9 per 100,000 persons in 2018. Meanwhile, the predominant opioid cause of death in 2018 involved synthetic opioids other than methadone. While opioid-involved overdose deaths declined slightly in 2018 (in contrast to the sharp increases during 2014 to 2017), the number of drug overdose deaths was still four times higher in 2018 than in 1999.

The emergence of COVID-19 in early 2020 raised fears that already-rising drug overdose deaths could surge even further amid social isolation, economic stress, and disrupted access to treatment facilities and providers.

Prior research showed that overdose deaths immediately spiked to previously unseen levels after the COVID-19 pandemic began to impact the United States domestically in March 2020 and stayed elevated throughout the summer. Provisional data from the National Center for Health Statistics at the Centers for Disease Control and Prevention (based on data available as of February 6, 2022) indicate that there were at least 74,754 opioid overdose deaths for the 12‐month period ending September 2021, a year‐over-year increase of approximately 22%. While the bulk of these deaths is attributable to synthetic opioids (excluding methadone), there remain a substantial number of overdose deaths attributable to natural and semi‐synthetic opioids, with rates that have remained essentially consistent since at least 2015.

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

Despite the reduction in opioid prescriptions in recent years and the heightened awareness of the risks associated with opioid use, abuse of prescription opioids, including extended-release formulations, continues to be a major public health issue. In 2019, an estimated 10.1 million, or 3.7% of persons aged 12 and older, reported opioid misuse in the prior year as collected by the National Survey on Drug Use and Health sponsored by Substance Abuse and Mental Health Services Administration (SAMHSA). There was no significant change in this data for 2020.

Extended-release opioids may be especially attractive to people who abuse opioids because, if the extended-release mechanism can be defeated through tampering, many extended-release products quickly deliver a relatively large amount of active pharmaceutical ingredient (an effect known as “dose dumping”). By manipulating these products, therefore, people who abuse opioids achieve a more intense euphoria as a result of rapid increases in the blood concentration of the active pharmaceutical ingredient.

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

The Collegium Portfolio

Our mission is to build a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. We have leveraged our research and development efforts as well as licensing relationships with third parties, to develop a portfolio of meaningfully differentiated products for use in the treatment of moderate to severe pain.

Xtampza ER

In April 2016, the FDA approved our New Drug Application (“NDA”) for Xtampza ER (extended-release oxycodone) for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The approved labeling for Xtampza ER includes human abuse potential studies, as well as data supporting the administration of the product as a sprinkle or through feeding tubes. In June 2016, we launched Xtampza ER in the United States. Xtampza ER is formulated using our novel abuse-deterrent technology platform, DETERx, which provides extended-release delivery, while also providing barriers to common methods of abuse and misuse (e.g., crushing, chewing, heating and injecting). This technology combines an active opioid ingredient with a fatty acid and waxes to form microspheres that are filled into a capsule. These wax-based microspheres are designed to resist particle size reduction and dose dumping when subjected to physical and chemical manipulation. Xtampza ER’s label indicates a dosing regimen of one capsule every 12 hours, and it must be taken with food.

Xtampza ER, OxyContin from Purdue, and the authorized generic version of OxyContin (which is identical to the branded version) are the only extended-release oxycodone products marketed in the United States as of January 2021. In 2021, the extended-release oxycodone (OER) market generated approximately $1.3 billion in gross U.S. sales and there were approximately 2.2 million prescriptions written. OxyContin is the largest selling extended-release oxycodone (and largest-selling branded extended-release opioid) in the United States by dollars and prescription volume, with approximately $0.9 billion in U.S. gross sales and approximately 1.5 million prescriptions written in 2021. Relative to 2020, dollars generated by sales for OxyContin and its authorized generic forms written in the United States in 2021 declined 19%, with a 20% decline prescription volume. In 2021, approximately 681,000 prescriptions for Xtampza ER were written.

Xtampza ER and OxyContin (along with its authorized generic) feature the same active pharmaceutical ingredient (oxycodone) and feature abuse-deterrent technologies – though the abuse deterrent technologies are designed differently. In November 2017, we announced FDA approval of a Supplemental New Drug Application (“sNDA”) for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release). In the study, Xtampza ER maintained its extended-release pharmacokinetic profile when crushed, while OxyContin showed a rapid release of oxycodone when crushed with common household tools; crushed OxyContin was bioequivalent to crushed oxycodone IR. The sNDA also added results from an oral human abuse potential study and an oral abuse deterrent claim to the label, making Xtampza ER the only single-agent extended-release oxycodone with oral, intranasal, and intravenous abuse-deterrent labeling.

We are committed to ongoing monitoring and public dissemination of our real-world abuse and diversion data, regardless of the results. The two main sources of real-world abuse, misuse, and diversion data are RADARS® and Inflexxion, an IBH Company. The Researched Abuse, Diversion and Addiction-Related Surveillance (RADARS) System collects product-and geographically-specific data on abuse, misuse, and diversion of prescription drugs through its multiple data sources. Abuse, misuse, and diversion of Xtampza ER has remained low compared to commonly abused schedule II opioid analgesics for three years after introduction into the U.S. market. Methods to defeat the tamper resistant properties of Xtampza ER are reported but there is no indication of widespread or expanding abuse or misuse in the data streams evaluated. Potential limitations are based upon the fact that the Poison Center and Treatment Center Program cases involve self-reporting which may lead to: 1) differential misidentification among drug groups which may affect observed differences, and 2) case counts of drug groups comprised primarily of branded products (Other ADF ER opioids) may be overestimated when based on self-reporting and drug groups comprised primarily of generic products (non-ADF ER opioids and IR oxycodone) may be underestimated. The RADARS data represents a single snapshot in time and is subject to change. Therefore, we plan to continue monitoring real world data characterizing the rate of abuse, misuse, and diversion of Xtampza.

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

Manufacturing of Our Products

Overview

Xtampza ER is manufactured using a proprietary process. This process is reproducible, scalable and cost-efficient, and we believe that the microsphere formulation — and the related manufacturing process — is unique in the extended-release opioid market. To date, we have produced Xtampza ER through a contract manufacturing organization, Patheon, a subsidiary of Thermo Fisher Scientific, Inc. Our microsphere production is currently conducted in a dedicated manufacturing suite as we transitioned the microsphere production to the new suite in 2021. Patheon has an established record of manufacturing FDA-approved products in the United States, including products containing controlled substances. We own all of the intellectual property, including know-how and specialized manufacturing equipment, necessary to be able to qualify the manufacturing equipment currently located at Patheon’s facility as an alternative location (and with an alternative vendor) if necessary.

Nucynta ER is produced at a Janssen facility in Puerto Rico pursuant to a supply agreement that we assumed from Assertio in connection with the Nucynta Acquisition. Collegium continues to execute the transfer of the Nucynta ER manufacturing process through a technology transfer program to enable manufacturing of Nucynta ER at Patheon in Cincinnati, Ohio. Collegium expects the Nucynta ER process to be completed in 2022. Nucynta IR is produced at a contract manufacturing organization, Cambrex, pursuant to a supply agreement.

Drug Substances

The active pharmaceutical ingredient used to formulate Xtampza ER is oxycodone base, which presents as myristate salt in the Xtampza ER formulation. We currently procure this active pharmaceutical ingredient pursuant to a supply agreement with a single U.S.-based manufacturer. As part of our business continuity program, we are in the process of qualifying a secondary active pharmaceutical ingredient manufacturer.

The active pharmaceutical ingredient used in the Nucynta Products is tapentadol, which is supplied by a single U.S.-based manufacturer. As part of our business continuity program, we are in the process of qualifying a secondary active pharmaceutical ingredient manufacturer.

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

Marketing and Commercialization

We commercialize Xtampza ER and the Nucynta Products in the United States with a dedicated field sales force, consisting of approximately 94 sales representatives and managers, to call on the approximately 10,000 health care professionals who write approximately 62% of the branded extended-release opioid prescriptions in the United States, with a primary focus on pain specialists. We also employ a market-access team to support our formulary approval and payor contracting.

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

We primarily sell our products to wholesalers that, in turn, distribute our products to retail outlets (such as drug store and supermarket chains and independent pharmacies), managed health care organizations and government agencies. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. Three of our customers comprised more than 10% of our revenue during the year ended December 31, 2021. These customers comprised 35%, 31% and 29% of revenue, respectively.

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

In July 2012, the FDA approved a class-wide REMS for extended-release and long-acting opioid products. Extended-release formulations of oxycodone, morphine, hydrocodone and hydromorphone, for example, are required to have a REMS. Manufacturers subject to this class-wide REMS must work together to implement the REMS as part of a single shared system to reduce the burden of the REMS on the healthcare system. The central component of the extended-release/long-acting opioid REMS program is an education program for prescribers and patients. Specifically, the REMS includes a Medication Guide available for distribution to patients who are dispensed the drug, as well as a number of ETASU. These ETASU include training for healthcare professionals who prescribe the drug; information provided to prescribers that they can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers about the existence of the REMS and the strong recommendation that they complete the available training. Prescriber training required to be offered as part of the REMS is conducted by accredited, independent continuing education providers, without cost to healthcare professionals, under unrestricted grants funded by the opioid analgesic manufacturers. Moreover, REMS assessments must be submitted on an annual basis to assess the extent to which the ETASU are meeting the goals of the REMS and whether the goals or elements should be modified.

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

The civil False Claims Act and similar state laws impose liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act and similar state laws allow a private individual to bring civil actions on behalf of the federal or state government and to share in any monetary recovery. The Federal Physician Payments Sunshine Act and similar state laws impose reporting requirements for various types of payments to physicians and teaching hospitals. Failure to comply with required reporting requirements under these laws could subject manufacturers and others to substantial civil monetary penalties. In addition, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical and medical device companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical and medical device products, including state investigations and litigation by certain government entities regarding our marketing of opioid products.

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

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Joint Select Committee on Deficit Reduction (created under the Budget Control Act of 2011) did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, triggering automatic reductions to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2030 unless additional action is taken by Congress, although they have been suspended by the Coronavirus Aid, Relief and Economic Security, or CARES, Act, until March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, extended the suspension period to December 31, 2021.

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

Environmental and Social Issues

Environmental, social, and governance (“ESG “) is fundamental to our strategy, purpose and culture. We retained a third-party consultant (NASDAQ) to review our ESG strategy and disclosures, with ultimate oversight maintained by our Board of Directors and operationalized by our Nominating and Corporate Governance committee. We are currently surveying all company departments with responsibility for activities that impact our ESG profile, including Commercial Operations, Supply Chain Management, Research and Development, Clinical Operations, Human Resources and Legal, among others. We are also committed to aligning our practices with stakeholder expectations and third-party frameworks including the Sustainability Accounting Standards Board (SASB) Biotechnology & Pharmaceuticals standard, which affirms our commitments to the safety of clinical trial participants, drug safety and other priorities important to our stakeholders.

Environment

In 2021, we began refreshing our environmental risk management policies through setting baselines and tracking resources with a focus on reducing environmental impacts while exploring appropriate disclosures about future climate risks and the material impacts on our company.

We conduct our operations in compliance with applicable laws, directives and regulations. Our current material handling policies and management systems include procedures for assessing compliance with applicable laws and regulations and reporting incidents of non-compliance to applicable governmental authorities.

Moreover, we are reviewing and updating our vendor performance management policies governing our manufacturing vendors, as part of our commitment to environmental sustainability, in order to minimize resource use (e.g., energy and water) and waste generation, optimize the use of raw materials, and undertake continuous improvement in environmental performance, with an emphasis on recycling of packaging materials and working with sustainability opportunities in our vendor supply chains.

Collegium Culture, Employee Engagement and Management of Human Capital Resources

As of February 15, 2022, we had a total of 152 employees (all full-time), 64 of whom are home office-based and 88 of whom are field-based. Our employees are foundational to our current and future success, and we believe that their engagement and commitment are among our most valuable assets. As we seek to build and sustain a challenging, inspiring, and inclusive environment for our employees, we have focused on safety and wellness; talent acquisition and retention; employee engagement, development, and training; diversity and inclusion; and compensation and pay equity.

At Collegium, we recognize that we have a responsibility to hold ourselves to the highest standard of business and professional ethics. Our Core Values are the foundational principles of our organization and guide our work, how we interact with each other and our communities and influence the business strategies we employ to fulfill our mission. Our Core Values are: maintain uncompromising Integrity in everything we say and do; embrace the Differences among us to make our ideas richer and better serve our communities; encourage Expression to push ourselves to think big and make our voices heard; and be Accountable to each other, our customers and our communities.

As one reflection of our Core Values, Collegium is dedicated to being a responsible corporate citizen. We and our employees strive to make a positive impact in the communities where we live and work by fostering a culture of philanthropy, service, and mentorship, supporting the wellness of our communities, and working for equitable access to education and educational resources. In addition, Collegium has a charitable matching gift program, which enables employees to make matched charitable donations to any registered 501(c)(3) charity. Collegium has also established a service initiative, which includes financial donations supporting local and national nonprofits with a focus on STEM initiatives and community service. In 2021, Collegium donated over $140,000 and over 400 hours of service in support of these charitable initiatives.

Employee Health & Safety

We believe that the success of our business is fundamentally connected to the well-being of our employees; accordingly, we are committed to their health, safety, and wellness. We provide all employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs. These programs include benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations. From March 2020 through August 2021, we modified our remote work policies to enable our employees to work from home wherever possible, and for employees who could not, or chose not to, work from home, we implemented safety measures to help prevent the spread of COVID-19 in the workplace, such as mandatory face coverings, social distancing, hand hygiene, and limited face-to-face meetings. Since August 2021, when all office-based employees returned to the office on a hybrid workweek basis, both office-based and field-based employees (except in very limited circumstances) have been required to be fully vaccinated against COVID-19.

Employee Engagement

None of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. In December 2021, Collegium was recognized by the Boston Globe as a 2021 Massachusetts Top Place to Work. In February 2022, Collegium was recognized as a 2022 National Top Place to Work (for the second year in a row). This award is based on an anonymous employee survey concerning engagement, leadership, connection, company values, benefits, and other topics. These surveys are conducted annually; in 2021, the recognition was based on participation and feedback from 78.3% of our workforce. We believe these recognitions reflect our dedication to our four Core Values.

Talent Acquisition & Retention

We seek to identify, recruit, retain, incentivize, and integrate our existing and new employees, advisors and consultants. All full-time employees receive stock-based and cash-based compensation awards through the compensation cycle; stock-based compensation includes restricted stock units, or RSUs, for the entire organization. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel as they strive to increase stockholder value and contribute to the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. Collegium offers a comprehensive and competitive benefit package to all full-time employees that includes medical, dental and vision benefits; flexible spending account; life and disability insurance; paid parental and caregiver leave; a 401(k) with a dollar-for-dollar matching contribution on the first 5% contributed by the employee; an employee stock purchase plan; a hybrid workweek that allows most employees to work from home up to two days each week, and charitable matching up to $1,000 per employee per calendar year for donations to registered 501(c)(3) charity. In addition, we sponsor an employee recognition program that allows Collegium employees to reward their co-workers who have exhibited one of the Company's Core Values and/or Leadership Behaviors by awarding them points that can be redeemed for gift cards or merchandise. In 2021, we had 32 new hires and, as of February 15, 2022, our voluntary turnover rate was 9.4% in the home office and 3.3% in the field.

Employee Training & Development

Collegium believes that career development begins with good conversations between employees and their managers that ensure regular feedback, and the Company has implemented tools and annual processes that allow all employees in conjunction with their managers to explore possibilities and drive development action. All employees work with their managers to create annual Individual Development Plans with specific objectives and resource requirements. We encourage our employees to develop both breadth and depth of experience, to build transferable skills, broaden perspective and to hone technical skill sets. While career promotion is driven by business needs and sustained strong performance and capabilities, we have identified and articulated leadership behaviors that drive career development within the organization, and our people managers provide feedback to all employees that is tied to demonstration of these skills. We also conduct an annual Leadership Summit that is focused on aligning leaders around a common set of organizational priorities; building and fostering Collegium’s culture; facilitating knowledge exchange and development amongst Collegium’s leaders; and fueling networking and collaboration across the organization.

Diversity, Equity, and Inclusion

We are unwavering in our commitment to treat our colleagues with equal humanity, and we will be open-minded and inclusive in our dealings with one other, both because these expectations flow from our Core Values and because creating a diverse, equitable, and inclusive environment improves our performance and our business. When people feel appreciated and included, they can be more creative, innovative, and successful, which in turn drives commercial success and enhances shareholder value. Leveraging the contributions of a diverse employee population creates an environment in which individual differences and capabilities are valued. We are therefore committed to employing people whose diverse backgrounds contribute to innovation and allow our company to approach the complex issues that face our industry from many different perspectives. Consistent with this belief, we are committed to ensuring that our employees are treated with respect and dignity to drive a culture of inclusion that values the broad perspective of each employee and fully harnesses the contributions they can make.

As of February 15, 2022, our workforce breakdown with respect to gender and self-reported race and ethnicity was as follows:

Ethnicity	#	%
Asian (Not Hispanic or Latino)	13	8.5%
Black or African American (Not Hispanic or Latino)	7	4.6%
Hispanic or Latino	5	3.3%
Prefer Not to Disclose	2	1.3%
Two or More Races (Not Hispanic or Latino)	1	0.7%
White (Not Hispanic or Latino)	124	81.6%

Gender	#	%
Female	78	51.3%
Male	74	48.7%

As in everything we do, we are committed to continuous improvement in this area. In recent years, we launched a Diversity, Inclusion and Equity Council (the “Council”) comprised of a cross-functional group of employees, and chaired by our Chief Executive Officer, that focuses on listening to and learning from our lived experiences and aligning on actions that we can take to improve the diversity and inclusivity of our organization. The Council is, among other activities, working to enhance our training curriculum with ongoing, mandatory diversity, equity, and inclusion education. We have also engaged in a review of our recruitment and hiring practices with the intention of improving the diversity of Collegium at all levels. While we are proud of the diversity of backgrounds and identities that our workforce exhibits, we will make the necessary investments of time, resources, and engagement to make sustained improvements in this area.

Executive Officers of the Company

The following table lists the positions, names and ages of our executive officers as of February 24, 2022:

Name	Age	Position(s)
Joseph Ciaffoni	50	Director, President and Chief Executive Officer
Colleen Tupper	46	Executive Vice President and Chief Financial Officer
Scott Dreyer	49	Executive Vice President and Chief Commercial Officer
Shirley Kuhlmann	38	Executive Vice President and General Counsel
Richard Malamut	62	Executive Vice President and Chief Medical Officer

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

Colleen Tupper, Executive Vice President and Chief Financial Officer. Ms. Tupper has served as our Executive Vice President and Chief Financial Officer since May 2021. Prior to joining Collegium, Ms. Tupper most recently served as Chief Financial Officer, U.S. Business Unit as well as a member of the U.S. Business Unit Executive Leadership Team and the Global Finance Leadership Team at Takeda from January 2019 to April 2021. Prior to that role, Ms. Tupper held several roles of increasing responsibility at Shire Pharmaceuticals (acquired by Takeda in 2019) including Vice President, U.S. Commercial Finance, Vice President, Finance Integration Lead, and Vice President, Head of Finance Global Neuroscience and Ophthalmics. Earlier in her career, Ms. Tupper served in various finance and accounting roles at both Shire Pharmaceuticals and Antigenics (now Agenus). Ms. Tupper received a B.S. in Accounting from Franklin Pierce University.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products and future product candidates, if approved, that we may develop or acquire in the future. Our failure to do so successfully could impair our growth strategy and plans and could have a material adverse effect on our business, financial position, and operating results;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.
●	If we cannot continue successfully commercializing Xtampza ER or the Nucynta Products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on product labeling of Xtampza ER and our ability to market Xtampza ER successfully may be adversely affected;
●	Xtampza ER and the Nucynta Products are subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	We could fail to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations;
●	Failure to comply with ongoing governmental regulations for marketing any product, including Xtampza ER and the Nucynta Products, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any future product candidates which we may develop, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain, and our future product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;
●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;
●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of Xtampza ER or the Nucynta Products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredient of our products, any production problems with our supplier could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	The announcement and pendency of our acquisition of BioDelivery Sciences International, Inc. (“BDSI”) may have an adverse effect on our business, financial condition, operating results and cash flows;
●	Our ability to realize the benefits of the acquisition of BDSI is substantially dependent on the projected cost savings resulting from the timely and effective integration of the operations of Collegium and BDSI;
●	Our business may continue to be adversely affected by the COVID-19 pandemic;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products, and clinical trials of our products and any future product candidates, may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Needs

Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products and future product candidates, if approved, that we may develop or acquire in the future. Our failure to do so successfully could impair our growth strategy and plans and could have a material adverse effect on our business, financial position, and operating results.

Our ability to maintain profitability depends upon our ability to realize the full commercial potential of our products and to commercialize successfully any other products and future product candidates, if approved, that we may develop, in-license or acquire in the future. Our ability to generate revenue from our current or future products depends on a number of factors, including our ability to:

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

As of December 31, 2021, we had a federal net operating loss (“NOL”) carryforward of approximately $119.3 million and state NOL carryovers of approximately $103.0 million, which are available to offset future taxable income. The U.S. federal and state NOL carryforwards expire at various dates through 2036. We also had U.S. federal tax credits of approximately $4.5 million, and state tax credits of approximately $1.0 million. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. During the three months ended June 30, 2021, the Company released the portion of the valuation allowance on deferred tax assets expected to be realized through future earnings. Refer to Note 16, Income Taxes, for more information.

We have outstanding indebtedness in the form of our 2.625% Convertible Senior Notes and our Loan Agreement with BioPharma, which may adversely affect our business, financial condition and results of operations.

In February 2020, in connection with the Nucynta Acquisition, we incurred (i) $143.8 million in principal amount of indebtedness in the form of 2.625% Convertible Senior Notes due in 2026 (the “Convertible Notes”) and (ii) $200.0 million in secured indebtedness pursuant to our Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “Loan Agreement”). In addition, in connection with the announcement of the BDSI Acquisition, we entered into a commitment letter with Pharmakon Advisors, L.P. pursuant to which funds managed by Pharmakon Advisors, L.P. have committed, subject to customary conditions, to provide to us a four (4) year senior secured term loan facility in an aggregate principal amount of $650.0 million. We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

The FDA has imposed a class-wide REMS on all IR, ER and long-acting opioid drug products (known as the Opioid Analgesic REMS). The FDA continually evaluates whether the REMS program is meeting its goal of ensuring that the benefit of these drugs continue to outweigh their risks, and whether the goals or elements of the program should be modified. Any modification of the Opioid Analgesic REMS by the FDA to impose additional or more burdensome requirements could increase the costs associated with marketing our products and/or reduce the willingness of healthcare providers to prescribe our products, which would have a material adverse effect on our ability to continue to successfully commercialize and generate sufficient revenue from our products.

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

Risks Related to Intellectual Property

Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products.

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

Additionally, our sales, marketing and distribution capabilities may be hindered as a result of the COVID-19 outbreak. The safety and well-being of our employees is our highest priority and we expect to maintain mitigating measures until such time as mandated closures or other restrictions are lifted and public health officials change their recommendations, and we have, and will continue to, equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations, whether in person or from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to continue successfully commercializing our products. Notwithstanding the lifting of some COVID-19 restrictions in many jurisdictions, and amidst continuing public health concerns relating to the spread of COVID-19, particularly variants thereof, weekly pain patient office visits continue to be depressed compared to pre-COVID periods, which we believe in turn may account for fewer patients beginning therapy with our products. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease. If we are unable to successfully commercialize our products during the COVID-19 outbreak, our ability to generate sufficient product revenue may be adversely affected.

If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer.

Physicians and others in the medical community, patients, and healthcare payors may not accept and use our products. Acceptance and use of our products will depend on a number of factors including:

●	approved indications, warnings and precautions language that may be less desirable than competitive products;
●	perceptions of physicians and other healthcare community members of the safety and efficacy of our products;
●	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology;
●	the availability of competitive products;
●	the pricing and cost-effectiveness of our products relative to competing products;
●	the potential and perceived advantages of our products over alternative treatments;
●	the convenience and ease of administration to patients of our products;
●	actual and perceived availability and quality of coverage and reimbursement for our products from government or other third-party payors;
●	negative publicity related to our products or negative or positive publicity related to our competitors’ products;
●	the prevalence and severity of adverse side effects;
●	policy initiatives by FDA, HHS, DEA, or other federal or state agencies regarding opioids;
●	our ability to comply with the Opioid Analgesic REMS; and
●	the effectiveness of marketing and distribution efforts by us and any licensees and distributors.

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

Risks Related to Our Dependence on Third Parties

If the third-party manufacturers of Xtampza ER or the Nucynta Products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business.

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

We have initiated the activities required to transition commercial manufacturing for Nucynta ER from Janssen to Patheon, which is an assumed obligation of the Nucynta Commercialization Agreement. We cannot guarantee we will be successful in our efforts to demonstrate equivalence of product manufactured by Patheon with product manufactured by Janssen, and we may encounter delays in obtaining regulatory approval for Patheon as a new manufacturer and supplier of Nucynta ER. Additionally, we may be unsuccessful in validation activities, which could lead to delays in the transfer of manufacturing obligations, higher costs of validation, and/or rejection of otherwise saleable batches of Nucynta ER, all of which could have an adverse effect on our business and results of operations. Even if we are successful in our regulatory approval and validation activities, we could encounter issues in obtaining commercial supply from Patheon's facility due to technical problems or challenges obtaining adequate and/or timely DEA procurement quota.

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources. Our reliance on a limited number of vendors and, in particular, Patheon as our single manufacturer for Xtampza ER and the future manufacturer of Nucynta ER, exposes us to the following risks, any of which could impact commercialization of our products, result in higher costs, or deprive us of potential product revenues:

●	Our contract manufacturer, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products including the ongoing COVID-19 pandemic, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment.
●	Our contract manufacturer could default on their agreement with us to meet our requirements for commercial supplies of our products and/or we could experience technical problems in the operation of our dedicated manufacturing suite.
●	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products, before we may use the alternative manufacturer to produce commercial supplies.
●	It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturer and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully.
●	If our contract manufacturer were to terminate our arrangement or fail to meet our commercial manufacturing demands, we may be forced to delay our development and commercial programs.

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

We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected.

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 35%, 31% and 29% of our product shipments for the year ended December 31, 2021. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

In addition, these wholesaler customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot guarantee that we can manage these pricing pressures or that wholesaler purchases will not fluctuate unexpectedly from period to period. In addition, due to unprecedented and significant disruptions in the processing of product returns by wholesale pharmaceutical distributors, as further disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company formally denied a significant portion of unprocessed product claims under the Company’s return policy. The Company subsequently received payment for only a portion of the denied claims and intends to vigorously pursue collections of the full amount of these short-pay receivables. Additional unprocessed return claims have and are expected to continue to expire prior to their physical return. Although the Company has and expects to continue to deny credit for product returns that are not in accordance with its return policy, uncertainty exists related to the ultimate resolution of these claims. We intend to pursue vigorously collections of the full amount of the receivable, but there can be no assurance that we will be able to do so or that similar disruptions in the wholesaler distribution network will not occur in the future.

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

Risks Related to Our Business and Strategy

The announcement and pendency of our acquisition of BioDelivery Sciences International, Inc. may have an adverse effect on our business, financial condition, operating results and cash flows.

On February 14, 2022, we entered into a definitive agreement to acquire BioDelivery Sciences International, Inc. (“BDSI”). The transaction (the “Acquisition”) is expected to close late in the first quarter 2022, subject to customary closing conditions. We have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Acquisition and planning for integration. Completion of the Acquisition is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way. The failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our common stock as it currently reflects an assumption that the transaction will be completed. Furthermore, if the Acquisition is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

●	we would have incurred significant costs in connection with the Acquisition that we may be unable to recover;
●	we may be subject to negative publicity or be negatively perceived by the investment or business communities;
●	we may be subject to legal proceedings related to the Acquisition;
●

any disruptions to our business resulting from the announcement and pendency of the Acquisition, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Acquisition is not consummated; and

●	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to prior to the announcement of the Acquisition, if the Acquisition is not consummated.

Our ability to realize the benefits from the acquisition of BDSI is substantially dependent on the cost savings resulting from the timely and effective integration of the operations of Collegium and BDSI.

Our ability to realize the benefits from the acquisition of BDSI is substantially dependent on the cost savings resulting from the timely and effective integration of the operations Collegium and BDSI. The process of integrating the operations of Collegium and BDSI could encounter unexpected costs and delays, which include: the loss of key personnel; the loss of key customers; the loss of key suppliers; and unanticipated issues in integrating sales, marketing and administrative functions. If we are unable to timely and effectively integrate the operations of Collegium and BDSI, our costs could be adversely affected, and our business could suffer. Further, even if the integration is timely and effective, we may never realize the cost savings expected from the integration of the operations of our two companies.

Our business may continue to be adversely affected by the COVID-19 pandemic.

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

The extent to which the COVID-19 pandemic continues to impact our results of operation will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the rate and manner in which it spreads, the duration of the pandemic, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. Although travel and other restrictions have been lifted in certain jurisdictions, there remains substantial uncertainty as to the possibility of further surges in infections, including surges resulting from the development of new variants of COVID-19 which could lead to travel and other restrictions being re-imposed. These actions could have a material adverse impact on our business, financial condition and results of operations, and we will continue to monitor the effects of the COVID-19 pandemic closely.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of December 31, 2021, there were outstanding options to purchase an aggregate of 2,728,169 shares of our common stock at a weighted average exercise price of $18.33 per share, of which options to purchase 2,220,889 shares of our common stock were then exercisable. In addition, as of December 31, 2021, we had an outstanding warrant to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase shares additional shares of our common stock at all or at favorable prices.

In August 2021, our board of directors authorized a share repurchase program to repurchase up to $100 million of our common stock at any time or times through December 31, 2022 (the “Repurchase Program”), and as of December 31, 2021, the remaining value of shares that may be repurchased pursuant to the Repurchase Program was $57.1 million. Any additional share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global

Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.

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

Holders

As of January 31, 2022, there were 18 holders of record of our common stock. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 7, 2015, the date on which our common stock first began trading on the NASDAQ Global Select Market, of the total cumulative shareholder return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2021. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends, however no dividends have been declared on our common stock to date.

		December 31,	December 31,
$100 investment in stock or index	May 7, 2015	2020	2021
Collegium Pharmaceutical, Inc. (COLL)	$100.00	$162.98	$151.99
NASDAQ Composite Index (IXIC)	$100.00	$260.60	$316.35
NASDAQ Biotechnology Index (NBI)	$100.00	$132.14	$131.30

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth shares of Common Stock repurchased under our Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended December 31, 2021:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)		(d) Maximum approximate dollar value of Shares that may yet be purchased under the plans or programs
October 1, 2021 through October 31, 2021	244,318		$20.19	244,318		77,588
November 1, 2021 through November 30, 2021	1,047,359		$19.52	1,047,359		57,139
December 1, 2021 through December 31, 2021	—		$—	—		57,139
Total	1,291,677	(2)	$19.65	1,291,677	(2)

(1)	The Repurchase Program was announced on August 16, 2021. The Repurchase Program provides for the repurchase of up to $100 million of outstanding shares of our common stock at any time or times through December 31, 2022. The Repurchase Program did not expire during the three months ended December 31, 2021, nor does the Company currently plan to terminate the Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 6. [Reserved]

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

Overview

We are building a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. Our portfolio includes Xtampza ER, an abuse-deterrent, extended-release, oral formulation of oxycodone, and Nucynta ER and Nucynta IR (collectively, the “Nucynta Products”), which are extended-release (“ER”) and immediate-release (“IR”) formulations of tapentadol.

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

For the fiscal year ended December 31, 2021, we generated $276.9 million in net revenues, comprised of $103.7 million from sales of Xtampza ER and $173.2 million from sales of the Nucynta Products.

Outlook

We expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities. We are promoting Xtampza ER to approximately 10,000 health care professionals who write approximately 62% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 94 sales representatives and managers. We are promoting the Nucynta Products to the same health care professionals to whom we promote Xtampza ER, leveraging our existing sales organization. We have historically paid royalties to Assertio on all revenues from the sale of Nucynta Products based on certain net sales thresholds. Upon the closing of the Nucynta Acquisition and the termination of the Nucynta Commercialization Agreement (except for certain sections that survive in accordance with the Nucynta Purchase Agreement) in February 2020, our prior royalty obligation to Assertio ceased and our only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal.

We were historically not profitable and incurred net losses in each year since inception until 2020. However, we generated net income of $71.5 million and $26.8 million in the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $256.3 million.

We believe that our cash and cash equivalents at December 31, 2021, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

Financial Operations Overview

Product Revenues

Product revenue through the year ended December 31, 2021 has been generated from product sales of Xtampza ER and the Nucynta Products. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, product sales are recorded upon delivery of products to customers, net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation and travel expenses for our employees in executive, finance, sales and marketing and administrative functions. Other selling, general and administrative expenses include facility-related costs and professional fees for directors, accounting and legal services, and expenses associated with obtaining and maintaining patents. As we continue to invest in the commercialization of our products, we expect our selling, general and administrative expenses to continue to be substantial for the foreseeable future.

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to the term notes and convertible notes issued in February 2020 in connection with the Nucynta Acquisition. Historically, interest expense also related to the Nucynta Commercialization Agreement and cash interest costs from the Loan and Security Agreement with Silicon Valley Bank (“SVB”). However, in January 2020, the Company prepaid the outstanding principal, accrued interest, and required prepayment fees on the SVB term loan and recognized an immaterial loss on extinguishment as a component of interest expense.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Provision for Income Taxes

The provision for income taxes reflects expense for federal and state income taxes. During the year ended December 31, 2021, the Company removed its valuation allowance on the substantial majority of its deferred tax assets, resulting in a tax benefit in 2021. Given the valuation allowance that was recorded on deferred tax assets during the year ended December 31, 2020, the provision for 2020 income taxes consisted of state income tax for certain states that enacted changes in tax laws that prevented us from using our state-level NOLs to offset taxable income.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. Estimates include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of our products, estimates utilized in the valuation of inventory, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets and tax valuation allowances. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Revenue

Our only source of revenue to date has been generated by sales of our products, which are primarily sold to distributors (“customers”), which in turn sell the product to pharmacies and others for the treatment of patients (“end users”). Revenue for product sales is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This generally occurs upon delivery to our customers when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable. Therefore, product sales are recorded upon delivery to our customers net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns.

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

Provisions for product returns are based on product-level returns rates, recent unprocessed return claims, as well as relevant market events and other factors. Our return policy requires that product is physically returned within an 18-month window beginning six months prior to expiration and up until twelve months after expiration. Estimates of the future product returns are made at the time of revenue recognition to determine the amount of consideration to which we expect to be entitled (that is, excluding the products expected to be returned). To the extent we receive amounts in excess of what we expect to be entitled to receive due to a product return, we do not recognize revenue when we transfer products to customers but instead recognize those excess amounts received as a refund liability. We update the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

Historically, estimates of the refund liability for product returned for Nucynta Products were based on historical returns rates as these products have been commercially sold in the US since 2009 for Nucynta IR and since 2011 for Nucynta ER. Because the Company began selling the Nucynta Products in 2018, the majority of Nucynta Products sold to customers by the Company were not eligible for return until the year ended December 31, 2021, or beyond. For Xtampza

ER, estimates of the refund liability for product returns were historically based on a combination of historical actual returns processed to date, taking into consideration the expiration date of product upon delivery to customers, as well as forecasted customer buying and return patterns, channel inventory levels, and other specifically known market events and trends. Refer to Note 3, Revenue from Contracts with Customers, for more information.

Provisions for trade allowances and chargebacks are primarily based on customer-level contractual terms. Accruals and related reserves are adjusted as new information becomes available, which generally consists of actual trade allowances and chargebacks processed relating to sales recognized in the period.

Intangible Assets

We record the fair value of finite-lived intangible assets as of the transaction date. Intangible assets are then amortized over their estimated useful lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. We test intangible assets for potential impairment whenever triggering events or circumstances present an indication of impairment. If the sum of expected undiscounted future cash flows of the intangible assets is less than the carrying amount of such assets, the intangible assets would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. As of December 31, 2021, our only intangible asset is related to the Nucynta Intangible Asset. There have been no triggering events that indicate that the carrying value is not recoverable from undiscounted cash flows.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse.

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

As a result of sustained positive earnings history as demonstrated through recent cumulative earnings, as of June 30, 2021, the Company began using projections of future taxable income as a source of realizing its deferred tax assets. Accordingly, the Company released the portion of the valuation allowance on deferred tax assets expected to be realized through future earnings in the three months ended June 30, 2021, and subsequent quarters. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions of $2.0 million as of December 31, 2021. The Company recognized a total tax benefit of $74.9 million for the year ended December 31, 2021, which included a deferred tax benefit of $78.0 million.

Significant judgment is required in making these assessments to maintain or reverse our valuation allowances, and, to the extent our future expectations change we would have to assess the recoverability of these deferred tax assets at that time.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020

	(in thousands)
Product revenues, net	$276,868	$310,016
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	59,070	69,500
Intangible asset amortization	67,181	60,680
Total cost of products revenues	126,251	130,180
Gross profit	150,617	179,836
Operating expenses
Research and development	9,451	9,772
Selling, general and administrative	118,960	113,832
Restructuring	4,578	—
Total operating expenses	132,989	123,604
Income from operations	17,628	56,232
Interest expense	(21,014)	(28,882)
Interest income	12	232
(Loss) income before income taxes	(3,374)	27,582
(Benefit from) provision for income taxes	(74,891)	830
Net income	$71,517	26,752

Product revenues, net were $276.9 million for the year ended December 31, 2021 (“2021”), compared to $310.0 million for the year ended December 31, 2020 (“2020”), representing a $33.1 million decrease. For 2021, Xtampza product revenue was $103.7 million compared to $128.0 million for 2020. The $24.3 million decrease for Xtampza revenue was due to higher gross-to-net adjustments, primarily related to rebates and provisions for returns, partially offset by a benefit from an increase in sales volume and price. For 2021, Nucynta IR and ER revenue was $102.2 million and $71.0 million, respectively, compared to $116.3 million and $65.7 million, respectively, for 2020. The $8.8 million decrease for Nucynta Products revenue was due to a decrease in sales volume and higher provisions for returns, partially offset by a benefit from lower gross-to-net adjustments primarily related to rebates.

Cost of product revenues (excluding intangible asset amortization) was $59.1 million for 2021, compared to $69.5 million for 2020. The $10.4 million decrease was primarily related to a decrease in royalty expense for the

Nucynta Products, partially offset by an increase in sales volume for Xtampza. Investments in manufacturing, including the transfer of the Nucynta ER manufacturing process, which is expected to be completed in 2022, may impact the relationship between revenue and costs of product revenues (excluding intangible asset amortization) in future periods. In the 2020 Period, we recognized $14.2 million in sales-based royalty expense due to Assertio under the terms of the Nucynta Commercialization Agreement. Our sales-based royalty obligations to Assertio ceased upon closing of the Nucynta Acquisition on February 13, 2020.

Intangible asset amortization was $67.2 million for 2021, compared to $60.7 million for 2020. The $6.5 million increase was primarily related to the Nucynta Acquisition, in which $367.1 million of consideration was allocated to the existing intangible asset as incremental cost in 2020. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately six years.

Research and development expenses were $9.5 million for 2021, compared to $9.8 million for 2020. The $300,000 decrease was primarily related to a decrease in salaries, wages and benefits, partially offset by an increase in trial related costs.

Selling, general and administrative expenses were $119.0 million for 2021, compared to $113.8 million for 2020. The $5.2 million increase was primarily related to:

●	an increase in audit, legal, and other professional fees of $3.5 million, primarily related to higher costs associated with ongoing intellectual property litigation;

●	an increase in litigation settlements of $2.9 million due to the Company executing a settlement framework to resolve 27 pending opioid-related lawsuits. Refer to Note 11, Commitments and Contingencies, for further information;
●	an increase in salaries, wages and benefits of $1.6 million, primarily due to stock-based compensation expense,
●	an increase in insurance of $747,000, primarily due to higher premiums; partially offset by
●	a decrease in sales, marketing and consulting costs of $3.6 million, primarily due to lower costs incurred in 2021 to support the ongoing commercialization of our products.

Restructuring expenses were $4.6 million for 2021, compared to zero for 2020. The increase in restructuring expenses is due to the Company entering into a plan to reduce its workforce, primarily related to its salesforce in 2021. The arrangements included the payment of a cash severance benefit near the time of separation, together with continued medical benefits and related services. Refer to Note 2, Significant Accounting Policies, for further information.

Interest expense was $21.0 million for 2021, compared to $28.9 million for 2020. The $7.9 million decrease was primarily due to lower non-cash interest expense associated with the Company’s convertible notes in 2021 as a result of the adoption of ASU 2020-06 in 2021 combined with lower cash interest expense associated with the Company’s term note due to continued principal payments.

Interest income was $12,000 for 2021, compared to $232,000 for 2020. The $220,000 decrease was primarily due to lower interest rates earned on money market funds.

Benefit from income taxes was $74.9 million for 2021, which includes a $78.0 million tax benefit related to the release of the Company’s valuation allowance on the majority of its net operating losses and other deferred tax assets, compared to a provision for income taxes of $830,000 for 2020. The $75.7 million increase was primarily due to the Company’s valuation allowance release in 2021.

Liquidity and Capital Resources

Sources of liquidity

We have historically incurred net losses in each year since inception until 2020. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock and convertible notes, and commercial bank debt. As of December 31, 2021, we had $186.4 million in cash and cash equivalents. We believe that our cash and cash equivalents at December 31, 2021, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

The following transactions represent the material borrowing arrangements and equity offerings.

Pharmakon Term Notes

On February 6, 2020, in connection with the execution of the Nucynta Purchase Agreement, we, together with our subsidiary, Collegium Securities Corporation, entered into the Loan Agreement with BioPharma Credit PLC, as collateral agent and lender; and BioPharma Credit Investments V (Master) LP, as lender. The Loan Agreement provides for a $200.0 million secured term loan (the “term notes”), the proceeds of which were used to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement. The outstanding principal balance for the term notes as of December 31, 2021 is $112,500, including $50,000 of obligations due in the first twelve months after period end.

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

The Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that require us to maintain $200.0 million in annual net sales and covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an event of default under the Loan Agreement, notwithstanding our ability to meet its debt service obligations. The Loan Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Loan Agreement and execution upon the collateral securing obligations under the Loan Agreement. As of December 31, 2021, the Company was in compliance with all of its covenants.

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

The convertible notes are senior, unsecured obligations and will accrue interest at a rate of 2.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. The notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted. Before August 15, 2025, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 34.2618 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $29.19 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. The outstanding principal balance for the convertible notes as of December 31, 2021 is $143,750. There are no principal repayment obligations due in the first twelve months after period end.

Debt Commitment Letter

On February 14, 2022, in connection with the definitive agreement to acquire BioDelivery Sciences International, Inc. (“BDSI”) (the “Merger Agreement”), we entered into a commitment letter (the “Debt Commitment Letter”) with Pharmakon Advisors, L.P. pursuant to which funds managed by Pharmakon Advisors, L.P. have committed, subject to customary conditions, to provide to Collegium a four (4) year senior secured term loan facility in an aggregate principal amount of $650.0 million (the “Term Facility”), including $100.0 million of principal repayment obligations due in the first twelve months of the loan.

Proceeds will be used to finance a portion of Collegium’s acquisition of BDSI, as well as to repay the outstanding debt of Collegium and BDSI and pay certain fees and expenses related thereto. Under the terms of the Debt Commitment Letter, the Term Facility will have $100 million in amortization payments during the first year and the remaining $550 million balance will amortize in equal quarterly installments over the remaining three (3) years. The loan will initially bear interest at 3-month LIBOR plus 7.50% per annum subject to a 1.20% floor, and Collegium will pay a one-time fee of 2% due at signing and 1% due at closing. The obligation of Pharmakon Advisors, L.P. to provide the financing under the Debt Commitment Letter is subject to a number of conditions, including the receipt by Pharmakon Advisors, L.P. of executed loan documentation, the accuracy of certain representations and warranties in all material respects and consummation of the Transactions as contemplated by the Merger Agreement.

Cash flows

In this section, we discuss cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

	Years ended December 31,
	2021	2020
Net cash provided by operating activities	$103,557	$93,942
Net cash used in investing activities	(1,944)	(373,772)
Net cash (used in) provided by financing activities	(89,303)	286,474
Net increase in cash, cash equivalents and restricted cash	$12,310	$6,644

Operating activities. Cash provided by operating activities was $103.6 million in 2021, compared to $93.9 million in 2020. The $9.7 million increase in cash provided by operating activities was primarily due to changes in working capital, including accounts receivable and accrued rebates, returns, and discounts, and accrued expenses, as well as higher net income exclusive of non-cash items.

Investing activities. Cash used in investing activities was $1.9 million in 2021, compared to $373.8 million in 2020. The $371.9 million increase in cash used in investing activities was primarily related to the Nucynta Acquisition. The remaining change is related to the timing of purchases of property, plant, and equipment primarily for the dedicated manufacturing suite at our contract manufacturing organization.

Financing activities. Cash used in financing activities was $89.3 million in 2021, compared to cash provided by financing activities of $286.5 million in 2020. The $375.8 million decrease was primarily related to net proceeds from the term notes of $192.1 million and issuance of the convertible notes of $138.3 million, both of which were issued in 2020. The remaining change is primarily related to repurchases of common stock of $47.9 million, including the ASR Program, and changes in payments made for employee restricted stock tax withholdings, partially offset by proceeds from exercises of stock options.

Funding requirements

We believe that our cash and cash equivalents at December 31, 2021, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2021 that will affect our future liquidity include our term notes, including interest, convertible senior notes, including interest, operating lease obligations, and purchase obligations. For further detail regarding our term notes and convertible senior notes, refer to Note 12, Debt. For further detail regarding our operating lease obligations, refer to Note 13, Leases.

The Company’s purchase obligations represent the minimum purchase obligations of up to $3.0 million per year with our contract manufacturer which are in effect as of December 31, 2021 and will remain in effect each year until the termination of our manufacturing agreement.

We also have employment agreements with executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good cause. These payments are contingent upon the occurrence of various future events, and the amounts payable under these provisions depend upon the level of compensation at the time of termination of employment, and therefore, are not calculable at this time.

Non-GAAP Financial Measures

To supplement our financial results presented on a GAAP basis, we have included information about certain non-GAAP financial measures such as adjusted EBITDA and adjusted operating expenses. We use these non-GAAP financial measures to understand, manage and evaluate our business as we believe they provide additional information on the performance of our business. We believe that the presentation of these non-GAAP financial measures, taken in conjunction with our results under GAAP, provide analysts, investors, lenders and other third parties insight into our view and assessment of our ongoing operating performance. In addition, we believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provide supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing our performance and results from period to period. We report these non-GAAP financial measures to portray the results of our operations prior to considering certain income statement elements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP.

In our quarterly and annual reports, earnings press releases and conference calls, we may discuss the following financial measures that are not calculated in accordance with GAAP, to supplement our consolidated financial statements presented on a GAAP basis.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income adjusted to exclude interest expense, interest income, the benefit from or provision for income taxes, depreciation, amortization, stock-based compensation, restructuring expenses, and litigation settlements. Adjusted EBITDA, as used by us, may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

There are several limitations related to the use of adjusted EBITDA rather than net income, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs. The amount and/or frequency of these restructuring expenses are not part of our underlying business; and
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred.

Adjusted EBITDA for the years ended December 31, 2021 and 2020 was as follows:

	Years ended
	December 31,
	2021	2020
GAAP net income	$71,517	$26,752
Adjustments:
Interest expense	21,014	28,882
Interest income	(12)	(232)
(Benefit from) provision for income taxes	(74,891)	830
Depreciation	1,736	870
Amortization	67,181	60,680
Stock-based compensation expense	24,255	21,910
Restructuring	4,578	—
Litigation settlements	2,935	—
Total adjustments	$46,796	$112,940
Adjusted EBITDA	$118,313	$139,692

Adjusted EBITDA was $118.3 million for 2021 compared to $139.7 million for 2020. The $21.4 million decrease was primarily due to higher GAAP net income of $44.8 million and higher adjustments for amortization expense of $6.5 million, restructuring expenses of $4.6 million, litigation settlements of $2.9 million, stock-based compensation expense of $2.3 million, depreciation expense of $866,000, and interest income of $220,000, partially offset by lower adjustments for income taxes of $75.7 million, primarily due to the impact of the Company’s valuation allowance release, and interest expense of $7.9 million.

The following is a summary of 2021 quarterly Adjusted EBITDA through December 31, 2021:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2021	2021	2021	2021
GAAP net income (loss)	$15,662	$72,843	$8,046	$(25,034)
Adjustments:
Interest expense	5,721	5,421	5,115	4,757
Interest income	(3)	(3)	(3)	(3)
(Benefit from) provision for income taxes	(188)	(61,852)	991	(13,842)
Depreciation	439	425	448	424
Amortization	16,795	16,795	16,796	16,795
Stock-based compensation expense	6,879	6,516	5,948	4,912
Restructuring	—	—	—	4,578
Litigation settlements	—	—	—	2,935
Total adjustments	$29,643	$(32,698)	$29,295	$20,556
Adjusted EBITDA	$45,305	$40,145	$37,341	$(4,478)

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, restructuring, and litigation settlements.

Adjusted operating expenses for the years ended December 31, 2021 and 2020 were as follows:

	Years ended
	December 31,
	2021	2020
GAAP Operating expenses	$132,989	$123,604
Adjustments:
Stock-based compensation	24,255	21,910
Restructuring	4,578	—
Litigation settlements	2,935	—
Total adjustments	31,768	21,910
Adjusted operating expenses	$101,221	$101,694

Adjusted operating expenses were $101.2 million for 2021 compared to $101.7 million for 2020. The $500,000 decrease was primarily related to an increase in GAAP operating expenses of $9.4 million due to the increase in selling, general and administrative expenses, partially offset by the decrease in research and development expenses, and higher adjustments for stock-based compensation expense, restructuring, and litigation settlements as described above in “Results of Operations.”

The following is a summary of 2021 quarterly adjusted operating expenses through December 31, 2021:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2021	2021	2021	2021
GAAP Operating expenses	$34,406	$33,830	$31,964	$32,789
Adjustments:
Stock-based compensation	6,879	6,516	5,948	4,912
Restructuring	—	—	—	4,578
Litigation settlements	—	—	—	2,935
Total adjustments	6,879	6,516	5,948	12,425
Adjusted operating expenses	$27,527	$27,314	$26,016	$20,364

The following is a summary of 2020 quarterly adjusted operating expenses for the year ended December 31, 2020.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2020	2020	2020	2020
GAAP Operating expenses	$33,926	$31,815	$28,567	$29,296
Adjustments:
Stock-based compensation	4,951	5,584	5,165	6,210
Restructuring	—	—	—	—
Litigation settlements	—	—	—	—
Total adjustments	4,951	5,584	5,165	6,210
Adjusted operating expenses	$28,975	$26,231	$23,402	$23,086

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents consisting of cash and money market funds of $186.4 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our money market funds are short-term highly liquid investments and our term notes with Pharmakon, which bear interest based on the three-month LIBOR rate, subject to a LIBOR floor of 2.0%, plus a margin of 7.5% per annum. Due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Collegium Pharmaceutical, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting principle applied to its convertible debt effective January 1, 2021.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2022

Item 9B.  Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of the Shareholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.

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

Exhibits

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger, dated July 10, 2014, by and between Collegium Pharmaceutical, Inc., a Delaware corporation, and Collegium Pharmaceutical, Inc., a Virginia corporation.(1)
3.1†	Third Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc.(2)
3.2†	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.(3)
4.1†	Warrant to Purchase Stock, dated November 8, 2018, issued by Collegium Pharmaceutical, Inc. to Assertio Therapeutics, Inc.(4)
4.2†	Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (5)
4.3†	First Supplemental Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (5)
4.4†	Form of certificate representing the 2.625% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3) (5)
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.1†	Office Lease agreement by and between Campanelli-Trigate 100 TCD Stoughton, LLC, and Collegium Pharmaceutical, Inc as of March 23, 2018. (6)
10.2+†	2015 Employee Stock Purchase Plan.(7)
10.3+†	Performance Bonus Plan. (8)
10.4(a)+†	Amended and Restated 2014 Stock Incentive Plan. (7)
10.4(b)+†	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (7)
10.4(c)+†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan. (7)
10.4(d)+†	Form of Restricted Stock Award Agreement under the Amended and Restated 2014 Stock Incentive Plan. (7)
10.4(e)+†	Form of Performance Share Unit Agreement under the Amended and Restated 2014 Stock Incentive Plan. (9)
10.5†	Form of Indemnification Agreement. (8)
10.6+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.(10)
10.7+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Shirley Kuhlmann and Collegium Pharmaceutical, Inc. (10)
10.8+†	Letter Agreement dated June 4, 2018, by and between Collegium Pharmaceutical, Inc. and Michael T. Heffernan.(11)
10.9+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.(10)
10.10+†	Amended & Restated Employment Agreement, effective as of December 27, 2020, by and between Richard Malamut, M.D. and Collegium Pharmaceutical, Inc.(10)
10.11*†	Commercialization Agreement, by and among, Assertio, Inc., Collegium Pharmaceutical, Inc. and Collegium NF, LLC, dated as of December 4, 2017.(12)
10.12†	Amendment dated January 9, 2018 to Commercialization Agreement by and among Assertio, Inc. and Collegium Pharmaceutical, Inc. and Collegium NF, LLC.(12)
10.13†	Amendment No. 2 to Commercialization Agreement, dated August 29, 2018, by and among Collegium Pharmaceutical, Inc., Collegium NF, LLC, and Assertio Therapeutics, Inc.(14)
10.14†	Amendment No. 3 to Commercialization Agreement, dated November 8, 2018, by and among Collegium Pharmaceutical, Inc., Collegium NF, LLC, and Assertio Therapeutics, Inc.(4)
10.15†	Purchase Agreement, dated as of February 6, 2020, by and between Collegium Pharmaceutical, Inc. and Assertio Therapeutics, Inc.(15)
10.16†

Loan Agreement, dated as of February 6, 2020, by and among the Company, its subsidiaries, BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender.(15)

10.17†

First Amendment to Loan Agreement, dated as of February 24, 2020, by and among the Company, its subsidiaries, BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender.(16)

10.18†

Second Amendment to Loan Agreement, dated as of May 27, 2020, by and among the Company, Collegium Securities Corporation, BioPharma Credit PLC, as collateral agent, BPCR Limited Partnership, as lender, and BioPharma Credit Investments V (Master) LP, as lender.(2)

10.19†	License Agreement (U.S.), dated as of January 13, 2015, by and among Grünenthal GmbH, Janssen Research & Development, LLC, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.(16)
10.20†	Consent Agreement, dated January 30, 2020, by and among Grünenthal GmbH, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.(16)
10.21†	Settlement Agreement, dated September 29, 2020, by and among Collegium Pharmaceutical, Inc. and Teva Pharmaceuticals USA, Inc.(17)
10.22+†	Employment Agreement, dated May 24, 2021, by and between Colleen Tupper and Collegium Pharmaceutical, Inc.(18)
21.1	Subsidiaries of Collegium Pharmaceutical, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(2) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the Commission on August 5, 2020.

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

(7) Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-207744) filed with the Commission on November 2, 2015.

(8) Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1/A (File No. 333-203208) filed with the Commission on April 27, 2015.

(9) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on May 8, 2019.

(10) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on December 30, 2020.

(11) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 4, 2018.

(12) Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2018.

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

(16) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Commission on May 7, 2020.

(17) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2020.

(18) Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the Commission August 5, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.
By: /s/ Joseph Ciaffoni.
Joseph Ciaffoni
Chief Executive Officer

Signature	Title	Date

/s/ Joseph Ciaffoni	President and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2022
Joseph Ciaffoni

/s/ Colleen Tupper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Colleen Tupper

/s/ Michael T. Heffernan, R.Ph.	Chairman of the Board	February 24, 2022
Michael T. Heffernan, R.Ph.

/s/ Rita Balice-Gordon, Ph.D.	Director	February 24, 2022
Rita Balice-Gordon, Ph.D.

/s/ Garen G. Bohlin	Director	February 24, 2022
Garen G. Bohlin

/s/ John A. Fallon, M.D.	Director	February 24, 2022
John A. Fallon, M.D.

/s/ John G. Freund, M.D.	Director	February 24, 2022
John G. Freund, M.D.

/s/ Gwen Melincoff	Director	February 24, 2022
Gwen Melincoff

/s/ Gino Santini	Director	February 24, 2022
Gino Santini

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated

COLLEGIUM PHARMACEUTICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Collegium Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for convertible debt in 2021 due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.

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

Revenue Recognition – Product Return Liability– Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

Revenue is recognized when control is transferred to the customer, which occurs upon delivery, and revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions and a refund liability is established for estimated product returns. At the end of each reporting period, the Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration is constrained) to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period. Variable consideration, including the risk of customer concessions, is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. The Company updates the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

Estimating the variable consideration and the provision for the refund liability requires significant judgment by management. Given the complexity and significant estimation involved in calculating variable consideration and the refund liability, our audit in this area required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue deductions and the refund liability (the “return adjustments”) included the following, among others:

●	We tested the effectiveness of controls over the measurement and recognition of return adjustments, including management's controls over product returns and revenue data.
●	We evaluated the Company's methodology and significant assumptions made in developing the return adjustments.
●	We tested the completeness and accuracy of the data underlying the measurement of return adjustments.
●	We tested the mathematical accuracy of management's underlying calculation of return adjustments.
●	We tested the reasonableness of management's estimate through corroboration with management outside of accounting and finance and evaluated evidence related to return adjustments.
●	We evaluated management's ability to accurately forecast product return activity by performing a retrospective review, comparing prior period product return estimates to actual product returns processed in the subsequent year to identify potential bias or unanticipated trends in the determination of the refund liability.
●	We developed independent estimates of the return adjustments using historical sales and returns activity, product dating and expiration dates, and other information.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2022

We have served as the Company's auditor since 2016.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$186,426	$174,116
Accounts receivable, net	105,844	83,320
Inventory	17,394	15,614
Prepaid expenses and other current assets	5,879	4,838
Total current assets	315,543	277,888
Property and equipment, net	19,491	18,988
Operating lease assets	7,644	8,391
Intangible asset, net	268,723	335,904
Restricted cash	2,547	2,547
Deferred tax assets	78,042	—
Other noncurrent assets	87	123
Total assets	$692,077	$643,841
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$4,189	$10,016
Accrued expenses	29,214	24,656
Accrued rebates, returns and discounts	196,996	156,554
Current portion of term notes payable	48,353	47,495
Current portion of operating lease liabilities	814	730
Total current liabilities	279,566	239,451
Term notes payable, net of current portion	61,666	110,019
Convertible senior notes	139,966	99,575
Operating lease liabilities, net of current portion	7,951	8,765
Total liabilities	489,149	457,810
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 35,806,119 issued and 33,655,402 outstanding shares at December 31, 2021 and 34,612,054 issued and outstanding at December 31, 2020	36	35
Additional paid-in capital	502,095	519,143
Accumulated deficit	(256,342)	(333,147)
Treasury stock, at cost; 2,150,717 shares at December 31, 2021 and none at December 31, 2020	(42,861)	—
Total shareholders’ equity	202,928	186,031
Total liabilities and shareholders’ equity	$692,077	$643,841

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,
	2021	2020	2019
Product revenues, net	$276,868	$310,016	$296,701
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	59,070	69,500	178,908
Intangible asset amortization	67,181	60,680	14,752
Total cost of products revenues	126,251	130,180	193,660
Gross profit	150,617	179,836	103,041
Operating expenses
Research and development	9,451	9,772	10,340
Selling, general and administrative	118,960	113,832	116,449
Restructuring	4,578	—	—
Total operating expenses	132,989	123,604	126,789
Income (loss) from operations	17,628	56,232	(23,748)
Interest expense	(21,014)	(28,882)	(909)
Interest income	12	232	1,935
(Loss) income before income taxes	(3,374)	27,582	(22,722)
(Benefit from) provision for income taxes	(74,891)	830	—
Net income (loss)	$71,517	$26,752	$(22,722)

Earnings (loss) per share — basic	$2.05	$0.78	$(0.68)
Weighted-average shares — basic	34,936,817	34,407,959	33,453,844

Earnings (loss) per share — diluted	$1.86	$0.76	$(0.68)
Weighted-average shares — diluted	41,045,805	35,151,353	33,453,844

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	33,265,629	$33	$428,729	—	$—	$(337,177)	$91,585
Exercise of common stock options	201,308	—	2,046	—	—	—	2,046
Issuance for employee stock purchase plan	74,142	1	816	—	—	—	817
Vesting of RSUs	196,139	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(58,378)	—	(822)	—	—	—	(822)
Stock-based compensation	—	—	16,528	—	—	—	16,528
Net loss	—	—	—	—	—	(22,722)	(22,722)
Balance at December 31, 2019	33,678,840	$34	$447,297	—	$—	$(359,899)	$87,432
Exercise of common stock options	637,924	1	6,656	—	—	—	6,657
Issuance for employee stock purchase plan	67,512	—	758	—	—	—	758
Vesting of RSUs	335,524	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs	(107,746)	—	(2,255)	—	—	—	(2,255)
Stock-based compensation	—	—	21,910	—	—	—	21,910
Equity component of 2020 Convertible Notes, net of issuance costs of $1,773	—	—	44,777	—	—	—	44,777
Net loss	—	—	—	—	—	26,752	26,752
Balance at December 31, 2020	34,612,054	$35	$519,143	—	$—	$(333,147)	$186,031
Cumulative effect of adjustment for adoption of ASU 2020-06	—	—	(44,777)	—	—	5,288	(39,489)
Exercise of common stock options	803,485	1	11,868	—	—	—	11,869
Issuance for employee stock purchase plan	43,719	—	755	—	—	—	755
Vesting of RSUs and PSUs	511,743	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(164,882)	—	(4,149)	—	—	—	(4,149)
Share repurchases	—	—	—	(2,150,717)	(42,861)	—	(42,861)
Forward contract on ASR agreement	—	—	(5,000)	—	—	—	(5,000)
Stock-based compensation	—	—	24,255	—	—	—	24,255
Net income	—	—	—	—	—	71,517	71,517
Balance at December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$202,928

The accompanying notes are an integral part of these consolidated financial statements

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$71,517	$26,752	$(22,722)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	67,181	60,680	14,752
Depreciation expense	1,736	870	731
Deferred income taxes	(78,042)	—	—
Stock-based compensation expense	24,255	21,910	16,528
Non-cash lease expense	18	57	313
Non-cash interest expense for amortization of debt discount and issuance costs	3,406	8,972	—
Changes in operating assets and liabilities:
Accounts receivable	(22,524)	(10,367)	4,993
Inventory	(2,296)	(8,270)	(1,826)
Prepaid expenses and other assets	(1,086)	(1,598)	2,037
Accounts payable	(5,827)	3,769	(5,903)
Accrued expenses	4,777	(7,838)	6,056
Accrued rebates, returns and discounts	40,442	(995)	12,766
Operating lease assets and liabilities	—	—	734
Other long-term liabilities	—	—	(676)
Net cash provided by operating activities	103,557	93,942	27,783
Investing activities
Purchase of intangible asset	—	(368,226)	—
Purchases of property and equipment	(1,944)	(5,546)	(6,438)
Net cash used in investing activities	(1,944)	(373,772)	(6,438)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	755	758	817
Proceeds from the exercise of stock options	11,952	6,577	2,046
Payments made for employee stock tax withholdings	(4,149)	(2,255)	(822)
Repurchases of common stock, including the ASR agreement	(47,861)	—	—
Proceeds from issuance of term note, net of issuance costs of $2,456	—	192,117	—
Proceeds from convertible senior notes, net of issuance costs of $5,473	—	138,277	—
Repayment of term notes	(50,000)	(37,500)	—
Repayment of term loan	—	(11,500)	—
Net cash (used in) provided by financing activities	(89,303)	286,474	2,041

Net increase in cash, cash equivalents and restricted cash	12,310	6,644	23,386
Cash, cash equivalents and restricted cash at beginning of period	176,663	170,019	146,633
Cash, cash equivalents and restricted cash at end of period	$188,973	$176,663	$170,019

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$186,426	$174,116	170,019
Restricted cash	2,547	2,547	—
Total cash, cash equivalents and restricted cash	$188,973	$176,663	170,019

Supplemental disclosure of cash flow information
Cash paid for offering costs	$—	$—	$30
Cash paid for interest	$17,608	$18,967	$709
Cash paid for income taxes	$3,005	$483	$—

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$72	$293	$134
Accrued royalties discharged upon closing of asset acquisition	$—	$1,145	—
Inventory used in the construction and installation of property and equipment	$516	$2,299	—
Receivable from stock option exercises in other current assets	$—	$80	$—
Operating lease assets assumed	$—	$—	$9,957
Operating lease liabilities assumed	$—	$—	$10,691

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. NATURE OF BUSINESS

Organization

Collegium Pharmaceutical, Inc. (the “Company”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company’s mission is to build a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. The Company’s first product, Xtampza ER, is an abuse-deterrent, extended-release, oral formulation of oxycodone. In April 2016, the United States Food and Drug Administration (the “FDA”) approved the Company’s new drug application (“NDA”) for Xtampza ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In June 2016, the Company announced the commercial launch of Xtampza ER.

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

The Company periodically reviews its accounting estimates in light of changes in circumstances, facts and experience. As of the date of the filing of this Annual Report on Form 10-K, the Company expects the COVID-19 pandemic and actions taken to contain it to continue to impact its revenue. Notwithstanding the lifting of COVID-19 restrictions in many jurisdictions, and amidst continuing public health concerns relating to the spread of COVID-19, weekly pain patient office visits continue to be depressed compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with the Company’s products. The Company believes that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease.

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

Liquidity

The Company believes that its cash and cash equivalents at December 31, 2021, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for the foreseeable future.

The Company historically experienced net losses in each year since its inception until 2020, and as of December 31, 2021, had an accumulated deficit of $256,342.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of products, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of intangible assets and tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Fair Value Measurements

Fair value measurements and disclosures describe the fair value hierarchy based on three levels of inputs as follows:

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

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2021 and 2020.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at December 31, 2021 and 2020.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Money market funds, included in cash equivalents	$45,078	$45,078	$—	$—

December 31, 2020
Money market funds, included in cash equivalents	$45,069	$45,069	$—	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of December 31, 2021, the convertible senior notes had a fair value of approximately $139,078 and a net carrying value of $139,966.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of December 31, 2021, the carrying amount of the term notes reasonably approximated the estimated fair value.

As of December 31, 2021, and December 31, 2020, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued rebates, returns and discounts, reasonably approximated the estimated fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash deposits primarily with one reputable and nationally recognized financial institution. In addition, as of December 31, 2021, the Company’s cash equivalents were invested in money market funds. The Company has not experienced any material losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held.

Three customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2021. These customers comprised 46%, 33% and 20% of the accounts receivable balance as of December 31, 2021; 46%, 34% and 17% as of December 31, 2020; and 51%, 27%, and 19% as of December 31, 2019.

The same three customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2021. These customers comprised 35%, 31% and 29% of revenue during the year ended December 31, 2021; 34%, 31% and 31% during the year ended December 31, 2020; and 34%, 31%, and 30% during the year ended December 31, 2019.

To date, the Company has not experienced any credit losses with respect to the collection of its accounts receivable and has not recorded an allowance for credit losses as of December 31, 2021 or 2020. The Company has no financial instruments with off balance sheet risk of loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash is reported as non-current unless the restrictions are expected to be released in the next twelve months. As of December 31, 2021 and 2020, the Company had restricted cash of $2,547, which represents cash held in a depository account at a financial institution to collateralize conditional stand by letters of credit for the Company’s corporate credit card program, its lease of its corporate headquarters, and its leases of vehicles for its field-based employees.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory costs consist of costs related to the manufacturing of the Company’s products, which are primarily the costs of contract manufacturing and active pharmaceutical ingredient. The Company determines the cost of its inventories on a specific identification basis, and removes amounts from inventories on a first-in, first-out basis. If the Company identifies excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand and the expected shelf-life of the inventory components. As of December 31, 2021, cumulative estimates of excess inventory recorded as a component of cost of product revenues were immaterial.

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

The Company has capitalized $17,394 of inventory as of December 31, 2021. The Company expects to use the inventory over its operating cycle.

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

Leases

In accordance with ASC Topic 842, Lease Accounting, the Company records lease assets and liabilities for lease arrangements exceeding a 12-month initial term. For operating leases, the Company records a beginning lease liability equal to the present value of minimum lease payments to be made over the lease term discounted using the Company’s incremental borrowing rate and a corresponding lease asset adjusted for incentives received and indirect costs. At lease commencement, the Company measures the lease liability at the present value of the remaining lease payments discounted using the incremental borrowing rate and the corresponding lease asset is adjusted for incentives received and indirect costs. The Company records operating lease rent expense in the Statements of Operations over the lease term. Variable lease costs are not included in the measurement of the operating lease liability and are recognized in the period in which they are incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term. The Company does not have any financing lease arrangements.

Revenue Recognition

The Company’s revenue to date is from sales of the Company’s products, which are primarily sold to distributors, which in turn sell the product to pharmacies for the treatment of patients. In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Refer to Note 3, Revenue from Contracts with Customers, for further detail.

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

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $4,186, $5,368 and $9,527 in the years ended December 31, 2021, 2020, and 2019 respectively. Advertising and product promotion costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for grants of stock options, restricted stock units and performance share units to employees, as well as to the Board of Directors, based on the grant date fair value and recognizes compensation expense over the vesting period, net of actual forfeitures. For employee awards with service conditions, the Company recognizes compensation expense on a straight-line basis. The Company estimates the grant date fair value of stock options using the Black-Scholes option pricing model. The Company estimates the grant date fair value of restricted stock units based on the fair value of the underlying common stock. For awards with performance conditions, the Company estimates the number of shares that will vest based upon the probability of achieving performance metrics. For employee awards with market conditions, the Company recognizes compensation expense on an accelerated attribution basis. The Company estimates the grant date fair value of awards with market conditions using the Monte Carlo model.

Restructuring

During the three months ended December 31, 2021, the Company executed a plan to reduce its workforce, primarily related to its salesforce. The arrangements included the payment of a cash severance benefit near the time of separation, together with continued medical benefits and related services. As a result, the Company recognized $4,578 in restructuring expense. Of this amount, $1,335 was paid by December 31, 2021 and $2,980 was paid in January 2022, with the remaining $263 will be paid in the first half of 2022.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to uncertain tax positions within income tax expense. Any accrued interest and penalties will be included within the related tax liability. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

Earnings per Share

Basic earnings per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted earnings per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security. For purposes of the diluted earnings per share calculation, stock options, restricted stock units, performance share units, and shares potentially issuable in connection with our employee stock purchase plan and Convertible Notes are considered potentially dilutive securities and included to the extent that their addition is not anti-dilutive.

Embedded Derivatives

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s term notes and convertible notes (refer to Note 12, Debt) contain certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and as of December 31, 2021 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including due to changes in market conditions, there could be a change to the fair value.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 affect a wide variety of income tax accounting standards with the objective of reducing their complexity. The new standard became effective for annual and interim periods beginning after December 15, 2020. The Company adopted this standard effective January 1, 2021 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new standard became effective immediately and may be applied prospectively to contracts and transactions through December 31, 2022. Subsequent to issuance, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, in January 2021 to refine and clarify some of its guidance on ASU 2020-04. Upon the transition of the Company’s contracts and transactions to new reference rates in connection with reference rate reform, the Company will prospectively apply the standard and disclose the effect on its consolidated financial statements.

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

The Company elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of the accounting change was removing the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2021 was an increase to the carrying amount of the convertible notes of $39,489, a reduction to accumulated deficit of $5,288, and a reduction to additional paid-in capital of $44,777. Interest expense of the convertible senior notes will be lower as a result of adoption of this guidance and diluted net loss per share will be computed using the if-converted method for the convertible senior notes. As a result of the adoption of this guidance, interest expense decreased and net income increased by $6,488, basic earnings per share was increased by $0.19, and diluted earnings per share was decreased by $0.06 for the year ended December 31, 2021.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 and may be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company will adopt this standard effective January 1, 2022 and the adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue to date is from sales of the Company’s products, which are primarily sold to wholesalers (“customers”), which in turn sell the product to pharmacies for the treatment of patients (“end users”).

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

Performance Obligations

The Company determined that performance obligations are satisfied, and revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This generally occurs upon delivery of the products to customers (wholesalers), at which point the Company recognizes revenue and records accounts receivable. Payment is typically received 30 to 90 days after satisfaction of the Company’s performance obligations.

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions, including (1) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (2) product returns, including return estimates; and, (3) trade allowances and chargebacks, including fees for distribution service fees, prompt pay discounts, and chargebacks. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect the expected amount of consideration to which the Company is entitled based on the terms of the contract. In addition, the Company made a policy election to exclude from the measurement of the transaction price all taxes that are assessed by a governmental authority that are imposed on revenue-producing transactions.

The Company bases its estimates of variable consideration, which could include estimates of future rebates, returns, and other adjustments, on historical data and other information. Estimates include: (i) timing of the rebates and returns incurred, (ii) pricing adjustments related to rebates and returns, and (iii) the quantity of product that will be rebated or returned in the future. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period.

Provisions for rebates and incentives are based on the estimated amount of rebates and incentives to be claimed on the related sales. As the Company’s rebates and incentives are based on products dispensed to patients, the Company is required to estimate the expected value of claims at the time of product delivery to wholesalers. Given that wholesalers sell the product to pharmacies, which in turn dispense the product to patients, claims can be submitted significantly after the related sales are recognized. The Company’s estimates of these claims are based on the historical experience of existing or similar programs, including current contractual and statutory requirements, specific known market events and trends, industry data, and estimated distribution channel inventory levels. Accruals and related reserves required for rebates and incentives are adjusted as new information becomes available, including actual claims. If actual results vary, the Company may need to adjust future estimates, which could have an effect on earnings in the period of the adjustment.

Provisions for trade allowances and chargebacks are primarily based on customer-level contractual terms. Accruals and related reserves are adjusted as new information becomes available, which generally consists of actual trade allowances and chargebacks processed relating to sales recognized.

Provisions for product returns are based on product-level returns rates, recent unprocessed return claims, as well as relevant market events and other factors. Estimates of the future product returns are made at the time of revenue recognition to determine the amount of consideration to which the Company expects to be entitled (that is, excluding the products expected to be returned). To the extent the Company receives amounts in excess of what it expects to be entitled to receive due to a product return, the Company does not recognize revenue when it transfers products to customers but instead recognizes those excess amounts received as a refund liability. The Company updates the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

Historically, estimates of the refund liability for product returned for Nucynta Products were based on historical returns rates as these products have been commercially sold in the US since 2009 for Nucynta IR and since 2011 for Nucynta ER. Because the Company began selling the Nucynta Products in 2018, the majority of Nucynta Products sold to customers by the Company were not eligible for return until the year ended December 31, 2021, or beyond. For Xtampza ER, estimates of the refund liability for product returns were historically based on a combination of historical actual returns processed to date, taking into consideration the expiration date of product upon delivery to customers, as well as forecasted customer buying and return patterns, channel inventory levels, and other specifically known market events and trends. Sales of Xtampza increased significantly starting in 2018; as a result, the majority of Xtampza sold to customers by the Company has not been eligible for return until the year ended December 31, 2021, or beyond.

The Company’s customers short-pay an existing invoice upon notice of a product return claim. Adjustments to the preliminary short-paid claims are processed when the product is physically returned and the return claim is validated and finalized. The Company’s return policy requires that product is physically returned within an 18-month window beginning six months prior to expiration and up until twelve months after expiration.

During the year ended December 31, 2021, there were unprecedented and significant disruptions in the processing of product returns. Specifically, the Company’s customers, via the third-party returns processor that they and many pharmacies engage to process the majority of the Company’s product returns, failed to return products to the Company in the ordinary course. The value of actual returned product during the year ended December 31, 2021 represented less than 20% of the value of the product returns claimed during that period. Due to the failure of the customers and their vendor to return product timely in the ordinary course, the Company did not physically receive returned products corresponding to the substantial majority of the returns claimed and could not validate or finalize customer return claims, nor determine if the return was or would be eligible for refund upon the physical return. The lack of timely processing of requested product returns obscures information related to the validation of product returns and increases uncertainty related to the actual volume of product that will be physically returned and credited in accordance with the Company’s returns policy.

During the fourth quarter of 2021, after significant and sustained efforts with customers to resolve the unprocessed return claims, the Company formally denied a significant portion of these claims under the Company’s return policy. The Company subsequently received payment for only a portion of the denied claims and intends to vigorously pursue collections of the full amount of these short-pay receivables. Additional unprocessed return claims have and are expected to continue to expire prior to their physical return.

Although the Company has denied and expects to continue to deny credit for product returns that are not in accordance with its return policy, uncertainty exists related to the ultimate resolution of these claims. At the end of each reporting period, the Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration is constrained) to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period. Variable consideration, including the risk of customer concessions, is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. In particular, resolution of the unprocessed return claims includes the risk of concession for those that are outside of the Company’s return policy. As a result of discussions with customers related to unprocessed return claims and the uncertainty associated with the ultimate resolution, as well as the impact of unprocessed claims on estimates of future returns, the Company recorded an adjustment to reduce product revenue, net of $38,329, with offsetting reductions in accounts receivable or increases in the refund liability for future product returns.

Significant judgment is required to determine the variable consideration included in the transaction price as described above. Adjustments to the estimated variable consideration included in the transaction price occurs when new information indicates that the estimate should be revised. If the value of accepted and processed claims is different than the amount estimated and included in variable consideration, then adjustments would impact product revenue, net and earnings in the period such revisions become known. During the year ended December 31, 2021, the Company’s adjustment related the transaction price of performance obligations satisfied in the prior year was $26,644, which includes $8,763 in adjustments to the refund liability. The amount of variable consideration ultimately received and included in the transaction price may materially differ from the Company’s estimates, resulting in additional adjustments recorded to increase or decrease product revenue, net.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2021, 2020, and 2019, respectively:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2018	$129,318	$15,465	$14,841
Provision related to current period sales	263,315	14,991	65,155
Changes in estimate related to prior period sales	(2,865)	—	—
Credits/payments made	(259,867)	(2,808)	(65,976)
Balance at December 31, 2019	$129,901	$27,648	$14,020
Provision related to current period sales	326,280	10,900	75,554
Changes in estimate related to prior period sales	(539)	—	(403)
Credits/payments made	(322,867)	(14,769)	(70,116)
Balance at December 31, 2020	$132,775	$23,779	$19,055
Provision related to current period sales	378,694	27,229	84,470
Changes in estimate related to prior period sales	1,121	8,763	4
Credits/payments made	(370,211)	(5,154)	(90,303)
Balance at December 31, 2021	$142,379	$54,617	$13,226

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.

As of December 31, 2021, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company disaggregates its product revenue, net from contracts with customers into the categories included in the table below. These categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Years ended December 31,
	2021	2020	2019
Xtampza ER	$103,708	127,984	$105,012
Nucynta Products(1)	173,160	182,032	191,689
Total product revenues, net	$276,868	$310,016	$296,701

(1) For the year ended December 31, 2021, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $102,222 and $70,938 respectively. For the year ended December 31, 2020, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $116,318 and $65,714, respectively. For the year ended December 31, 2019, the Company recognized Nucynta IR and Nucynta ER product revenues, net of $117,680 and $74,009, respectively.

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

5. EARNINGS PER SHARE

The following table presents the computations of basic and dilutive earnings (loss) per common share:

	Years ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$71,517	$26,752	$(22,722)
Adjustment for interest expense recognized on convertible senior notes:	4,675	—	—
Net income (loss) — diluted	$76,192	$26,752	(22,722)
Denominator:
Weighted-average shares outstanding — basic	34,936,817	34,407,959	33,453,844
Effect of dilutive securities:
Stock options	504,699	431,524	—
Restricted stock units	461,471	271,542	—
Performance share units	85,229	27,002	—
Employee stock purchase plan	1,198	567	—
Warrants	131,257	12,759	—
Convertible senior notes	4,925,134	—	—

Weighted average shares outstanding — diluted	41,045,805	35,151,353	33,453,844

Earnings (loss) per share — basic	$2.05	$0.78	$(0.68)
Earnings (loss) per share — diluted	$1.86	$0.76	$(0.68)

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. Since the Company intends to settle the principal amount of the convertible senior notes in cash, the Company used the treasury stock method for determining the potential dilution in the diluted earnings per share computation for the year ended December 31, 2020. Effective for the year ended December 31, 2021, the Company used the if-converted method for the convertible senior notes as a result of the adoption of ASU 2020-06, as described in Recently Adopted Accounting Pronouncements above.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Years ended December 31,
	2021	2020	2019
Stock options	1,202,403	2,294,961	3,955,887
Restricted stock units	22,605	4,809	849,679
Performance share units	242,714	211,618	99,400
Employee stock purchase plan	—	—	—
Warrants	—	—	1,041,667
Convertible senior notes	—	4,925,134	—

For performance share units, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. All other securities presented in the table above were excluded from the calculation of diluted earnings per share as their inclusion would have had an antidilutive effect.

As discussed in Note 14, the forward contract in connection with the Company’s ASR Agreement was outstanding as of December 31, 2021. As the Company is entitled to receive additional shares of its common stock in connection with the outstanding forward contract, the receipt of additional shares of common stock would be antidilutive. Therefore, no adjustments were made in the computation of earnings per share for the period the forward was outstanding.

6. INVENTORY

Inventory consisted of the following:

	As of December 31,
	2021	2020
Raw materials	$3,685	$3,514
Work in process	1,007	1,096
Finished goods	12,702	11,004
Total inventory	$17,394	$15,614

During the years ended December 31, 2021, 2020 and 2019, the aggregate charges related to excess inventory were immaterial. These expenses were recorded as a component of cost of product revenues. During the years ended December 31, 2021 and 2020, inventory used in the construction and installation of property and equipment was $516 and $2,299, respectively. During the year ended December 31, 2019, inventory used in the construction and installation of property and equipment was immaterial.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2021	2020
Prepaid regulatory fees	$3,602	$3,280
Prepaid insurance	864	656
Other current assets	27	60
Prepaid development costs	—	392
Other prepaid expenses	1,386	450
Prepaid expenses and other current assets	$5,879	$4,838

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2021	2020
Computers and office equipment	$1,547	$1,429
Laboratory equipment	1,340	1,299
Furniture and fixtures	1,079	1,073
Manufacturing equipment	14,498	14,119
Leasehold improvements	541	541
Construction-in-process	5,182	3,583
Total property and equipment	24,187	22,044
Less: accumulated deprecation	(4,696)	(3,056)
Property and equipment, net	$19,491	$18,988

Depreciation expense related to property and equipment amounted to $1,736, $870 and $731 for the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020, and 2019 the Company disposed of fully depreciated assets of $96, $102 and $280, respectively. The Company did not have any gains or losses from the retirement, sale or disposal of property and equipment during the years ended December 31, 2021, 2020, or 2019.

9. INTANGIBLE ASSETS

As of December 31, 2021 and 2020, the Company’s only intangible asset (“Nucynta Intangible Asset”) is related to the Nucynta Acquisition and the Nucynta Commercialization Agreement. The gross carrying amount and accumulated amortization of the Nucynta Intangible Asset were as follows:

	As of December 31,
	2021	2020
Gross carrying amount	$521,170	$521,170
Accumulated amortization	(252,447)	(185,266)
Intangible asset, net	$268,723	$335,904

Nucynta Acquisitions

In February 2020, the Company entered into the Nucynta Purchase Agreement with Assertio, pursuant to which the Company acquired certain intellectual property and manufacturing rights related to the Nucynta Products, including U.S. commercialization rights, U.S. manufacturing rights, and inventory, for an aggregate purchase price of $375,000, subject to certain closing and post-closing adjustments. The Company also agreed to assume certain regulatory and supply chain contracts, and obligations related to Nucynta Products (refer to Note 4, License Agreements). In February 2020, the Company entered into a loan agreement (refer to Note 12, Debt) and issued convertible senior notes (refer to Note 12, Debt) to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement.

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

Under the original terms of the Nucynta Commercialization Agreement, the Company was obligated to make guaranteed annual minimum royalty payments.

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

The following table summarizes the gross carrying amount, accumulated amortization, and net book value of the Nucynta Intangible Asset for the years ended December 31, 2021, 2020, and 2019:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Balance as of December 31, 2018	$154,089	$(109,834)	$44,255
Amortization expense	—	(14,752)	(14,752)
Balance as of December 31, 2019	$154,089	$(124,586)	$29,503
Amortization expense through Nucynta Acquisition	—	(1,754)	(1,754)
Additional cost incurred from Nucynta Acquisition	367,081	—	367,081
Amortization expense from Nucynta Acquisition through period end	—	(58,926)	(58,926)
Balance as of December 31, 2020	$521,170	$(185,266)	$335,904
Amortization expense through period end	—	(67,181)	(67,181)
Balance as of December 31, 2021	$521,170	$(252,447)	$268,723

Amortization

The Company has been amortizing the Nucynta Intangible Asset over its useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company determined that the useful life for the Nucynta Intangible Asset was approximately 5.9 years from the closing date of the Nucynta Acquisition. The Company recognizes amortization expense as a component of cost of product revenues in the Consolidated Statement of Operations on a straight-line basis over its useful life as it approximates the period of economic benefits expected to be realized from future cash inflows from sales of the Nucynta Products. Prior to the Nucynta Acquisition, the Company had recognized $126,340 of amortization expense related to the Nucynta Intangible Asset. As the accumulated cost basis of the Nucynta Intangible Asset was increased with the Nucynta Acquisition, the Company will continue to prospectively amortize the resulting net intangible asset on a straight-line basis over the remaining useful life.

The following table presents amortization expense recognized for the years ended December 31, 2021, 2020, and 2019:

	Years ended December 31,
	2021	2020	2019
Nucynta amortization expense included in cost of product revenues	$67,181	$60,680	$14,752

As of December 31, 2021, the remaining amortization period is approximately 4.0 years and is expected to be recognized in the following periods:

Years ended December 31,	Amortization Expense
2022	$67,181
2023	67,181
2024	67,181
2025	67,180
Remaining amortization expense:	$268,723

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2021	2020
Accrued royalties	$9,930	$12,954
Accrued audit and legal	3,623	445
Accrued restructuring expenses	3,222	—
Accrued bonuses	2,634	4,571
Accrued product taxes and fees	2,570	1,817
Accrued interest	1,415	1,415
Accrued incentive compensation	851	1,417
Accrued payroll and related benefits	807	892
Accrued sales and marketing	697	261
Accrued income taxes	622	—
Accrued other operating costs	2,843	884
Total accrued expenses	$29,214	$24,656

As of December 31, 2021, the accrued audit and legal balance presented in the table above includes $2,750 related to litigation costs incurred to execute a settlement framework to resolve 27 pending opioid-related lawsuits.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any litigation and, accordingly, does not have any other amounts recorded for any litigation related matters.

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

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of any appeal of the PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion. On November 19, 2021, the PTAB (i) denied Purdue’s motion to terminate the PGR and (ii) issued its Final Written Decision, finding that claims 1-17 of the ʼ961 patent were invalid for lack of written description and anticipation. On December 17, 2021, Purdue filed a Request for Director Review. That request was denied on February 7, 2022. On February 16, 2022, Purdue filed a Federal Circuit notice of appeal.

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

Like the prior follow-on lawsuits, the ’434 patent litigation was consolidated into the lead case and a scheduling order was entered. On October 5, 2021, the Court held a claim construction hearing for the ʼ961 patent and the ʼ434 patent. On November 17, 2021, by stipulation of the parties, the Court set (i) the fact discovery deadline for June 3, 2022; and (ii) expert witness depositions to conclude by August 19, 2022. The court has not set a deadline for dispositive motions or trial.

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

Outside of the MDL, there are several cases pending against the Company in state courts in Pennsylvania and Massachusetts:

●In Pennsylvania, six lawsuits naming the Company have been consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. These include lawsuits filed between May 2018 and July 2019 on behalf of Bucks County, Clinton County, Mercer County, Warrington Township, Warminster Township, and the City of Lock Haven, each of Pennsylvania, alleging claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws. None of these cases has been designated a Track One case in which discovery would commence, and therefore they are all effectively stayed at present.

●In Massachusetts, there are lawsuits by the City of Worcester, the City of Salem, the City of Framingham, the Town of Lynnfield, the City of Springfield, the City of Haverhill, the City of Gloucester, the Town of Canton, the Town of Wakefield, the City of Chicopee, the Town of Natick, the City of Cambridge and the Town of Randolph, all of which have been consolidated before the Business Litigation Session of the Superior Court. The actions allege a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy. The case brought by the City of Springfield was selected to advance for the purpose of motion practice, defendants’ motions to dismiss were denied on January 3, 2020. There is no trial date set for this case.

On December 24, 2021, the Company entered into a settlement framework with Scott+Scott Attorneys at Law, LLP (the “Scott Firm”), the law firm representing plaintiffs in each of the 27 cases described above. Pursuant to the terms of the settlement framework, which is subject to approval by all parties of a final settlement agreement, the Company will pay an aggregate amount not to exceed $2,750,000 in exchange for the dismissal, with prejudice, of each plaintiff’s lawsuit against the Company and a release of claims related to such lawsuits. The Company has entered into this settlement framework to efficiently resolve this litigation and does not admit any liability or acknowledge any wrongdoing in connection with such settlement framework. The Company currently expects to execute a final settlement agreement and make the corresponding payment during the first quarter of 2022.

Opioid-Related Request and Subpoenas

The Company, like a number of other pharmaceutical companies, has received subpoenas or civil investigative demands related to opioid sales and marketing. The Company has received such subpoenas or civil investigative demands from the Offices of the Attorney General of each of Washington, New Hampshire, Maryland and Massachusetts.

On December 16, 2021, the Company entered into an Assurance of Discontinuance with the Massachusetts Attorney General (the “AoD”). Pursuant to the AoD, the Company provided certain assurances and agreed to pay the Massachusetts Attorney General $185,000, including $65,000 relating to that office’s costs of investigation, in exchange for closure of the investigation and a release of claims pertaining to the subject matter of the investigation. The Company is currently cooperating with each of the foregoing states in their respective investigations.

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

The Loan Agreement also permits single voluntary prepayments of the Loan Agreement of less than or equal to $50,000 made solely from the proceeds of an equity issuance by the Company. If equity prepayment occurs prior to the second-

year anniversary of the Closing Date, a prepayment premium of 5.00% would apply, with no make-whole premium.

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

During the years ended December 31, 2021, 2020, and 2019, the Company recognized interest expense of $16,339, $19,034, and zero, respectively, related to the term notes.

As of December 31, 2021, principal repayments under the term notes are estimated to be paid as follows:

Years ended December 31,	Principal Payments
2022	$50,000
2023	50,000
2024	12,500
Total before unamortized discount and issuance costs	$112,500
Less: unamortized discount and issuance costs	(2,481)
Total term notes	$110,019

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

As of December 31, 2021, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of December 31, 2021, the convertible notes outstanding consisted of the following:

Principal	$143,750
Less: unamortized issuance costs	(3,784)
Net carrying amount	$139,966

The Company determined the expected life of the convertible notes was equal to its six-year term. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the convertible notes was 3.26%. As of December 31, 2021, the if-converted value did not exceed the remaining principal amount of the convertible notes.

The following table presents the total interest expense recognized related to the convertible notes during the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Contractual interest expense	$3,773	$3,323
Amortization of debt discount	—	5,628
Amortization of debt issuance costs	902	447
Total interest expense	$4,675	$9,398

As of December 31, 2021, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2022	$3,773
2023	3,773
2024	3,773
2025	3,773
2026	145,638
Total minimum payments	$160,730
Less: interest	(16,980)
Less: unamortized issuance costs	(3,784)
Convertible senior notes	$139,966

13. LEASES

Operating Lease Arrangements

In March 2018, the Company entered into an operating lease for its new corporate headquarters (the “Stoughton Lease”) pursuant to which the Company leases approximately 50,678 of rentable square feet of space, in Stoughton, Massachusetts. The Stoughton Lease commenced in August 2018 when the Company took possession of the space. After the initial four-month free rent period following possession of the space, the operating lease will continue for a term of 10 years. The Company has the right to extend the term of the Stoughton Lease for two additional five-year terms, provided that written notice is provided to the landlord no later than 12 months prior to the expiration of the then current Stoughton Lease term. The Company did not believe the exercise of the extension to be reasonably certain as of the lease commencement date and therefore, did not include the extension as part of its recognized lease asset and lease liability. The annual base rent is $1,214, or $23.95 per rentable square foot, and will increase annually by 2.5% to 3.1% over the subsequent years.

In January 2016, the Company entered a non-cancellable contract with the contract manufacturing organization (“CMO”) of Xtampza ER. The contract term continues through December 2022 and automatically renews for successive two-year terms unless either party gives written notice of termination two-years in advance. Xtampza ER production is currently conducted in an area of the manufacturing plant that is shared with other clients. Pursuant to the terms of the agreement, since 2016 the CMO has reserved 3,267 square feet of existing manufacturing space for a dedicated manufacturing suite for Xtampza ER, which was put into service in the year ended December 31, 2020. As the Company can direct the use of the dedicated manufacturing suite and obtain substantially all the economic benefits of the dedicated space, the Company determined that the arrangement was an embedded operating lease. The Company expects the lease term to continue at least through December 2026 and separated the agreement’s lease and non-lease components in determining the operating lease assets and liabilities. The Company determined its best estimate of stand-alone prices for each of the lease and nonlease components by considering observable information including gross margins expected to be recovered from the Company’s service provider and terms of similar lease contracts.

As of December 31, 2021, the Company had operating lease assets of $7,644 and operating lease liabilities of $8,765 primarily related to operating lease agreements for its corporate headquarters.

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

Variable Lease Costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor.

The components of lease cost for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Years ended December 31,
	2021	2020	2019
Lease Cost
Operating lease cost	$1,305	$1,305	$1,446
Short-term lease cost	1,492	1,312	752
Variable lease cost	292	331	283
Total lease cost	$3,089	$2,948	$2,481

The lease term and discount rate for operating leases for the years ended December 31, 2021 and 2020 are as follows:

	As of December 31,
Lease Term and Discount Rate:	2021	2020
Weighted-average remaining lease term — operating leases (years)	7.6	8.6
Weighted-average discount rate — operating leases	6.1%	6.1%

Other information related to operating leases for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Years ended December 31,
Other Information:	2021	2020	2019
Cash paid for amounts included in the measurement of operating leases liabilities	$1,286	$1,249	$1,133
Leased assets obtained in exchange for new operating lease liabilities	—	—	—

The Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of December 31, 2021, are as follows:

2022	$1,325
2023	1,363
2024	1,401
2025	1,439
2026	1,477
After 2026	4,060
Total minimum lease payments	$11,065
Less: Present value discount	2,300
Present value of lease liabilities	$8,765

14. EQUITY

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of December 31, 2021, there were 1,588,735 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 15, Stock-based Compensation, for more information.

Warrants

In connection with execution of the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company (the “Warrant”) at an exercise price of $19.20 per share. The Warrant will expire in November 2022 and includes customary adjustments for changes in the Company’s capitalization. As of December 31, 2021, the Warrant was the Company’s only outstanding warrant.

Share Repurchases

In August 2021, the Company’s board of directors authorized the Repurchase Program to repurchase up to $100,000 of outstanding shares of the Company’s common stock at any time or times through December 31, 2022. The Repurchase Program permits the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. Shares repurchased under the Repurchase Program will return to the Company’s pool of authorized but unissued shares available for reissuance. The timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The Repurchase Program can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases in the future.

In October 2021, the Company’s board of directors authorized an ASR Program to repurchase $25,000 of the Company’s common stock, as part of the Company’s existing $100,000 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank (the “ASR Agreement”), the Company paid $25,000 on November 15, 2021, and received 1,026,694 shares, representing 80% of the upfront payment on a price per share of $19.48, the closing price on the date the agreement was executed. The remaining shares purchased by the Company was based on the volume-weighted average price of its common stock through January 7, 2022, minus an agreed upon discount between the parties. On January 7, 2022, the ASR Agreement settled and the Company received an additional 307,132 shares, bringing the total shares repurchased pursuant to the ASR Agreement to 1,333,826.

The ASR Agreement was accounted for as two separate transactions (1) a repurchase of common stock in a treasury stock transaction recorded on November 15, 2021 and (2) a forward contract indexed to the Company’s own common stock which settled on January 7, 2022. The forward contract for the purchase of the remaining $5,000, representing remaining shares to be delivered by the investment bank under the ASR Agreement, was recorded as a reduction to stockholders’ equity as of December 31, 2021.

Forward contracts to repurchase a variable number of the Company’s equity shares that require physical settlement are accounted for in conformity with guidance in ASC 815-10-15. Under ASC 815-10-15-74, contracts issued or held by a company that are both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. Based on the transaction structure, the Company concluded that the forward purchase contract portion of the Company’s ASR Agreement satisfied these criteria and accordingly was classified as an equity instrument. In accordance with ASC 260-10-55-88, the above-noted treasury stock acquisition resulted in an immediate reduction of 1,026,694 shares from the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share. The forward contract was outstanding as of December 31, 2021. As the Company is entitled to receive additional shares of its common stock in connection with the outstanding forward contract, the receipt of additional shares of common stock would be antidilutive. Therefore, no adjustments were made in the computation of earnings per share for the period the forward was outstanding.

As of December 31, 2021, we repurchased 2,150,717 shares at a weighted-average price of $19.93 per share for a total of $42,861 under the Repurchase Program and the cost of repurchased shares were recorded as treasury stock in the condensed consolidated Balance Sheet. As of December 31, 2021, $57,139 remained available for share repurchases under the Repurchase Program.

15. STOCK-BASED COMPENSATION

Performance Share Units, Restricted Stock Units and Stock Options

Performance Share Units

The Company periodically grants performance share units (“PSUs”) to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

In January 2019, the Company granted PSUs with performance conditions related to 2019, 2020, 2021 and three-year cumulative revenue goals for Xtampza ER. The PSUs were to vest following a three-year performance period, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance criteria, and no shares will be issued if the minimum applicable performance metric is not achieved. The Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest based upon the probability of achieving the performance metrics. During the year ended December 31, 2021, the Company adjusted cumulative compensation expense based on the number of shares that vested.

Beginning in February 2020 and subsequently in 2021, the Company granted PSUs with performance criteria related to the relative ranking of the total stockholder return (“TSR”) of the Company’s common stock for each individual year within a three-year performance period as well as the cumulative three-year performance period return relative to the TSR of certain peer companies within the S&P Pharmaceutical Select Industry Index. TSR will be measured based on the 30-day average stock price on the first day of each period compared to the 30-day average stock price on the last day of each period. The PSUs subject to the annual performance criteria will vest annually, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. The cumulative PSUs will vest following the three-year performance period, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance, and no shares will be issued if the minimum applicable performance metric is not achieved. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index.

In December 2020, the Company’s board of directors approved a modification of PSUs that were originally granted to the Company’s senior management team in January 2019. The modification replaced the original performance criteria for the 2020, 2021 and cumulative performance periods from being based on Xtampza 2020, 2021 and three-year cumulative revenue goals to being based on TSR for 2020, 2021 and the corresponding two-year cumulative period. The PSUs achieved based on 2019 Xtampza revenues goals were not changed as part of the modification. The Company accounted for this modification under ASC 718, and, per guidance, determined the modification created incremental value as the fair value of these awards was increased upon modification. The increase in fair value resulted in an accelerated recognition of stock-based compensation expense on the modification date of $906. The total expense for these PSUs in years ended December 31, 2021, 2020, and 2019 was $289, $950 and $136, respectively.

A summary of the Company’s performance share units activity for the year ended December 31, 2021 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2020	283,223	$24.26
Granted	231,180	35.15
Vested	(66,974)	22.35
Forfeited	(81,720)	30.66
Performance adjustment	(12,609)	21.80
Outstanding at December 31, 2021	353,100	$31.77

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the years ended December 31, 2021, 2020, and 2019 was $35.15, $28.49, and $15.90, respectively.

For the years ended December 31, 2021, 2020, and 2019, the stock-based compensation expense for PSUs was $4,817, $3,551, and $136, respectively.

As of December 31, 2021, the unrecognized compensation cost related to performance share units was $4,443 and is expected to be recognized as expense over approximately 2.0 years.

Restricted Stock Units

A summary of the Company’s restricted stock units (“RSUs”) activity for the year ended December 31, 2021 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2020	1,242,387	$19.42
Granted	1,373,031	24.23
Vested	(444,769)	19.17
Forfeited	(550,626)	22.63
Outstanding at December 31, 2021	1,620,023	$22.48

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2021, 2020 and 2019 was $24.23, $21.35 and $15.38. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2021, 2020 and 2019 was $11,165, $6,992 and $2,683, respectively.

As of December 31, 2021, the unrecognized compensation cost related to restricted stock units was $24,936 and is expected to be recognized as expense over approximately 2.7. The weighted-average grant date fair value of restricted stock units vested during the years ended December 31, 2021, 2020, and 2019 was $8,526, $5,989, and $4,066, respectively.

Stock Options

The Company granted stock options to employees for the years ended December 31, 2021, 2020 and 2019. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock awards and restricted stock units based on the fair value of the award.

A summary of the Company’s stock option activity for the year ended December 31, 2021 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2020	3,860,481	$17.78	7.2	$13,011
Granted	90,000	21.03
Exercised	(803,485)	14.78
Cancelled	(418,827)	20.65
Outstanding at December 31, 2021	2,728,169	$18.33	5.8	$6,070
Exercisable at December 31, 2021	2,220,889	$18.26	5.3	$5,262

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year ended December 31,
	2021	2020	2019
Risk-free interest rate	0.7%	1.3%	2.4%
Volatility	67.2%	66.2%	63.3%
Expected term (years)	6.0	6.0	6.1
Expected dividend yield	—%	—%	—%

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior through December 31, 2021, it determined the expected term assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2021, 2020, and 2019 was $12.60, $12.78 and $9.07 respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2021, 2019, and 2018 was $6,456, $7,516 and $1,506, respectively.

As of December 31, 2021, the unrecognized compensation cost related to outstanding options was $5,096 and is expected to be recognized as expense over approximately 1.9 years.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the year ended December 31, 2021, 43,719 shares of common stock were purchased for total proceeds of $755. As of December 31, 2021, there were 1,618,246 shares of common stock authorized for issuance pursuant to the employee stock purchase plan. The expense for the years ended December 31, 2021, 2020 and 2019 was $224, $342 and $358 respectively.

Stock-Based Compensation Expense

Stock-based compensation for all stock options, restricted stock awards, restricted stock units, performance share units and for the employee stock purchase plan are reported within the following:

	Years ended December 31,
	2021	2020	2019
Research and development	$3,422	3,909	$2,126
Selling, general and administrative	20,833	18,001	14,402
Total stock-based compensation expense	$24,255	$21,910	$16,528

16. INCOME TAXES

For the years ended December 31, 2021 and 2020, the Company recorded a benefit from income taxes of $74,891 and provision for income taxes of $830, respectively. For the year ended December 31, 2019, the Company did not record a current or deferred income tax provision or (benefit) due to current and historical losses incurred by the Company. The Company's losses before income taxes consisted solely of losses from domestic operations.

The provision for (benefit from) income taxes contained the following components:

	Year Ended December 31,
	2021	2020	2019
Current provision (benefit):
Federal	$—	$—	$—
State	3,142	830	—
	3,142	830	—
Deferred provision (benefit):
Federal	$(61,445)	$—	$—
State	(16,588)	—	—
	(78,033)	—	—
Income tax provision (benefit)	$(74,891)	$830	$—

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	As of December 31,
	2021	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
(Increase) decrease income tax (benefit) resulting from:
State income tax, net of federal benefit	2.9	5.1	5.6
Permanent differences	(3.9)	1.1	(1.4)
Stock compensation	(18.8)	(3.0)	(1.8)
Research and development credit	16.3	(1.1)	1.8
Change in valuation allowance	2,202.5	(20.1)	(25.2)
Effective income tax rate	2,220.0%	3.0%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
U.S. and state net operating loss carryforwards	$31,400	$57,457
Research and development credits	5,470	5,004
Operating lease liabilities	2,321	2,508
Returns and discounts	23,072	6,281
Stock-based compensation	7,838	7,133
Accruals and other	2,210	1,892
Intangible assets	12,699	1,297
Gross deferred tax assets:	85,010	81,572
Valuation allowance	(1,966)	(65,661)
Total deferred tax assets:	83,044	15,911
Deferred tax liabilities:
Debt discount	—	(10,809)
Operating lease assets	(2,024)	(2,217)
Depreciation	(2,978)	(2,885)
Net deferred tax assets	$78,042	$—

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. Prior to generating income during the year ended December 31, 2020, the Company had a history of operating losses and a valuation allowance was maintained on the majority of the Company's deferred tax assets through March 31, 2021.

As a result of sustained positive earnings history through cumulative earnings over the last three years, as of June 30, 2021, the Company began using projections of future taxable income as a source of realizing its deferred tax assets. Accordingly, the Company released the portion of the valuation allowance on deferred tax assets expected to be realized through future earnings in the three months ended June 30, 2021. The Company recognized a deferred tax benefit of $78,042 for the year ended December 31, 2021. The net operating losses expected to be recovered through ordinary income in the year ended December 31, 2021 are included in the annual effective tax rate. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions of $1,966 as of December 31, 2021.

As of December 31, 2021, 2020, and 2019, the Company had gross U.S. federal net operating loss carryforwards of $119,280, $226,824, and $292,342, respectively, which may be available to offset future income tax liabilities. The Tax Cuts and Jobs Act of 2017 (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Internal Revenue Code Sections 382 and 383). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income (subject to Internal Revenue Code Section 382 and 383) and be available for twenty years from the period the loss was generated.

As of December 31, 2021, 2020, and 2019, the Company also had gross U.S. state net operating loss carryforwards of $103,044, $170,280, and $222,629, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036.

As of December 31, 2021, 2020 and 2019, the Company had federal research and development tax credit carryforwards of approximately $4,503, $4,623, and $4,044, respectively, available to reduce future tax liabilities which expire at various dates through 2036. As of December 31, 2021, 2020 and 2019 the Company had state research and development tax credit carryforwards of approximately $955, $1,150, and $1,112, respectively, available to reduce future tax liabilities which expire at various dates through 2036.

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

The Company files income tax returns in the United States and in several states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

For all years through December 31, 2021, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. The Company has reduced its deferred tax asset for its estimate of credits that could be reduced, and that is included in the tabular rollforward of uncertain tax positions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	As of December 31,
	2021	2020	2019
Gross UTB Balance at January 1	$586	$578	$502
Additions based on tax positions related to the current year	67	36	76
Additions for tax positions of prior years	1	—	—
Reductions for tax positions of prior years	—	(28)	—
Gross UTB Balance at December 31	$654	$586	$578

Net UTB impacting the effective tax rate at December 31 excluding valuation allowance impacts, if any	$500	$560	$549

17. EMPLOYEE BENEFITS

The Company has a retirement savings plan, which is qualified under section 401(k) of the Code, for its employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service annual limits. Employees become eligible to participate starting on the first day of employment. The Company is not required to contribute to this plan. Total expense for contributions made by the Company for the years ended December 31, 2021, 2020 and 2019 was $1,236, $1,260, and $1,170 respectively.

18. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2021 and 2020:

	First	Second	Third	Fourth
Year ended December 31, 2021	Quarter	Quarter	Quarter	Quarter (1)
Product revenues, net	$87,721	$82,942	$78,843	$27,362
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	15,328	15,908	15,934	11,900
Intangible asset amortization	16,795	16,795	16,796	16,795
Total cost of products revenues	32,123	32,703	32,730	28,695
Gross profit	55,598	50,239	46,113	(1,333)
Operating expenses
Research and development	2,930	3,462	1,450	1,609
Selling, general and administrative	31,476	30,368	30,514	26,602
Restructuring	—	—	—	4,578
Total operating expenses	34,406	33,830	31,964	32,789
Income (loss) from operations	21,192	16,409	14,149	(34,122)
Interest expense	(5,721)	(5,421)	(5,115)	(4,757)
Interest income	3	3	3	3
Income (loss) before income taxes	15,474	10,991	9,037	(38,876)
(Benefit from) provision for income taxes	(188)	(61,852)	991	(13,842)
Net income (loss)	$15,662	$72,843	$8,046	$(25,034)

Earnings (loss) per share — basic	$0.45	$2.06	$0.23	$(0.73)
Weighted-average shares — basic	34,951,740	35,302,608	35,373,909	34,123,309

Earnings (loss) per share — diluted	$0.41	$1.79	$0.22	$(0.73)
Weighted-average shares — diluted	41,160,092	41,286,853	36,261,174	34,123,309

	First	Second	Third	Fourth
Year ended December 31, 2020	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$76,511	$78,058	$79,176	$76,271
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	27,229	12,899	14,188	15,184
Intangible asset amortization	10,295	16,795	16,795	16,795
Total cost of products revenues	37,524	29,694	30,983	31,979
Gross profit	38,987	48,364	48,193	44,292
Operating expenses
Research and development	2,666	2,493	2,141	2,472
Selling, general and administrative	31,260	29,322	26,426	26,824
Total operating expenses	33,926	31,815	28,567	29,296
Income from operations	5,061	16,549	19,626	14,996
Interest expense	(4,823)	(8,259)	(8,063)	(7,737)
Interest income	212	14	3	3
Income before income taxes	450	8,304	11,566	7,262
Provision for income taxes	—	246	280	304
Net income	$450	$8,058	$11,286	$6,958

Earnings per share — basic	$0.01	$0.23	$0.33	$0.20
Weighted-average shares — basic	34,100,688	34,395,266	34,540,126	34,592,277

Earnings per share — diluted	$0.01	$0.23	$0.32	$0.20
Weighted-average shares — diluted	35,069,693	35,091,906	35,069,188	35,417,623

(1)	In the fourth quarter of 2021, product revenues, net included a $38,329 product revenue adjustment related to returns adjustments, of which $13,787 related to Xtampza revenue and $24,542 related to Nucynta Products revenue. In addition, selling general and administrative operating expense includes $2,935 of expense related to litigation settlements.

19. BIODELIVERY SCIENCES INTERNATIONAL, INC. ACQUISITION

On February 14, 2022, the Company and BioDelivery Sciences International, Inc. (NASDAQ: BDSI) announced the Merger Agreement pursuant to which Collegium will acquire BDSI for $5.60 per share in cash. The transaction, which has been unanimously approved by the boards of directors of both companies, is expected to close late in the first quarter 2022, subject to customary closing conditions, including receipt of required regulatory approvals and the tender of a majority of outstanding shares of BDSI’s common stock. Following the successful closing of the tender offer, the Company will acquire any shares of BDSI that are not tendered in the tender offer through a second-step merger at the same consideration as paid in the tender offer.

In connection with the definitive agreement to acquire BDSI, Collegium entered into a commitment letter (the “Debt Commitment Letter” with Pharmakon Advisors, L.P. pursuant to which funds managed by Pharmakon Advisors, L.P. have committed, subject to customary conditions, to provide to Collegium a four (4) year senior secured term loan facility in an aggregate principal amount of $650 million (the “Term Facility”). Proceeds will be used to finance a portion of Collegium’s acquisition of BDSI, as well as to repay the outstanding debt of Collegium and BDSI and pay certain fees and expenses related thereto. Under the terms of the Debt Commitment Letter, the Term Facility will have $100 million in amortization payments during the first year and the remaining $550 million balance will amortize in equal quarterly installments over the remaining three (3) years. The loan will initially bear interest at 3-month LIBOR plus 7.50% per annum subject to a 1.20% floor, and Collegium will pay a one-time fee of 2% due at signing and 1% due at closing. The obligation of Pharmakon Advisors, L.P. to provide the financing under the Debt Commitment Letter is subject to a number of conditions, including the receipt by Pharmakon Advisors, L.P. of executed loan documentation, the accuracy of certain representations and warranties in all material respects and consummation of the transactions as contemplated by the Merger Agreement.