Form 10-Q
period 2022-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2022-05-10
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

As of April 30, 2022, there were 33,973,335 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products, particularly in light of current global challenges stemming from the COVID-19 pandemic;
●	our ability to successfully integrate the operations of BioDelivery Sciences International, Inc. (“BDSI”) into our organization, and realize projected cost savings associated with the acquisition of BDSI;
●	our ability to obtain and maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain in the face of global challenges, such as the COVID-19 pandemic;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any future product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$106,698	$186,426
Accounts receivable, net	166,345	105,844
Inventory	80,146	17,394
Prepaid expenses and other current assets	10,449	5,879
Total current assets	363,638	315,543
Property and equipment, net	20,202	19,491
Operating lease assets	7,812	7,644
Intangible assets, net	694,799	268,723
Restricted cash	2,547	2,547
Deferred tax assets	25,554	78,042
Other noncurrent assets	77	87
Goodwill	131,512	—
Total assets	$1,246,141	$692,077
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$3,851	$4,189
Accrued expenses	41,068	29,214
Accrued rebates, returns and discounts	227,476	196,996
Current portion of term notes payable	100,000	48,353
Current portion of operating lease liabilities	1,178	814
Total current liabilities	373,573	279,566
Term notes payable, net of current portion	528,390	61,666
Convertible senior notes	140,189	139,966
Operating lease liabilities, net of current portion	7,913	7,951
Total liabilities	1,050,065	489,149
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 36,380,997 issued and 33,923,148 outstanding shares at March 31, 2022 and 35,806,119 issued and 33,655,402 outstanding shares at December 31, 2021	36	36
Additional paid-in capital	513,312	502,095
Accumulated deficit	(269,411)	(256,342)
Treasury stock, at cost; 2,457,849 shares at March 31, 2022 and 2,150,717 shares at December 31, 2021	(47,861)	(42,861)
Total shareholders’ equity	196,076	202,928
Total liabilities and shareholders’ equity	$1,246,141	$692,077

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Product revenues, net	$83,751	$87,721
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	16,332	15,328
Intangible asset amortization	18,923	16,795
Total cost of products revenues	35,255	32,123
Gross profit	48,496	55,598
Operating expenses
Research and development	3,983	2,930
Selling, general and administrative	54,528	31,476
Total operating expenses	58,511	34,406
(Loss) income from operations	(10,015)	21,192
Interest expense	(5,831)	(5,721)
Interest income	4	3
(Loss) income before income taxes	(15,842)	15,474
(Benefit from) provision for income taxes	(2,773)	(188)
Net (loss) income	$(13,069)	$15,662

(Loss) earnings per share — basic	$(0.39)	$0.45
Weighted-average shares — basic	33,673,912	34,951,740

(Loss) earnings per share — diluted	$(0.39)	$0.41
Weighted-average shares — diluted	33,673,912	41,160,092

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net (loss) income	$(13,069)	$15,662
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization expense	18,923	16,795
Depreciation expense	715	439
Deferred income taxes	(6,038)	—
Stock-based compensation expense	6,135	6,879
Non-cash lease expense	158	7
Non-cash interest expense for amortization of debt discount and issuance costs	913	919
Changes in operating assets and liabilities:
Accounts receivable	(5,006)	(9,836)
Inventory	330	(400)
Prepaid expenses and other assets	677	(115)
Accounts payable	(350)	(1,350)
Accrued expenses	(6,838)	(8,029)
Accrued rebates, returns and discounts	(21,865)	(401)
Operating lease assets and liabilities	—	—
Net cash (used in) provided by operating activities	(25,315)	20,570
Investing activities
Purchases of property and equipment	(108)	(428)
Acquisition of BDSI (net of cash acquired)	(572,069)	—
Net cash used in investing activities	(572,177)	(428)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	203	358
Proceeds from the exercise of stock options	3,261	4,182
Payments made for employee stock tax withholdings	(3,382)	(3,508)
Repayment of term notes	—	(12,500)
Proceeds from term note modification	517,682	—
Net cash provided by (used in) financing activities	517,764	(11,468)

Net (decrease) increase in cash, cash equivalents and restricted cash	(79,728)	8,674
Cash, cash equivalents and restricted cash at beginning of period	188,973	176,663
Cash, cash equivalents and restricted cash at end of period	$109,245	$185,337

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$106,698	$182,790
Restricted cash	2,547	2,547
Total cash, cash equivalents and restricted cash	$109,245	$185,337

Supplemental disclosure of cash flow information
Cash paid for interest	$5,833	$5,746
Cash paid for income taxes	$2,114	$418

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$148	$560
Inventory used in the construction and installation of property and equipment	$—	$516

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company” or “Collegium”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company’s mission is to build a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. The Company’s portfolio includes the following commercial products: Xtampza ER, Nucynta ER and Nucynta IR (the “Nucynta Products”), Belbuca, Symproic, and Elyxyb.

Xtampza ER

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

Nucynta Products

In December 2017, the Company entered into a Commercialization Agreement (the “Nucynta Commercialization Agreement”) with Assertio Therapeutics, Inc. (formerly known as Depomed) (“Assertio”), pursuant to which the Company acquired the right to commercialize the Nucynta Products in the United States. In February 2020, the Company entered into an Asset Purchase Agreement with Assertio (the “Nucynta Purchase Agreement”), pursuant to which the Company acquired from Assertio certain assets related to the Nucynta Products (the “Nucynta Acquisition”), including the license from Grünenthal GmbH (“Grünenthal”). Upon closing, the Nucynta Commercialization Agreement was effectively terminated and the Company’s only remaining royalty obligation is to pay 14% of net sales of the Nucynta Products directly to Grünenthal. Nucynta ER is an extended-release formulation of tapentadol that is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is an immediate-release formulation of tapentadol that is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults.

Belbuca, Symproic, and Elyxyb

On March 22, 2022 (the “Acquisition Date”), the Company acquired BioDelivery Sciences International, Inc. (“BDSI”), a specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2022, by and among the Company, Bristol Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Purchaser”), and BDSI, a Delaware corporation (the “BDSI Acquisition”). Upon closing, the Company acquired the Belbuca, Symproic, and Elyxyb products. The Company began shipping and recognizing product sales related to Belbuca, Symproic, and Elyxyb after the closing. Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, that was approved by the FDA in October 2015 for use in patients with pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative options are inadequate. Symproic was approved by the FDA in March 2017 for the treatment of Opioid-Induced Constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. Elyxyb was approved by the FDA in May 2020 for the acute treatment of migraine with or without aura in adults.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to continue successfully commercializing products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, product-related litigation, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation.

The Company believes that its cash and cash equivalents at March 31, 2022, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for at least one year from the date the consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Collegium Pharmaceutical, Inc. (a Virginia corporation) and its subsidiaries. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, units prescribed, discounts and allowances related to commercial sales of products, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of intangible assets and tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

Acquisitions

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values, with some exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are generally recognized at fair value. If fair value can be determined, the asset or liability is recognized; if fair value is not determinable, then no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination and is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 and may be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted this standard effective January 1, 2022 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends Accounting Standards Codification, or ASC, 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. As a result of the amendments made by the ASU, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (ii) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted this standard effective January 1, 2022 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”) the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company provides the right of return to its customers for an 18-month window beginning six months prior to expiration and up until twelve months after expiration. The Company’s customers short-pay an existing invoice upon notice of a product return claim. Adjustments to the preliminary short-paid claims are processed when the return claim is validated and finalized. For Xtampza and the Nucynta Products, the Company’s return policy requires that product is physically returned within the 18-month window.

2021 Returns Adjustment

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

Although the Company has denied and expects to continue to deny credit for product returns that are not in accordance with its return policy, uncertainty exists related to the ultimate resolution of these claims. At the end of each reporting period, the Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration is constrained) to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period. Variable consideration, including the risk of customer concessions, is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. In particular, resolution of the unprocessed return claims includes the risk of concession for those that are outside of the Company’s return policy. There were no material adjustments related to these estimates in the three months ended March 31, 2022.

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

Summary of Activity in Product Revenue Provision and Allowance Categories

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2022 and 2021:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2021	$142,379	$54,617	$13,226
Acquired from BDSI	34,158	18,187	7,575
Provision related to current period sales	95,413	7,072	22,612
Changes in estimate related to prior period sales	(514)	—	(37)
Credits/payments made	(118,937)	(4,899)	(22,001)
Balance at March 31, 2022	$152,499	$74,977	$21,375

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2020	$132,775	$23,779	$19,055
Provision related to current period sales	86,716	3,730	21,002
Changes in estimate related to prior period sales	(441)	—	—
Credits/payments made	(75,442)	(14,964)	(23,853)
Balance at March 31, 2021	$143,608	$12,545	$16,204

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.

As of March 31, 2022, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended March 31,
	2022	2021
Xtampza ER	$31,518	$35,409
Nucynta IR	29,335	30,526
Nucynta ER	19,263	21,786
Belbuca	3,310	—
Symproic	300	—
Elyxyb	25	—
Total product revenues, net	$83,751	$87,721

The Company began recognizing revenue from net product sales of Belbuca, Symproic, and Elyxyb following the Acquisition Date.

4. Acquisitions

On March 22, 2022, the Company closed the BDSI Acquisition pursuant to the Merger Agreement, with BDSI surviving the Merger as a wholly owned subsidiary of the Company. The BDSI Acquisition was completed to leverage the Company’s existing sales force and other operations to commercialize additional products that are typically marketed to similar physicians and to develop other synergies. The Company obtained control through the acquisition of shares in an all-cash transaction which closed on March 22, 2022.

The total consideration paid for the BDSI acquisition was approximately $669.4 million consisting of the following (in thousands, except per share amounts):

Fair Value of Purchase Price Consideration	Amount
Fair value of purchase price consideration paid at closing:
Cash consideration for all outstanding shares of BDSI's common and preferred stock (103,235,298 shares acquired at $5.60 per share)	$578,118
Cash consideration paid to settle RSUs and in-the-money options	28,309
Cash paid to settle BDSI debt	63,004
Total purchase consideration	$669,431

The Company has accounted for the BDSI Acquisition as a business combination and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its financial statements following the Acquisition Date.

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change the carrying value of goodwill. The Company is finalizing its valuation of intangible assets, tangible assets, liabilities and tax analyses, and anticipates finalizing the purchase price allocation as the information necessary to complete the analysis is obtained, but no later than one year after the Acquisition Date.

The following tables set forth the preliminary allocation of the BDSI Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date (in thousands):

Amounts Recognized at the Acquisition Date
Assets Acquired
Cash and cash equivalents	$97,362
Accounts receivable	55,495
Inventory	63,082
Prepaid expenses and other current assets	5,237
Property and equipment	1,242
Operating lease assets	481
Intangible assets	445,000
Total assets	$667,899
Liabilities Assumed
Accounts payable	$12
Accrued expenses	18,617
Accrued rebates, returns and discounts	52,345
Operating lease liabilities	481
Deferred tax liabilities	58,525
Total liabilities	$129,980
Total identifiable net assets acquired	537,919
Goodwill	131,512
Total consideration transferred	$669,431

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the $445,000 of intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with risk. The Company is amortizing the identifiable intangible assets on a straight-line over their respective useful lives (refer to Note 9, Goodwill and Intangible Assets).

The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

Total revenues attributable to BDSI from the Acquisition Date through March 31, 2022 were $3,635. However, earnings attributable to BDSI from the Acquisition Date through March 31, 2022 are not distinguishable due to the rapid integration of BDSI’s core operations into the Company.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three months ended March 31, 2022 and 2021, as if the BDSI Acquisition had occurred on January 1, 2021. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2021, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Total revenues	$117,018	$128,741
Net loss	$(18,319)	$(39,010)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and BDSI. The summary pro forma financial information primarily reflects the following pro forma adjustments:

●	The Company’s acquisition related transaction costs of $14,557 were reflected as of January 1, 2021
●	Employee severance related expense of $6,619 was reflected as of January 1, 2021
●	Additional amortization expense from the acquired intangibles

●	Additional cost of product revenues related to the step-up basis in inventory to record inventory at fair value; and
●	Adjustments to the Company’s interest expense related to repayment of the 2020 Term Notes and entering into the 2022 Term Loan as defined in Note 11, Term Notes Payable.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

Acquisition Related Expenses

In the three months ended March 31, 2022, the Company incurred $27,167 of acquisition related expenses as a result of the BDSI Acquisition and the substantial majority were included in the Selling, general, and administrative expense in the condensed consolidated statements of operations. These costs include $14,557 of transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition; $6,619 of employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, $4,492 of BDSI directors and officers insurance, and $1,499 of miscellaneous other acquisition expenses incurred. The Company has accrued $2,607 related to employee severance costs incurred as of March 31, 2022 but not yet paid. Additional charges related to severance or retention payments are not expected to be material and the remaining employee termination costs are expected to be paid by June 30, 2022. However, the Company expects to incur additional acquisition related expenses relating to consulting fees, contract termination costs, and other integration related expenses during the remainder of 2022.

Three Months Ended March 31, 2022
Transaction costs	$14,557
Employee-related expenses	6,619
BDSI directors and officers insurance	4,492
Other acquisition expenses	1,499
Total acquisition related expenses	$27,167

5. License Agreements

The Company periodically enters into license agreements to develop and commercialize its products.

Dr. Reddy’s acquired product rights

Prior to the BDSI Acquisition, BDSI and Dr. Reddy’s Laboratories Limited (“DRL”), entered into an asset purchase agreement (the “Elyxyb Asset Purchase Agreement”) for the acquisition by BDSI from DRL of certain patents, trademarks, regulatory approvals and other rights related to Elyxyb and its commercialization in the United States and Canada (the “DRL Territory”).

Pursuant to the terms of the Elyxyb Asset Purchase Agreement, a $9,000 payment is due to DRL on August 3, 2022. In addition, up to an additional $9,000 of payments are due to DRL upon achievement of certain regulatory milestones as well as for quarterly earn-out payments on potential sales of the Elyxyb Product in the DRL Territory that range from high single digits to the low double digits (subject to reduction in certain circumstances) of net sales based on volume of sales. DRL will also be entitled to one-time payments upon the achievement of six escalating sales milestones, which range from $4,000 to be paid upon the achievement of $50,000 in net sales in a calendar year to $100,000 to be paid upon the achievement of $1,000,000 in net sales in a calendar year up to a total of $262,000.

Shionogi license and supply agreement

Prior to the BDSI Acquisition, BDSI and Shionogi Inc. (“Shionogi”) entered into an exclusive license agreement (the “Shionogi License Agreement”) for the commercialization of Symproic in the United States including Puerto Rico (the

“Shionogi Territory”) for opioid-induced constipation in adult patients with chronic non-cancer pain (the “Shionogi Field”).

Pursuant to the terms of the Shionogi License Agreement, tiered royalty payments on net sales of Symproic in the Shionogi Territory are payable quarterly based on a royalty rate that ranges from 8.5% to 17.5% (plus an additional 1% of net sales on a pass-through basis to a third-party licensor of Shionogi) based on volume of net sales and whether Symproic is being sold as an authorized generic. Unless earlier terminated, the Shionogi License Agreement will continue in effect until the expiration of the royalty obligations, as defined therein. Upon expiration of the Shionogi License Agreement, all licenses granted for Symproic in the Shionogi Field and in the Shionogi Territory survive and become fully-paid, royalty-free, perpetual and irrevocable.

BDSI and Shionogi also had entered into a supply agreement under which Shionogi will supply Symproic at cost plus an agreed upon markup. In the event that Symproic is sourced from a third-party supplier, Shionogi would continue to supply naldemedine tosylate for use in Symproic manufacturing at cost plus such agreed upon markup for the duration of the Shionogi License Agreement.

6. Earnings Per Share

Basic earnings per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted earnings per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security. For purposes of the diluted earnings per share calculation, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and shares potentially issuable in connection with our employee stock purchase plan and convertible senior notes are considered potentially dilutive securities and included to the extent that their addition is not anti-dilutive.

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income	$(13,069)	$15,662
Adjustment for interest expense recognized on convertible senior notes:	—	1,165
Net (loss) income - diluted	$(13,069)	$16,827
Denominator:
Weighted-average shares outstanding — basic	33,673,912	34,951,740
Effect of dilutive securities:
Stock options	—	663,921
Restricted stock units	—	404,646
Performance share units	—	5,201
Employee stock purchase plan	—	9,693
Warrants	—	199,757
Convertible senior notes	—	4,925,134

Weighted average shares outstanding — diluted	33,673,912	41,160,092

(Loss) earnings per share — basic	$(0.39)	$0.45
(Loss) earnings per share — diluted	$(0.39)	$0.41

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Stock options	2,401,110	1,539,731
Restricted stock units	2,039,179	671,854
Performance share units	484,292	416,820
Employee stock purchase plan	—	—
Warrants	1,041,667	—
Convertible senior notes	4,925,134	—

For PSUs, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. All other securities presented in the table above were excluded from the calculation of diluted earnings per share as their inclusion would have had an antidilutive effect.

7. Fair Value of Financial Instruments

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2022 and 2021.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at March 31, 2022 and December 31, 2021:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Money market funds, included in cash equivalents	$2,003	$2,003	$—	$—

December 31, 2021
Money market funds, included in cash equivalents	$45,078	$45,078	$—	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of March 31, 2022, the convertible senior notes had a fair value of approximately $135,388 and a net carrying value of $140,189.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of March 31, 2022, the outstanding principal balance of the term notes of $650,000 reasonably approximated the estimated fair value.

As of March 31, 2022, and December 31, 2021, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

8. Inventory

Inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$8,360	$3,685
Work in process	34,907	1,007
Finished goods	36,879	12,702
Total inventory	$80,146	$17,394

9. Goodwill and Intangible Assets

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets and goodwill as of March 31, 2022 and December 31, 2021:

		As of March 31, 2022			As of December 31, 2021
	Amortization Period (Years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Goodwill		$131,512	—	$131,512	$—	—	$—

Nucynta Products	8.0	$521,170	$(269,243)	$251,927	$521,170	$(252,447)	$268,723
Belbuca	4.8	370,000	(1,937)	368,063	—	—	—
Symproic	9.6	70,000	(182)	69,818	—	—	—
Elyxyb	14.2	5,000	(9)	4,991	—	—	—
Total intangibles		$966,170	$(271,371)	$694,799	$521,170	$(252,447)	$268,723

The Company’s goodwill resulted from the BDSI Acquisition.

The following table presents amortization expense recognized in cost of product revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Nucynta	$16,795	$16,795
Belbuca	1,937	—
Symproic	182	—
Elyxyb	9	—
Total amortization expense	$18,923	$16,795

As of March 31, 2022, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Nucynta	Belbuca	Symproic	Elyxyb	Total
2022	$50,385	$58,115	$5,464	$264	$114,228
2023	67,181	77,487	7,285	352	152,305
2024	67,181	77,487	7,285	352	152,305
2025	67,180	77,487	7,285	352	152,304
2026	—	77,487	7,285	352	85,124
Thereafter	—	—	35,214	3,319	38,533
Remaining amortization expense	$251,927	$368,063	$69,818	$4,991	$694,799

10. Accrued Expenses

Accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Acquired product right	$9,000	$—
Accrued royalties	7,912	9,930
Accrued audit and legal	4,153	3,623
Accrued payroll and related benefits	3,730	807
Accrued product taxes and fees	3,102	2,570
Accrued incentive compensation	2,346	851
Accrued income taxes	2,043	622
Accrued sales and marketing	1,649	697
Accrued bonuses	1,364	2,634
Accrued interest	471	1,415
Accrued restructuring expenses	—	3,222
Accrued other operating costs	5,298	2,843
Total accrued expenses	$41,068	$29,214

11. Term Notes Payable

Prior Pharmakon Term Notes

On February 6, 2020, in connection with the execution of the Nucynta Purchase Agreement, the Company, together with its subsidiary, Collegium Securities Corporation, entered into a loan agreement (the “2020 Loan Agreement”) with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”). The 2020 Loan Agreement provided for a $200,000 secured term loan (the “2020 Term Notes”), the proceeds of which were used to finance a portion of the purchase price paid pursuant to the Nucynta Purchase Agreement. On February 13, 2020 (the “2020 Term Loan Closing Date”), the Company received the $200,000 proceeds from the 2020 Term Notes.

On March 22, 2022 the outstanding balance under the 2020 Loan Agreement was fully paid in connection with the closing of the BDSI Acquisition and establishment of the 2022 Term Loan, as defined below (the “2022 Loan Amendment”).

2022 Term Loan

On March 22, 2022, in connection with the closing of the BDSI Acquisition, the Company entered into an Amended and Restated Loan Agreement by and among the Company, the Purchaser, and Pharmakon (the “2022 Loan Agreement”). The 2022 Loan Agreement provides for a $650,000 secured term loan (the “2022 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes and fund a portion of the consideration to be paid to complete the BDSI Acquisition. The 2022 Loan Amendment was accounted for as a debt modification and transaction fees of $173 were expensed. In connection with the 2022 Loan Amendment, the Company paid loan commitment and other fees to the lender of $19,818, which together with preexisting debt issuance costs and note discounts of $2,049 will be amortized over the term of the loan using the effective interest rate.

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of the assets of the Company and its material domestic subsidiaries. The 2022 Term Loan will bear interest at a rate based upon LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. As of March 31, 2022, the interest rate was 8.7%. The Company is required to repay the 2022 Term Loan by paying $100,000 in amortization payments during the first year and the remaining $550,000 balance will amortize in equal quarterly installments over the remaining three years.

The 2022 Loan Agreement permits voluntary prepayment at any time, subject to a prepayment premium. The prepayment premium is equal to 2.00% of the principal amount being prepaid prior to the second-year anniversary of the closing date, or 1.00% of the principal amount being prepaid on or after the second-year anniversary of the closing date. The 2022 Loan Agreement also includes a make-whole premium in the event of a voluntary prepayment, a prepayment due to a change in control or acceleration following an Event of Default (as defined in the 2022 Loan Agreement) on or prior to the second-year anniversary of the closing date, in each case in an amount equal to foregone interest from the date of prepayment through the second-year anniversary of the closing date. A change of control also triggers a mandatory prepayment of the 2022 Term Loan.

The 2022 Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that limit the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an event of default under the 2022 Loan Agreement, notwithstanding the Company’s ability to meet its debt service obligations. The 2022 Loan Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the 2022 Loan Agreement and execution upon the collateral securing obligations under the 2022 Loan Agreement.

During the three months ended March 31, 2022, the Company recognized interest expense of $1,823 related to the 2022 Term Loan.

As of March 31, 2022, principal repayments under the 2022 Term Loan are as follows:

Years ended December 31,	Principal Payments
2022	$75,000
2023	162,500
2024	183,333
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$650,000
Less: unamortized discount and issuance costs	(21,610)
Total term notes	$628,390

12. Convertible Senior Notes

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

As of March 31, 2022, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of March 31, 2022, the convertible notes outstanding consisted of the following:

Principal	$143,750
Less: unamortized issuance costs	(3,561)
Net carrying amount	$140,189

The Company determined the expected life of the convertible notes was equal to its six-year term. The effective interest rate on the convertible notes is 3.26%. As of March 31, 2022, the if-converted value did not exceed the remaining principal amount of the convertible notes.

The following table presents the total interest expense recognized related to the convertible notes during the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$943	$943
Amortization of debt issuance costs	223	222
Total interest expense	$1,166	$1,165

As of March 31, 2022, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2022	$1,886
2023	3,773
2024	3,773
2025	3,773
2026	145,638
Total minimum payments	$158,843
Less: interest	(15,093)
Less: unamortized issuance costs	(3,561)
Convertible senior notes	$140,189

13. Equity

The changes in shareholders’ equity for the three months ended March 31, 2022 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$202,928
Exercise of common stock options	190,074	—	3,261	—	—	—	3,261
Issuance for employee stock purchase plan	13,421	—	203	—	—	—	203
Vesting of RSUs and PSUs	563,050	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(191,667)	—	(3,382)	—	—	—	(3,382)
Share repurchases from Accelerated Share Repurchase ("ASR") agreement	—	—	5,000	(307,132)	(5,000)	—	—
Stock-based compensation	—	—	6,135	—	—	—	6,135
Net income	—	—	—	—	—	(13,069)	(13,069)
Balance, March 31, 2022	36,380,997	$36	$513,312	(2,457,849)	$(47,861)	$(269,411)	$196,076

The changes in shareholders’ equity for the three months ended March 31, 2021 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	34,612,054	$35	$519,143	—	—	$(333,147)	$186,031
Cumulative effect adjustment for adoption of ASU 2020-06	—	—	(44,777)	—	—	5,288	(39,489)
Exercise of common stock options	289,164	—	4,102	—	—	—	4,102
Issuance for employee stock purchase plan	24,630	—	358	—	—	—	358
Vesting of RSUs and PSUs	413,538	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(135,562)	—	(3,508)	—	—	—	(3,508)
Stock-based compensation	—	—	6,879	—	—	—	6,879
Net income	—	—	—	—	—	15,662	15,662
Balance, March 31, 2021	35,203,824	$35	$482,197	—	$—	$(312,197)	$170,035

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of

Directors”) prior to January 1st). As of March 31, 2022, there were 1,827,345 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 14, Stock-based Compensation, for more information.

Warrants

As of March 31, 2022, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022.

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

In October 2021, the Company’s board of directors authorized an accelerated share repurchase program (the “ASR Program”) to repurchase $25,000 of the Company’s common stock, as part of the Company’s existing $100,000 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank (the “ASR Agreement”), the Company paid $25,000 on November 15, 2021, and received 1,026,694 shares, representing 80% of the upfront payment on a price per share of $19.48, the closing price on the date the ASR Agreement was executed. The remaining shares purchased by the Company was based on the volume-weighted average price of its common stock through January 7, 2022, minus an agreed upon discount between the parties. On January 7, 2022, the ASR Agreement settled, and the Company received an additional 307,132 shares, bringing the total shares repurchased pursuant to the ASR Agreement to 1,333,826.

As of March 31, 2022, the Company repurchased 2,457,849 shares at a weighted-average price of $19.47 per share for a total of $47,861 under the Repurchase Program and the cost of repurchased shares were recorded as treasury stock in the condensed consolidated Balance Sheet. As of March 31, 2022, $52,139 remained available for share repurchases under the Repurchase Program.

14. Stock-based Compensation

Performance Share Units, Restricted Stock Units and Stock Options

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

A summary of the Company’s PSU activity for the three months ended March 31, 2022 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2021	353,100	$31.77
Granted	241,550	24.12
Vested	(109,774)	29.23
Forfeited	—	—
Performance adjustment	(584)	29.14
Outstanding at March 31, 2022	484,292	$28.70

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the three months ended March 31, 2022, and 2021 was $24.12 and $35.12, respectively.

Restricted Stock Units

The Company granted RSUs to employees for the three months ended March 31, 2022. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the three months ended March 31, 2022 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2021	1,620,023	$22.48
Granted	1,009,872	17.68
Vested	(453,276)	22.27
Forfeited	(137,440)	21.03
Outstanding at March 31, 2022	2,039,179	$20.24

The weighted-average grant date fair value per share of RSUs granted for the three months ended March 31, 2022 and 2021 was $17.68 and $24.43, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2022, and 2021 was $8,001 and $9,116, respectively.

Stock Options

A summary of the Company’s stock option activity for the three months ended March 31, 2022 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2021	2,728,169	$18.33	5.8	$6,070
Granted	—	—
Exercised	(190,074)	17.15
Cancelled	(136,985)	22.22
Outstanding at March 31, 2022	2,401,110	$18.20	6.0	$7,860
Exercisable at March 31, 2022	2,010,445	$18.14	5.7	$6,930

The weighted-average grant date fair value per share of stock options granted for the three months ended March 31, 2022 and 2021 was zero and $12.08, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three months ended March 31, 2022, 13,421 shares of common stock were purchased for total proceeds of $203. The expense for the three months ended March 31, 2022 and 2021 was $32 and $72, respectively.

Stock-based Compensation Expense

A summary of the Company’s stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$1,591	1,217
Selling, general and administrative	4,544	5,662
Total stock-based compensation expense	$6,135	$6,879

At March 31, 2022, there was approximately $47,103 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

15. Commitments and Contingencies

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

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of any appeal of the PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion. On November 19, 2021, the PTAB (i) denied Purdue’s motion to terminate the PGR and (ii) issued its Final Written Decision, finding that claims 1-17 of the ʼ961 patent were invalid for lack of written description and anticipation. On December 17, 2021, Purdue filed a Request for Director Review. That request was denied on February 7, 2022. On February 16, 2022, Purdue filed a Federal Circuit notice of appeal. On April 12, 2022, the Company filed a Motion to Dismiss the Appeal as Untimely. That motion is currently pending at the Federal Circuit.

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

Like the prior follow-on lawsuits, the ’434 patent litigation was consolidated into the lead case and a scheduling order was entered. On October 5, 2021, the Court held a claim construction hearing for the ʼ961 patent and the ʼ434 patent. On April 5, 2022, the Court set (i) the fact discovery deadline for November 4, 2022; and (ii) expert witness depositions to conclude by February 24, 2023. The Court has not set a deadline for dispositive motions or trial.

The remaining patents-in-suit in the lead consolidated action in the District of Massachusetts are the ʼ933, ʼ919, ʼ434, and ʼ961 patents. The parties agreed, however, that litigation concerning the ʼ961 patent is stayed pending resolution of

Purdue’s Federal Circuit appeal of the PTAB decision invalidating the claims of the ʼ961 patent. Purdue has made a demand for monetary relief, and requested a judgment of infringement, an adjustment of the effective date of FDA approval, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and has requested a judgment that the remaining asserted patents are invalid and/or not infringed; the Company is also seeking a judgment that the case is exceptional and has requested an award of the Company’s attorneys’ fees for defending the case.

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

Litigation Related to the BDSI Acquisition

On February 25, 2022, in connection with the BDSI Acquisition, a purported individual stockholder of BDSI filed a complaint in the United States District Court for the Southern District of New York, captioned Stein v. BioDelivery Sciences International, Inc., et al., No. 1:22-cv-01600, naming as defendants BDSI and each member of its board of directors as of the date of the Merger Agreement (“Stein Action”). On February 28, 2022, two additional cases were filed by purported individual stockholders of BDSI in the same court, captioned Sanford v. BioDelivery Sciences International, Inc., et al., No. 1:22-cv-01676 (“Sanford Action”), and Higley v. BioDelivery Sciences International, Inc., et al., No. 1:22-cv-01658 (“Higley Action”). On March 2, 2022 and March 5, 2022, two additional cases were filed by purported individual stockholders of BDSI in the United States District Court for the Eastern District of New York, captioned Justice II v. BioDelivery Sciences International, Inc., et al., No. 1:22-cv-01145 (“Justice Action”) and Zomber v. BioDelivery Sciences International, Inc., et al., No. 1:22-cv-01220 (“Zomber Action”; together with the Stein, Sanford, Higley, and Justice Actions, the “Actions”). The Actions and any similar subsequently filed cases involving BDSI, its officers or board of directors, or any committee thereof, and/or any of the Company’s officers or directors relating directly or indirectly to the Merger Agreement, the BDSI Acquisition or any related transaction, are referred to as the “Merger Litigations.”

The Merger Litigations filed to date generally allege that the Schedule 14D-9 is materially incomplete and misleading by allegedly failing to disclose purportedly material information relating to the sale process leading to the Merger, BDSI’s financial projections, and the analyses performed by Moelis & Company LLC in connection with the Merger. The Merger Litigations assert violations of Section 14(e) of the Exchange Act and violations of Section 20(a) of the Exchange Act against BDSI’s board of directors. Additionally, the Stein, Higley, Justice, and Zomber complaints assert violations of Section 14(d) of the Exchange Act and Rule 14d-9 promulgated thereunder. The Merger Litigations seek, among other things: an injunction enjoining consummation of the Merger, rescission of the Merger Agreement, a declaration that BDSI and its board of directors violated Sections 14(e) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, damages, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper.

In addition, on February 24, 2022, February 28, 2022, and March 7, 2022, BDSI received demand letters from three purported stockholders of BDSI seeking to inspect certain books and records of BDSI related to the Merger (collectively, the “Inspection Letters”). On March 4, 2022, March 9, 2022, and March 11, 2022, BDSI received demand letters from four purported stockholders alleging that the Schedule 14D-9 omits purportedly material information relating to the Merger (collectively, the “Demand Letters”).

On April 14, 2022, plaintiff in the Higley Action filed a notice of voluntary dismissal of the complaint.

While the Company believes that the remaining Merger Litigations, Inspection Letters, and Demand Letters are without merit and that the disclosures in the Schedule 14D-9 comply fully with applicable law, solely in order to avoid the expense and distraction of litigation, BDSI previously determined to voluntarily supplement the Schedule 14D-9 with certain supplemental disclosures set forth in BDSI’s Schedule 14D-9 filed with the SEC on March 11, 2022 (the “Supplemental Disclosures”). The Company and BDSI believe that the Supplemental Disclosures mooted all allegations or concerns raised in the Merger Litigations, Inspection Letters, and Demand Letters.

As set forth in the Supplemental Disclosures, nothing therein shall be deemed an admission of the legal necessity or materiality under applicable law of the Supplemental Disclosures. To the contrary, the Company and BDSI specifically deny all allegations that any of the Supplemental Disclosures, or any other additional disclosures, were or are required. The Company plans to defend the Merger Litigations vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Opioid Litigation

As a result of the opioid epidemic, numerous state and local governments, healthcare providers, and other entities brought suit against manufacturers, wholesale distributors, and pharmacies alleging a variety of claims related to opioid marketing and distribution practices. In late 2017, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of what were then a few hundred cases pending around the country in federal court against opioid manufacturers and distributors into a Multi-District Litigation (“MDL”) in the Northern District of Ohio. Currently, the Opioid MDL consists of over 2,000 opioid-related cases brought primarily by states, cities, counties, and other local entities. Generally, these suits do not seek damages for injuries to individuals but rather compensation for the cost of public services needed to address the consequences of addicted communities, ranging from emergency response capabilities to rehabilitation services. The Company has been named as a defendant in a small subset of the MDL cases. Of the 21 MDL cases that have named the Company as a defendant, the allegations against it have been dismissed or withdrawn in 13 cases. In addition, the Company has been dismissed from three non-MDL cases filed in Pennsylvania and Arkansas state courts.

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

On December 24, 2021, the Company entered into a settlement framework with Scott+Scott Attorneys at Law, LLP (the “Scott Firm”), the law firm representing plaintiffs in each of the 27 cases described above. Pursuant to the terms of the settlement framework, which were later memorialized in a final settlement agreement, the Company agreed to pay an aggregate amount not to exceed $2,750 in exchange for the dismissal, with prejudice, of each plaintiff’s lawsuit against the Company and a release of claims related to such lawsuits. The settlement agreement has been executed by all 27 plaintiffs, and the amounts subject to the settlement agreement have been paid.

The parties have submitted or are in the process of submitting appropriate dismissals with prejudice for each of the 27 cases.  The Company entered into this settlement to efficiently resolve this litigation and does not admit any liability or acknowledge any wrongdoing in connection with the settlement agreement.

Ongoing BDSI Litigation Matters

BDSI’s ongoing litigations with Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) and Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”) are provided below.

Litigation related to BUNAVAIL

On October 29, 2013, Reckitt Benckiser, Inc., Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”), and Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) (collectively, the “RB Plaintiffs”) filed an action against BDSI relating to its BUNAVAIL product in the United States District Court for the Eastern District of North Carolina (“EDNC”) for alleged patent infringement. BUNAVAIL is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL, which has never been disclosed publicly, infringes its US Patent No. 8,475,832 (the “‘832 Patent”). On May 21, 2014, the Court granted BDSI’s motion to dismiss.

On January 22, 2014, Aquestive initiated an inter partes review (“IPR”) on U.S. Patent No. 7,579,019, the (“‘019 Patent”). The PTAB upheld all claims of BDSI’s ‘019 Patent in 2015 and this decision was not appealed by Aquestive.

On September 20, 2014, BDSI filed a declaratory judgment action in the United States District Court for the EDNC requesting the Court to make a determination that BDSI’s BUNAVAIL product does not infringe the ‘832 Patent, US Patent No. 7,897,080 (the “‘080 Patent”) and US Patent No. 8,652,378 (the “‘378 Patent”). BDSI obtained a final written decision of invalidity of the 080 Patent in its entirety in an inter partes reexamination proceeding. BDSI obtained a final written decision of invalidity of all relevant claims of the ‘832 Patent in an IPR proceeding. In an IPR proceeding for the ‘378 Patent, in its decision not to institute the IPR proceeding, the PTAB construed the claims of the ‘378 Patent. Shortly thereafter, by joint motion of the parties, the ‘378 Patent was removed from the District Court action.

On June 6, 2016, in an unrelated case in which Indivior and Aquestive asserted the ‘832 Patent against other parties, the Delaware District Court entered an order invalidating other claims in the ‘832 Patent. Indivior and Aquestive did not appeal the Delaware Court’s holding that other claims of the ‘832 Patent are invalid. On February 10, 2021, the parties in BDSI’s EDNC declaratory judgment action filed a covenant by Indivior and Aquestive not to sue BDSI for infringement of the ‘832 Patent. In view of that covenant and the prior invalidation of the ‘080 patent, BDSI filed a notice of voluntary dismissal of its EDNC declaratory judgement action.

On September 22, 2014, the RB Plaintiffs filed an action against BDSI (and BDSI’s commercial partner) relating to BDSI’s BUNAVAIL product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (the “‘167 Patent”).

On December 12, 2014, BDSI filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against its commercial partner. On October 28, 2014, BDSI filed multiple IPR petitions on certain claims of the ‘167 Patent. The USPTO instituted three of the four IPR petitions. The PTAB upheld the claims and denied collateral estoppel applied to the PTAB decisions in March 2016. BDSI appealed to Court of Appeals for the Federal Circuit. The USPTO intervened with respect to whether collateral estoppel applied to the PTAB.

On June 19, 2018, BDSI filed a motion to remand the case for further consideration by the PTAB in view of intervening authority. On July 31, 2018, the Federal Circuit vacated the decisions, and remanded the ‘167 Patent IPRs for further consideration on the merits.

On February 7, 2019, the PTAB issued three decisions on remand vacating institution of the three previously instituted IPRs of the ‘167 patent. On March 11, 2019, BDSI timely appealed the PTAB decisions on remand to U.S. Court of Appeal for the Federal Circuit. On March 20, 2019, Aquestive and Indivior moved to dismiss the appeal, and BDSI opposed that motion.

On August 29, 2019, a three-judge panel of the Court of Appeals for the Federal Circuit granted the motion and dismissed BDSI’s appeal. On September 30, 2019, BDSI filed a petition for an en banc rehearing of the order dismissing BDSI’s appeal by the full Federal Circuit Court of Appeals.

On January 13, 2020, by the Court of Appeals for the Federal Circuit denied BDSI’s petition for en banc rehearing of the dismissal of BDSI’s appeal relating to inter partes review proceedings on the ’167 patent. On June 11, 2020, BDSI filed a petition for certiorari seeking U.S. Supreme Court review of the Federal Circuit’s decision. On October 5, 2020, the U.S. Supreme Court denied BDSI’s petition for certiorari.

On May 18, 2021, the RB Plaintiffs filed an amended complaint dropping BDSI’s commercial partner from the action it began on September 22, 2014. On June 1, 2021, BDSI answered the amended complaint asserting counter-claims of non-infringement, invalidity, and unenforceability. On December 16, 2021, the parties completed claim construction briefing on the disputed claim terms of the ʼ167 patent. The Court has not set a date for the claim construction hearing. Fact discovery is set to close ninety days after the court issues its order on claim construction. Expert discovery is set to close 141 days after the close of fact discovery. The Court has not set a trial date. The Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Litigation related to BELBUCA

On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA infringes the ‘167 Patent. In lieu of answering the complaint, BDSI filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On July 25, 2017, the New Jersey Court administratively terminated the case pending the parties’ submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case was later transferred to the Delaware District Court. On October 31, 2017, BDSI filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC.

On October 16, 2018, denying the motion to dismiss as moot, the Delaware District Court granted BDSI’s motion to transfer the case to the EDNC. On November 20, 2018, BDSI moved the EDNC to dismiss the complaint for patent infringement for failure to state a claim for relief.

On August 6, 2019, the EDNC granted BDSI’s motion to dismiss, and dismissed the complaint without prejudice. On or about November 11, 2019, Aquestive refiled a complaint in the EDNC against BDSI alleging that BELBUCA infringes the ‘167 Patent. On January 13, 2020, in lieu of answering the complaint, BDSI filed a motion to dismiss the complaint. After the two motions were denied, on April 16, 2020, BDSI answered the complaint. Aquestive moved to dismiss BDSI’s counter-claim of unenforceability, but the court denied that motion.

On December 16, 2021, the parties completed claim construction briefing on the disputed claim terms of the ʼ167 patent. The Court has not set a date for the claim construction hearing. Fact discovery is set to close ninety days after the court issues its order on claim construction. Expert discovery is set to close 141 days after the close of fact discovery. The Court has not set a trial date. The Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Chemo Research, S.L

On March 1, 2019, BDSI filed a complaint for patent infringement in United States District Court for the District of Delaware against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. (collectively, the “Chemo Defendants”), asserting that the Chemo Defendants infringe its Orange Book listed patents for BELBUCA, including U.S. Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and U.S. Patent No. 9,901,539 expiring December of 2032 (collectively, “the BEMA patents”). This complaint follows a receipt by BDSI on January 31, 2019, of a Notice Letter from Chemo Research S.L. stating that it has filed with the FDA an ANDA containing a Paragraph IV Patent Certification, for a generic version of BELBUCA Buccal Film in strengths 75 mcg, 150 mcg, 300 mcg, 450 mcg, and 900 mcg. Because BDSI initiated a patent infringement suit asserting the patents identified in the Notice Letter within 45 days after receipt, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid. On March 15, 2019, BDSI filed a complaint against the Chemo Defendants in the Federal District Court for the District of New Jersey asserting the same claims for patent infringement made in the Delaware lawsuit. On April 19, 2019, Defendants filed an answer to the Delaware complaint wherein they denied infringement of the ‘866, ‘843 and ‘539 patents and asserted counterclaims seeking declaratory relief concerning the alleged invalidity and non-infringement of such patents.

On April 25, 2019, BDSI voluntarily dismissed the New Jersey lawsuit given Defendants’ consent to jurisdiction in Delaware.

The trial to adjudicate issues concerning the validity of the Orange Book listed patents covering BELBUCA was held on March 1, 2021. Chemo did not participate in the bench trial. Instead, on February 26, 2021, Chemo agreed to be bound by the decision of the Court with respect to the validity of the BEMA patents from the March 1, 2021 trial with Alvogen.

On December 20, 2021, the Court issued an opinion upholding the validity of claims in BDSI’s ‘866 patent, which expires in 2027, and claims in the ’539 patent, which expires in 2032, to which Chemo is bound. The bench trial to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents was set to commence on April 25, 2022. On March 30, 2022, the Court vacated the trial and has not yet set a new trial date.

The Company plans to litigate this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Alvogen

On September 7, 2018, BDSI filed a complaint for patent infringement in United States District Court for the District of Delaware against Alvogen Pb Research & Development LLC, Alvogen Malta Operations Ltd., Alvogen Pine Brook LLC, Alvogen, Incorporated, and Alvogen Group, Incorporated (collectively, “Alvogen”), asserting that Alvogen infringes BDSI’s Orange Book listed patents for BELBUCA, including U.S. Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and U.S. Patent No. 9,901,539, expiring in December of 2032 (collectively, “the BEMA patents”). This complaint follows receipt by BDSI on July 30, 2018 of a Paragraph IV Patent Certification from Alvogen stating that Alvogen had filed an ANDA with the FDA for a generic version of BELBUCA Buccal Film (75 mcg, 150 mcg, 300 mcg, 450 mcg, 600 mcg, 750 mcg and 900 mcg). Because BDSI initiated a patent infringement suit asserting the patents identified in the Paragraph IV notice within 45 days after receipt of the Paragraph IV Certification, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid.

The Court scheduled a bench trial to commence on November 9, 2020 to adjudicate issues concerning the validity of the BEMA patents. On October 6, 2020, the Court rescheduled the bench trial with Alvogen to commence on March 1, 2021. A three day bench trial against Alvogen was conducted commencing on March 1, 2021. At the conclusion of trial, the Court ordered the parties to submit post-trial briefs. Post-trial briefing was completed on May 26, 2021. BDSI subsequently moved the Court to strike (i.e., remove from the Court’s consideration) three patent invalidity defenses raised for the first time in Alvogen’s post-trial briefs and two documents improperly cited in Alvogen’s post-trial briefs. On June 28, 2021, the Court granted BDSI’s motion to strike in its entirety. In addition, on June 28, 2021, the Court enjoined Alvogen from launching its generic product until the Court issued its final decision on the merits.

On September 21, 2021, BDSI filed under seal a Motion for Order to Show Cause why Defendants Should not be Held in Contempt for Violating the Court Order of June 28, 2021 (the “Motion”). On June 28, 2021, citing the statute authorizing the Court to extend the 30-month stay under the Hatch-Waxman Act, the Court ordered Alvogen not to “launch” its generic product until it could reach a final decision on the merits in the case. In the Motion, BDSI contends that Alvogen violated the order of the United States District Court for the District of Delaware commencing in or about August 2021 by, among other things, offering the generic product for sale through five compendia / price reporting services, including First Databank, Medi-Span (Wolters Kluwer), Red Book, Gold Standard and ScriptPro. As alleged in the Motion, after Alvogen’s product launch, certain payers began declining insurance coverage for BDSI’s brand BELBUCA and directing use of Alvogen’s generic substitute and/or made it more difficult for patients to obtain insurance coverage for BELBUCA. In addition to filing the Motion, BDSI demanded that Alvogen withdraw its compendia listings. Alvogen claims to have withdrawn its compendia product listings on or about September 9, 2021.

On December 20, 2021, the Court issued an opinion upholding the validity of claims in BDSI’s ‘866 patent, which expires in 2027, and claims in the ’539 patent, which expires in 2032. Alvogen conceded infringement of those claims prior to the trial. The Court entered final judgment of infringement and of failure to prove invalidity on January 21, 2022. Alvogen has filed a notice of appeal to the Federal Circuit seeking to reverse the Court’s final judgment entered on January 21, 2022. Separately, Alvogen filed a motion to stay certain provisions of the final judgment in the Court. BDSI has filed a cross-appeal to the Federal Circuit seeking to reverse the Court’s opinion that claims 3 and 10 of the ’866 patent and claims 8, 9 and 20 of the ’843 patent are invalid and thus Alvogen is not liable for infringement of those claims, as well as any other ruling decided adversely to BDSI. BDSI also filed its opposition to Alvogen’s request for a stay. The Court retained jurisdiction to decide BDSI’s pending motion for contempt.

The final judgment entered in this case upholding the validity of claims of the ’866 and ’539 Orange Book listed patents extends the effective date of any final approval by the FDA of Alvogen’s ANDA until December 21, 2032, which is the expiration date of the ’539 patent, and enjoins Alvogen and those acting in concert with Alvogen from commercially manufacturing, using, selling, or offering for sale Alvogen’s ANDA products until December 21, 2032.

As it has done in the past, the Company intends to vigorously defend its intellectual property against assertions of invalidity or non-infringement.

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

16. Income Taxes

The Company is subject to U.S. federal and state income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period in which they occur.

The following table presents information regarding Company’s income tax (benefit) provision recognized for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Provision for (benefit from) income taxes	$(2,773)	$(188)
Effective tax rate	17.5%	(1.2)%

For the three months ended March 31, 2022 and March 31, 2021 the Company recorded a benefit from income taxes of $2,773 and $188, respectively. The benefit from income taxes in the first quarter of 2022 reflects the tax benefit of the current year loss, which includes the impact of discrete nondeductible transaction costs and excess tax benefits.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of March 31, 2022.

In connection with the BDSI Acquisition, the Company acquired net operating losses and is completing a study to determine the amount of net operating losses that are available and the limitations on use of these acquired operating losses as well as any valuation allowance required on these or other deferred tax assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with management’s discussion and analysis and our audited consolidated financial statements included in our Annual Report. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Forward-looking Statements” and “Risk Factors”, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC.

OVERVIEW

We are building a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. Our portfolio includes Xtampza ER, the Nucynta Products, Belbuca, Symproic, and Elyxyb.

Xtampza ER is an abuse-deterrent, extended-release, oral formulation of oxycodone that was approved by the FDA in April 2016 for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. We commercially launched Xtampza ER in June 2016.

The Nucynta Products are extended-release (“ER”) and immediate-release (“IR”) formulations of tapentadol. Nucynta ER is indicated for the management of pain severe enough to require daily, around the clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. We began shipping and recognizing product sales on the Nucynta Products in January 2018 and began marketing the Nucynta Products in February 2018.

On March 22, 2022, we acquired BDSI, a specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions, pursuant to the Merger Agreement. Upon closing, we acquired the Belbuca, Symproic, and Elyxyb products. We began shipping and recognizing product sales related to Belbuca, Symproic, and Elyxyb in March 2022.

Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for use in patients with pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative options are inadequate. Symproic was approved by the FDA in March 2017 for the treatment of OIC in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. Elyxyb was approved by the FDA in May 2020 for the acute treatment of migraine with or without aura in adults.

We believe the acquisition of Belbuca, Symproic, and Elyxyb strategically aligns with our mission to build a leading, diversified specialty pharmaceutical company committed to improving the lives of people suffering from serious medical conditions.

We are promoting our pain portfolio (Xtampza ER, the Nucynta Products, Belbuca, and Symproic) to approximately 9,000 health care professionals who write approximately 62% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 100 sales representatives and managers. Additionally, we are currently launching Elyxyb with a sales team of 29 sales representatives and managers promoting to approximately 3,500 headache specialists and thought leaders within key markets.

Outlook

We were historically not profitable and incurred net losses in each year since inception until 2020. Substantially all our net losses resulted from costs incurred in connection with selling, general and administrative costs associated with our operations and research and development programs, and we expect to continue to incur significant commercialization expenses related to marketing, manufacturing, distribution, selling and reimbursement activities.

The BDSI Acquisition diversifies and expands our business by adding Belbuca and Symproic to our highly differentiated pain portfolio, and Elyxyb, as a new product launch opportunity that provides entry into neurology. We expect the addition of these products to further strengthen our financial position through increased revenue scale, immediate and significant earnings accretion, and accelerated cash flow generation, driven by synergies of merging operations. While we incurred significant transaction costs and other acquisition related expenses during the period ended March 31, 2022 to complete the BDSI Acquisition and to integrate BDSI’s operations, we expect acquisition related expenses to decrease significantly throughout the remainder of 2022 and expect significant synergies to be reflected in the results of our operations for the remainder of 2022. In addition, we expect the step-up basis in inventory to impact our results of operations until all acquired inventory is sold, which we expect to occur no later than one year after the Acquisition Date.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Changes in our critical accounting policies with respect to our Annual Report include business combination accounting and valuation of acquired assets, including goodwill and intangible assets, as described below.

Business Combination Accounting and Valuation of Acquired Assets

We completed the BDSI Acquisition on March 22, 2022, which was accounted for as a business combination. To determine whether the acquisition should be accounted for as a business combination or as an asset acquisition, we made certain judgments regarding whether the acquired set of activities and assets met the definition of a business. Judgment is required in assessing whether the acquired processes or activities, along with their inputs, would be substantive to constitute a business, as defined by U.S. GAAP.

The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. The purchase price allocation is a critical accounting estimate because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions based on non-observable inputs. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets. These cash flow projections are based on management's estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets; the timing and projection of costs and expenses, discount rates; and tax rates.

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed, if based on facts and circumstances existing at the acquisition date, are recorded on a retroactive basis as of the acquisition date, with the corresponding offset to Goodwill. Any adjustments not based on facts and circumstances existing at the acquisition date, or if subsequent to the conclusion of the measurement period, will be recorded to our consolidated statements of operations.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Product revenues, net	$83,751	$87,721
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	16,332	15,328
Intangible asset amortization	18,923	16,795
Total cost of products revenues	35,255	32,123
Gross profit	48,496	55,598
Operating expenses
Research and development	3,983	2,930
Selling, general and administrative	54,528	31,476
Total operating expenses	58,511	34,406
(Loss) income from operations	(10,015)	21,192
Interest expense	(5,831)	(5,721)
Interest income	4	3
(Loss) income before income taxes	(15,842)	15,474
(Benefit from) provision for income taxes	(2,773)	(188)
Net (loss) income	$(13,069)	$15,662

Comparison of the three months ended March 31, 2022 and March 31, 2021

Product revenues, net

Product revenues, net were $83.8 million for the three months ended March 31, 2022 (the “2022 Quarter”), compared to $87.7 million for the three months ended March 31, 2021 (the “2021 Quarter”). The $3.9 million decrease was related to decreases in revenue for Xtampza ER of $3.9 million and a decrease in revenue for the Nucynta Products of $3.6 million, partially offset by an increase in revenue for Belbuca , Symproic, and Elyxyb totaling $3.6 million, as these products were acquired in the 2022 Quarter as a result of the BDSI Acquisition.

The decrease in net product revenues for Xtampza ER of $3.9 million is primarily due to a decrease in sales volume, higher provisions for returns, and higher gross-to-net adjustments primarily related to rebates, partially offset by an increase in gross price.

The decrease in net product revenues for the Nucynta Products of $3.6 million is primarily due to higher provisions for returns and higher gross-to-net adjustments primarily related to rebates.

The increase in net product revenues for Belbuca of $3.3 million, Symproic of $300,000, and Elyxyb of less than $100,000 was due to net product revenues attributable to the period from the Acquisition Date through March 31, 2022, which were acquired in the 2022 Quarter as a result of the BDSI Acquisition.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $16.3 million for the 2022 Quarter, compared to $15.3 million for the 2021 Quarter. The $1.0 million increase was primarily related to recognition of the step-up basis in inventory acquired from the BDSI Acquisition to fair value of $63.1 million, of which $603,000 was recognized as cost of product revenues in the 2022 Quarter, combined with costs incurred for shipments of Belbuca and Symproic following the Acquisition Date.

Intangible asset amortization was $18.9 million for the 2022 Quarter, compared to $16.8 million for the 2021 Quarter. The $2.1 million increase in intangible asset amortization was due to the BDSI Acquisition, in which $445.0 million of consideration was allocated to our acquired intangible assets, Belbuca, Symproic, and Elyxyb. These intangible assets are being amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Research and development expenses were $4.0 million for the 2022 Quarter, compared to $2.9 million for the 2021 Quarter. The $1.1 million increase was primarily due to severance costs and benefits related to the BDSI acquisition. The remaining change is immaterial.

Selling, general and administrative expenses were $54.5 million for the 2022 Quarter, compared to $31.5 million for the 2021 Quarter. The $23.0 million increase was primarily related to:

●	an increase in acquisition related expenses classified as selling, general and administrative of $26.5 million which primarily consisted of financial advisory, banking, legal, and regulatory fees, other consulting fees, employee-related severance expenses, BDSI directors and officers insurance, and miscellaneous other acquisition expenses incurred; which was partially offset by
●	a decrease in salaries, wages and benefits of $4.6 million, due to us entering into a plan to reduce our workforce, primarily our salesforce, in the fourth quarter of 2021.

As a result of the BDSI Acquisition, we expect to incur additional acquisition related expenses relating to consulting fees, contract termination costs, and other integration related expenses during the remainder of 2022.

Interest expense and Interest income

Interest expense was $5.8 million for the 2022 Quarter, compared to $5.7 million in the 2021 Quarter. Interest income was $4,000 for the 2022 Quarter, compared to $3,000 in the 2021 Quarter. Interest expense and interest income were materially consistent in the 2022 Quarter compared to the 2021 Quarter. Interest expense will increase in future periods as a result of the 2022 Loan Agreement that was entered into in connection with the BDSI Acquisition.

Taxes

Benefit from income taxes was $2.8 million for the 2022 Quarter, compared to $188,000 in the 2021 Quarter. The $2.6 million increase was primarily due to higher net loss as a result of acquisition related expenses. The effective tax rate was 17.5% and (1.2)% for the three months ended March 31, 2022 and 2021, respectively. The benefit from income taxes in the first quarter of 2022 reflects the tax benefit from the net loss, which includes the impact of discrete nondeductible transaction costs and excess tax benefits. For the 2021 Quarter, the Company maintained a full valuation allowance and tax benefits were not recognized. The $188,000 benefit from income taxes in the 2021 Quarter primarily represented excess tax benefits related to stock-based compensation partially offset by provisions for current state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred cumulative net losses and negative cash flows from operations since inception until 2020. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock and convertible notes, and commercial bank debt. We are primarily dependent on the commercial success of Xtampza, the Nucynta Products, and Belbuca. During the three months ended March 31, 2022, our debt balance increased significantly as we modified the 2020 Term Notes with Pharmakon to an increased principal balance of $650.0 million to fund a portion of the consideration paid to complete the BDSI Acquisition. We are required to pay $100.0 million in amortization payments during the first year of the 2022 Term Loan and the remaining $550.0 million balance is required to be paid in equal quarterly installments over the remaining three years of the term note. As of March 31, 2022, and December 31, 2021, we had $106.7 million and $186.4 million in cash and cash equivalents, respectively.

We believe that our cash and cash equivalents at March 31, 2022, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for at least one year from the date the consolidated financial statements were issued.

Borrowing Arrangements

On March 22, 2022, in connection with the BDSI Acquisition closing, we entered into the 2022 Loan Agreement for the 2022 Term Loan, the proceeds of which were used to repay our existing term notes, and fund a portion of the consideration to be paid to complete the BDSI Acquisition.

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by our material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of our assets and our material domestic subsidiaries. The 2022 Term Loan will bear interest at a rate based upon LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. As of March 31, 2022, the interest rate was 8.7%. We are required to repay the 2022 Term Loan by paying $100,000 in amortization payments during the first year and the remaining $550,000 balance will amortize in equal quarterly installments over the remaining three years.

The 2022 Loan Agreement permits voluntary prepayment at any time, subject to a prepayment premium. The prepayment premium is equal to 2.00% of the principal amount being prepaid prior to the second-year anniversary of the closing date, or 1.00% of the principal amount being prepaid on or after the second-year anniversary of the closing date. The 2022 Loan Agreement also includes a make-whole premium in the event of a voluntary prepayment, a prepayment due to a change in control or acceleration following an Event of Default (as defined in the 2022 Loan Agreement) on or prior to the second-year anniversary of the closing date, in each case in an amount equal to foregone interest from the date of prepayment through the second-year anniversary of the closing date. A change of control also triggers a mandatory prepayment of the 2022 Term Loan.

The 2022 Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an event of default under the 2022 Loan Agreement, notwithstanding our ability to meet our debt service obligations. The 2022 Loan Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the 2022 Loan Agreement and execution upon the collateral securing obligations under the 2022 Loan Agreement.

Cash Flows

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash used in (provided by) operating activities	$(25,315)	$20,570
Net cash used in investing activities	(572,177)	(428)
Net cash provided by (used in) financing activities	517,764	(11,468)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(79,728)	$8,674

Operating activities.  Cash used in operating activities was $25.3 million in the 2022 Quarter, compared to cash provided by operating activities of $20.6 million in 2021 Quarter. The $45.9 million decrease was primarily due to lower net income exclusive of non-cash items as a result of lower net product revenues and higher operating expenses, mainly acquisition related expenses in connection with the BDSI Acquisition, combined with changes in working capital. The changes in working capital were primarily driven by the change in accrued rebates, returns and discounts due to the timing of rebate payments.

Investing activities.  Cash used in investing activities was $572.2 million in the 2022 Quarter, compared to $428,000 in the 2021 Quarter. The $571.8 million increase was primarily related to the BDSI Acquisition, net of cash acquired, which closed in the 2022 Quarter.

Financing activities.  Cash provided by financing activities was $517.8 million for the 2022 Quarter, compared to cash used in financing activities of $11.5 million in the 2021 Quarter. The $529.3 million increase was primarily related to the repayment of the 2020 Term Notes and subsequent execution of the 2022 Term Loan as described in Note 11, Term Notes Payable.

Funding Requirements

We believe that our cash and cash equivalents as of March 31, 2022, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for at least one year from the date the consolidated financial statements were issued. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income adjusted to exclude interest expense, interest income, the benefit from or provision for income taxes, depreciation, amortization, stock-based compensation, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations. Adjusted EBITDA, as used by us, may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

There are several limitations related to the use of adjusted EBITDA rather than net income, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition expenses incurred; and
●	we exclude recognition of the step-up basis in inventory from acquisitions as the amount and/or frequency of these expenses are not part of our underlying business.

Adjusted EBITDA for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
	2022	2021
GAAP Net (loss) income	$(13,069)	$15,662
Adjustments:
Interest expense	5,831	5,721
Interest income	(4)	(3)
(Benefit from) provision for income taxes	(2,773)	(188)
Depreciation	715	439
Amortization	18,923	16,795
Stock-based compensation expense	6,135	6,879
Acquisition related expenses	27,167	—
Recognition of step-up basis in inventory	603	—
Total adjustments	$56,597	$29,643
Adjusted EBITDA	$43,528	$45,305

Adjusted EBITDA was $43.5 million for the 2022 Quarter compared to $45.3 million for the 2021 Quarter. The $1.8 million decrease was primarily due to lower revenue and gross profit, partially offset by a benefit from lower adjusted operating expenses, as discussed below.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
GAAP Operating expenses	$58,511	$34,406
Adjustments:
Stock-based compensation	6,135	6,879
Restructuring	—	—
Litigation settlements	—	—
Acquisition related expenses	27,167	—
Total adjustments	33,302	6,879
Adjusted operating expenses	$25,209	$27,527

Operating expenses, excluding stock-based compensation was $25.2 million in the 2022 Quarter compared to $27.5 million in the 2021 Quarter. The $2.3 million decrease was primarily driven by lower salaries, wages and benefits due to us entering into a plan to reduce our workforce, primarily our salesforce, in the fourth quarter of 2021.

CONTRACTUAL OBLIGATIONS

With the exception of the 2022 Term Loan as discussed in Note 11, Term Notes Payable, there have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented any off‑balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. There have been no significant changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2021.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by SEC guidance, which provides that a newly acquired company may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, BDSI was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. BDSI, which we acquired in March 2022, represented approximately 8% of the Company’s total consolidated assets (excluding goodwill, intangibles, and the recognition of step-up basis in inventory) and 4% of our consolidated total revenue for the three months ended March 31, 2022.

Changes in Internal Control Over Financial Reporting

We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls of BDSI. Except for the acquisition of BDSI, which we expect to integrate into our existing internal control environment, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth in Note 15, Commitments and Contingencies, to our financial statements, which is incorporated herein by reference to the extent applicable, there are no other material changes from the legal proceedings previously disclosed in our Annual Report.

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products and future product candidates, if approved, that we may develop or acquire in the future;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.
●	If we cannot continue successfully commercializing our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
●	Xtampza ER, the Nucynta Products and Belbuca are subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	We could fail to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations;
●	Failure to comply with ongoing governmental regulations for marketing any product, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any future product candidates which we may develop, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain, and our future product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;
●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;

●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredient of our products, any production problems with our supplier could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	Our ability to realize the benefits of the acquisition of BDSI is substantially dependent on the timely and effective integration of the operations of Collegium and BDSI;
●	Our business may continue to be adversely affected by the COVID-19 pandemic;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products, and clinical trials of our products and any future product candidates, may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

As of December 31, 2021, we had a federal net operating loss (“NOL”) carryforward of approximately $119.3 million and state NOL carryovers of approximately $103.0 million, which are available to offset future taxable income. The U.S. federal and state NOL carryforwards expire at various dates through 2036. We also had U.S. federal tax credits of approximately $4.5 million, and state tax credits of approximately $1.0 million. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. As part of the BDSI acquisition, we acquired an estimated $237 million of federal NOL carryovers, an estimated $164 million of state NOL carryovers, and U.S. federal tax credits of an estimated $10 million, all of which are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. The Company is still finalizing the tax analyses related to the BDSI Acquisition and anticipates finalizing the purchase price allocation and related tax analyses as the information necessary to complete the analysis is obtained. The finalization of these analyses will be complete no later than one year after the Acquisition Date. Refer to Note 16, Income Taxes, for more information.

We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.

In February 2020, in connection with the Nucynta Acquisition, we incurred $143.8 million in principal amount of indebtedness in the form of 2.625% Convertible Senior Notes due in 2026 (the “Convertible Notes”). In addition, we have $650.0 million in secured indebtedness pursuant to our Amended and Restated Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “2022 Loan Agreement”). We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Holders of our Convertible Notes will have the right to require us to repurchase our Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion of our Convertible Notes. Further, our noteholders, subject to a limited exception described in the notes, may require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion. Additionally, our 2022 Loan Agreement contains certain covenants and obligations applicable to us, including, without limitation, covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business, which could limit our ability to capitalize on business opportunities that may arise or otherwise place us at a competitive disadvantage relative to our competitors.

Failure to comply with covenants in the indenture governing the Convertible Notes or in the 2022 Loan Agreement would constitute an event of default under these instruments, notwithstanding our ability to meet our debt service obligations. Our failure to repurchase notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. In such event, we may not have sufficient funds to satisfy all amounts due under our other indebtedness (including the 2022 Loan Agreement) and the notes. The 2022 Loan Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the 2022 Loan Agreement and execution upon the collateral securing obligations under the 2022 Loan Agreement. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. In addition, because our assets are pledged as a security under the 2022 Loan Agreement, if we are not able to cure any default or repay outstanding borrowings, our assets are subject to the risk of foreclosure by our lenders. Moreover, a default on indebtedness under the 2022 Loan Agreement could result in a default under the terms of the indenture governing our Convertible Notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Risks Related to our Products

If we cannot continue successfully commercializing our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

To date, we have invested substantial resources in the development of Xtampza ER, which has been approved by the FDA. In February 2018, we began marketing the Nucynta Products and in March 2022 we acquired and began marketing Belbuca, Symproic and Elyxyb. Our business and future success are substantially dependent on our ability to continue successfully commercializing these products.

Our ability to continue successfully commercializing our products will depend on many factors, including but not limited to:

●	our ability to manufacture commercial quantities of our products at reasonable cost and with sufficient speed to meet commercial demand;
●	our ability to execute sales and marketing strategies successfully and continually;
●	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of our products;
●	the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
●	our ability to defend successfully any challenges to our intellectual property or suits asserting patent infringement relating to our products;
●	the availability and quality of coverage and adequate reimbursement for our products;
●	a continued acceptable safety profile of our products; and
●	our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.

Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to continue successfully commercializing or to generate sufficient revenue from our products. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected.

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

The FDA can require changes to the product labeling for any of our products at any time which can impact our ability to generate product sales. In particular, if the FDA determines that our post-marketing data for Xtampza ER does not demonstrate that the abuse-deterrent properties result in reduction of abuse, or demonstrates a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially require the removal of our abuse-deterrence claims, which would have a material adverse effect on our ability to continue successfully commercializing Xtampza ER.

Our opioid products are subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these products.

The FDA has imposed a class-wide REMS on all IR, ER and long-acting opioid drug products (known as the Opioid Analgesic REMS). The FDA continually evaluates whether the REMS program is meeting its goal of ensuring that the benefit of these drugs continue to outweigh their risks, and whether the goals or elements of the program should be modified. As opioids, Xtampza ER, the Nucynta Products and Belbuca are subject to the Opioid Analgesic REMS. In addition, Onsolis, which we acquired in the BDSI Acquisition, is subject to a REMS program covering all transmucosal fentanyl products (known as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program).

Any modification of the Opioid Analgesic REMS or the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program by the FDA to impose additional or more burdensome requirements could increase the costs associated with marketing these products and/or reduce the willingness of healthcare providers to prescribe these products, which would have a material adverse effect on our, or, with respect to Onsolis, our partners’, ability to continue to successfully commercialize and generate sufficient revenue from these products.

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

Failure to comply with ongoing governmental regulations for marketing any product could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.

Advertising and promotion of any pharmaceutical product marketed in the United States is heavily scrutinized by, among others, the FDA, the Department of Justice, the Office of Inspector General for the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies.

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

Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions or other post-grant review proceedings to patents in the United States, or litigation against our collaborators may be costly and time consuming and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. We expect that litigation may be necessary in some instances to determine the validity and scope of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation, including our pending litigation with Purdue and Aquestive Therapeutics, Inc., could compromise the validity and scope of our patents or other proprietary rights or hinder our ability to manufacture and market our products.

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

Our commercial organization continues to evolve and we cannot guarantee that we will continue to be successful in marketing our products. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, including with respect to our recent acquisition of Belbuca, Symproic and Elyxyb, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:

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

If our products fail to have an adequate level of acceptance by the medical community, patients, or healthcare payors, we will not be able to generate sufficient revenue to remain profitable. Since we expect to rely on sales generated by Xtampza ER, the Nucynta Products, Belbuca, Symproic and Elyxyb for substantially all of our revenues for the foreseeable future, the failure of these products to maintain market acceptance would harm our business prospects.

Some of our products contain, and our future product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies.

Some of our products contain, and our future product candidates may contain, controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol, are both classified as Schedule II controlled substances under the CSA and regulations of the DEA and the active ingredient in Belbuca,  buprenorphine, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, see the section in our Annual Report entitled “Business-Government Regulation-DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

In addition, controlled substances are also subject to regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas (for Schedule I and II substances), recordkeeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of our products that include controlled substances. The DEA and some states conduct periodic inspections of registered establishments that handle controlled substances.

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

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act, and the Affordable Care Act has also been subject to challenges in the courts. See the section in our Annual Report entitled “Business-Government Regulation-Healthcare Reform.”

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

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of people who abuse drugs to discover previously unknown ways to abuse opioid drugs, including Xtampza ER, the Nucynta Products and Belbuca; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our products, decrease the revenues we are able to generate from their sale and adversely impact external investor perceptions of our business. Similarly, to the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for abuse-deterrent formulations of opioid.

Federal laws have been enacted to address the national epidemics of prescription opioid abuse and illicit opioid use, including the Comprehensive Addiction and Recovery Act and the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. These laws are described in more detail in our Annual Report under the caption “Business- Governmental Regulation - DEA and Opioid Regulation.”

If the FDA or other applicable regulatory authorities approve generic products with claims that compete with our products, our sales could decline.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. For more information, see Note 15, Commitments and Contingencies, to our consolidated financial statements included in Part IV of this Quarterly Report on Form 10-Q. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.

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

Risks Related to Our Dependence on Third Parties

If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business.

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

We have initiated the activities required to transition commercial manufacturing for Nucynta ER from Janssen to Patheon. We cannot guarantee we will be successful in our efforts to demonstrate equivalence of product manufactured by Patheon with product manufactured by Janssen, and we may encounter delays in obtaining regulatory approval for Patheon as a new manufacturer and supplier of Nucynta ER. Additionally, we may be unsuccessful in validation activities, which could lead to delays in the transfer of manufacturing obligations, higher costs of validation, and/or rejection of otherwise saleable batches of Nucynta ER, all of which could have an adverse effect on our business and results of operations. Even if we are successful in our regulatory approval and validation activities, we could encounter issues in obtaining commercial supply from Patheon's facility due to technical problems or challenges obtaining adequate and/or timely DEA procurement quota.

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

Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of our suppliers could have a material adverse effect on us.

We presently depend upon a single supplier for the active pharmaceutical ingredient for Xtampza ER (oxycodone base), the Nucynta Products (tapentadol) and Symproic and two active pharmaceutical ingredient suppliers for Belbuca. We contract with these suppliers for commercial supply to manufacture our products. Further, our sole supplier for Xtampza ER and the Nucynta Products active pharmaceutical ingredients also supplies our primary competitor in the extended-release oxycodone space, Purdue. Identifying alternate sources of active pharmaceutical ingredients for our products is generally time-consuming and costly. Any changes that our suppliers make to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our suppliers were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs (including as a result of disruptions in personnel or the global supply chain resulting from the COVID-19 outbreak), we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented 34%, 33% and 30% of our product shipments for the period ended March 31, 2022. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Our opioid products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control.

Our opioid products are subject to a comprehensive regulatory scheme, including post-marketing requirements (“PMRs”) to conduct epidemiological studies and clinical trials. We intend to fulfill our PMRs by virtue of our participation in the Opioid PMR Consortium (“OPC”). Although we retain discretion in how to discharge such PMRs, the scale and scope of the studies required by the FDA make it cost prohibitive to discharge these requirements other than by joining the OPC that was formed to conduct them. We are a member of OPC and engage in decision-making as a member of that organization, but do not have a majority. If the OPC fails to conduct sufficiently rigorous studies or is unable to achieve the patient enrollment or other requirements established by the FDA, we may be unable to satisfy our PMRs and the FDA may choose to withdraw or otherwise restrict its approval of our opioid products. Such withdrawal or restriction would have an adverse impact on our business and financial condition.

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

Risks Related to Our Business and Strategy

Our ability to realize the benefits from the acquisition of BDSI is substantially dependent on the timely and effective integration of the operations of Collegium and BDSI.

Our ability to realize the benefits from the acquisition of BDSI, which closed on March 22, 2022, is substantially dependent on the cost savings resulting from the timely and effective integration of the operations Collegium and BDSI. The process of integrating the operations of Collegium and BDSI could encounter unexpected costs and delays, which include:

●	failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable;
●	unexpected losses of key employees, customers or suppliers;
●	unanticipated issues in conforming BDSI’s standards, processes, procedures and internal controls with our operations;
●	increasing the scope, geographic diversity and complexity of our operations;
●	diversion of management’s attention from other business concerns;
●	adverse effects on our or BDSI’s existing business relationships;
●	unanticipated expenses and liabilities; and
●	unanticipated issues in integrating sales, marketing and administrative functions.

If BDSI has unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities, there may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. In addition, we may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that BDSI and we had historically achieved or might achieve separately.

If we are unable to timely and effectively integrate the operations of Collegium and BDSI, the anticipated cost savings, growth opportunities and other synergies of the BDSI Acquisition may not be realized fully or at all, or may take longer to realize than expected, which would adversely affect our costs. Further, even if the integration is timely and effective, we may never realize the cost savings expected from the integration of the operations of our two companies.

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

Beginning in 2018, lawsuits alleging damages related to opioids have been filed naming us as a defendant along with other manufacturers of prescription opioid medications. These lawsuits, filed in multiple jurisdictions, are brought by various local governments as well as private claimants, against various manufacturers, distributors and retail pharmacies. These lawsuits generally alleged that we had engaged in improper marketing practices related to Xtampza ER and the Nucynta Products. In March 2022, we entered into a Master Settlement Agreement resolving all 27 pending opioid-related lawsuits brought against us by cities, counties, and other subdivisions in the United States. As part of the Master Settlement Agreement, we paid $2.75 million to the plaintiffs and the cases will be dismissed, with prejudice.

Certain governmental and regulatory agencies are focused on the abuse of opioid medications, a concern we share, and we have received Civil Investigative Demands or subpoenas from four state attorneys general investigating our sales and marketing of opioids and seeking documents relating to the manufacture, marketing and sale of opioid medications. In December 2021, we entered into an Assurance of Discontinuance with the Massachusetts Attorney General pursuant to which we provided certain assurances and agreed to pay certain of the Massachusetts Attorney General’s costs of investigation, in exchange for closure of the investigation and a release of claims pertaining to the subject matter of the investigation. We are cooperating fully in the open investigations. Managing litigation and responding to governmental investigations is costly and may involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations may involve injunctive relief or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.

We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do.

Competition in the pain and opioid market is intense. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our products compete with oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, Endo, Mallinckrodt, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Our competitors have developed or may develop technologies that are, or may be, the basis for competitive products that are safer, more effective or less costly than our products. Moreover, oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our products and the established use of these competitive products may limit the potential for our products to receive widespread acceptance.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of March 31, 2022, there were outstanding options to purchase an aggregate of 2,401,110 shares of our common stock at a weighted average exercise price of $18.20 per share, of which options to purchase 2,010,445 shares of our common stock were then exercisable. In addition, as of March 31, 2022, we had an outstanding warrant to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase shares additional shares of our common stock at all or at favorable prices.

In August 2021, our board of directors authorized the Repurchase Program, and as of March 31, 2022, the remaining value of shares that may be repurchased pursuant to the Repurchase Program was $52.1 million. Any additional share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth shares of Common Stock repurchased under our Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended March 31, 2022:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)		(d) Maximum approximate dollar value of Shares that may yet be purchased under the plans or programs
January 1, 2022 through January 31, 2022	308,923		$16.29	307,132		52,139
February 1, 2022 through February 28, 2022	188,958		$17.63	—		52,139
March 1, 2022 through March 31, 2022	918		$18.63	—		52,139
Total	498,799	(2)	$16.80	307,132	(2)

(1)	The Repurchase Program was announced on August 16, 2021. The Repurchase Program provides for the repurchase of up to $100 million of outstanding shares of our common stock at any time or times through December 31, 2022. The Repurchase Program did not expire during the three months ended March 31, 2022, nor does the Company currently plan to terminate the Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of February 14, 2022, by and among Collegium Pharmaceutical, Inc., Bristol Acquisition Company, Inc. and BioDelivery Sciences International, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Collegium on February 14, 2022).

2.2

Asset Purchase Agreement, dated August 3, 2021, by and between Dr. Reddy’s Laboratories Limited and BDSI (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by BDSI on March 9, 2022).

10.1†

Amended and Restated Loan Agreement, dated as of March 22, 2022, by and among Collegium Pharmaceutical, Inc., its subsidiary, Collegium Securities Corporation, Purchaser, BioPharma Credit PLC, and BioPharma Credit Investments V (Master) LP, as lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Collegium on March 23, 2022).

10.2**	Exclusive License Agreement, dated April 4, 2019, between the Company and Shionogi, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by BDSI on March 9, 2022).
10.3*	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.
10.4*	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Colleen Tupper.
10.5*	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Shirley Kuhlmann.
10.6*	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.
10.7*	Employment Agreement, dated March 23, 2022 by and between Collegium Pharmaceutical, Inc. and Thomas Smith.
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

† Certain confidential portions have been omitted from this exhibit.

* Filed herewith

** Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 10, 2022	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	May 10, 2022	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)