Form 10-Q
period 2022-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2022-08-04
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, there were 34,126,205 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$122,722	$186,426
Accounts receivable, net	197,505	105,844
Inventory	77,769	17,394
Prepaid expenses and other current assets	11,778	5,879
Total current assets	409,774	315,543
Property and equipment, net	19,965	19,491
Operating lease assets	7,257	7,644
Intangible assets, net	647,299	268,723
Restricted cash	2,547	2,547
Deferred tax assets	28,571	78,042
Other noncurrent assets	67	87
Goodwill	130,094	—
Total assets	$1,245,574	$692,077
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$6,627	$4,189
Accrued expenses	39,704	29,214
Accrued rebates, returns and discounts	246,719	196,996
Current portion of term notes payable	120,833	48,353
Current portion of operating lease liabilities	1,211	814
Total current liabilities	415,094	279,566
Term notes payable, net of current portion	484,853	61,666
Convertible senior notes	140,415	139,966
Operating lease liabilities, net of current portion	7,600	7,951
Total liabilities	1,047,962	489,149
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 36,567,830 issued and 34,109,981 outstanding shares at June 30, 2022 and 35,806,119 issued and 33,655,402 outstanding shares at December 31, 2021	37	36
Additional paid-in capital	520,038	502,095
Accumulated deficit	(274,602)	(256,342)
Treasury stock, at cost; 2,457,849 shares at June 30, 2022 and 2,150,717 shares at December 31, 2021	(47,861)	(42,861)
Total shareholders’ equity	197,612	202,928
Total liabilities and shareholders’ equity	$1,245,574	$692,077

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenues, net	$123,549	$82,942	$207,300	$170,663
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	33,684	15,908	50,016	31,236
Intangible asset amortization	37,501	16,795	56,424	33,590
Total cost of products revenues	71,185	32,703	106,440	64,826
Gross profit	52,364	50,239	100,860	105,837
Operating expenses
Research and development	—	3,462	3,983	6,392
Selling, general and administrative	41,254	30,368	95,782	61,844
Total operating expenses	41,254	33,830	99,765	68,236
Income from operations	11,110	16,409	1,095	37,601
Interest expense	(17,761)	(5,421)	(23,592)	(11,142)
Interest income	5	3	9	6
(Loss) income before income taxes	(6,646)	10,991	(22,488)	26,465
Benefit from income taxes	(1,455)	(61,852)	(4,228)	(62,040)
Net (loss) income	$(5,191)	$72,843	$(18,260)	$88,505

(Loss) earnings per share — basic	$(0.15)	$2.06	$(0.54)	$2.52
Weighted-average shares — basic	34,001,553	35,302,608	33,838,638	35,128,144

(Loss) earnings per share — diluted	$(0.15)	$1.79	$(0.54)	$2.20
Weighted-average shares — diluted	34,001,553	41,286,853	33,838,638	41,251,749

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net (loss) income	$(18,260)	$88,505
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization expense	56,424	33,590
Depreciation expense	1,371	864
Deferred income taxes	(9,410)	(62,649)
Stock-based compensation expense	11,827	13,395
Non-cash lease expense	429	15
Non-cash interest expense for amortization of debt discount and issuance costs	3,435	1,795
Changes in operating assets and liabilities:
Accounts receivable	(36,165)	(6,778)
Inventory	17,007	(4,498)
Prepaid expenses and other assets	245	(1,301)
Accounts payable	2,426	(2,472)
Accrued expenses	(7,659)	2,969
Accrued rebates, returns and discounts	(6,538)	(13,330)
Operating lease assets and liabilities	4	—
Net cash provided by operating activities	15,136	50,105
Investing activities
Purchases of property and equipment	(569)	(1,153)
Acquisition of BDSI (net of cash acquired)	(572,069)	—
Net cash used in investing activities	(572,638)	(1,153)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	203	358
Proceeds from the exercise of stock options	4,806	8,274
Payments made for employee stock tax withholdings	(3,893)	(3,929)
Repayment of term notes	(25,000)	(25,000)
Proceeds from term note modification	517,682	—
Net cash provided by (used in) financing activities	493,798	(20,297)

Net (decrease) increase in cash, cash equivalents and restricted cash	(63,704)	28,655
Cash, cash equivalents and restricted cash at beginning of period	188,973	176,663
Cash, cash equivalents and restricted cash at end of period	$125,269	$205,318

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$122,722	$202,771
Restricted cash	2,547	2,547
Total cash, cash equivalents and restricted cash	$125,269	$205,318

Supplemental disclosure of cash flow information
Cash paid for interest	$17,752	$9,348
Cash paid for income taxes	$6,776	$876

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$105	$55
Inventory used in the construction and installation of property and equipment	$—	$516

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

The Company believes that its cash and cash equivalents at June 30, 2022, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for at least one year from the date the consolidated financial statements were issued.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Research and Development Expenses

Research and development expenses have historically consisted of product development expenses incurred in identifying, developing, and testing product candidates. Product development expenses primarily consisted of labor, benefits, and related employee expenses for personnel directly involved in product development activities, fees paid to contract research organizations for managing clinical and non-clinical trials, and regulatory costs.

As of April 1, 2022, the Company focused entirely on commercial products rather than research and development and redirected resources from research and development activities. As such, there were no expenses incurred in research and development during the three months ended June 30, 2022.

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

Historically, estimates of the refund liability for Xtampza product returns were based on a combination of historical actual returns processed to date, taking into consideration the expiration date of product upon delivery to customers, as well as forecasted customer buying and return patterns, channel inventory levels, and other specifically known market events and trends. Sales of Xtampza increased significantly starting in 2018; as a result, the majority of Xtampza sold to customers by the Company had not been eligible for return until the year ended December 31, 2021, or beyond. For the Nucynta Products, estimates of the refund liability for product returns were based on historical returns rates as these products have been commercially sold in the U.S. since 2009 for Nucynta IR and since 2011 for Nucynta ER. Because the Company began selling the Nucynta Products in 2018, most of the Nucynta Products sold to customers by the Company were not eligible for return until the year ended December 31, 2021, or beyond.

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

Although the Company has denied and expects to continue to deny credit for product returns that are not in accordance with its return policy, uncertainty exists related to the ultimate resolution of these claims. At the end of each reporting period, the Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration is constrained) to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period. Variable consideration, including the risk of customer concessions, is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. In particular, resolution of the unprocessed return claims includes the risk of concession for those that are outside of the Company’s return policy. There were no material adjustments related to these estimates in the three and six months ended June 30, 2022.

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

Summary of Activity in Product Revenue Provision and Allowance Categories

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2022 and 2021:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2021	$142,379	$54,617	$13,226
Acquired from BDSI	38,074	18,187	7,575
Provision related to current period sales	233,089	16,675	59,211
Changes in estimate related to prior period sales	(481)	—	(37)
Credits/payments made	(244,356)	(11,465)	(52,939)
Balance at June 30, 2022	$168,705	$78,014	$27,036

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2020	$132,775	$23,779	$19,055
Provision related to current period sales	179,571	7,491	42,059
Changes in estimate related to prior period sales	(441)	—	—
Credits/payments made	(178,508)	(21,443)	(33,764)
Balance at June 30, 2021	$133,397	$9,827	$27,350

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.

As of June 30, 2022, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Belbuca	$42,301	$—	$45,611	$—
Xtampza ER	33,190	33,023	64,708	68,432
Nucynta IR	26,554	29,241	55,889	59,767
Nucynta ER	17,077	20,678	36,340	42,464
Symproic	3,860	—	4,160	—
Elyxyb	109	—	134	—
Other	458	—	458	—
Total product revenues, net	$123,549	$82,942	$207,300	$170,663

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

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change the carrying value of goodwill. The Company is finalizing its valuation of intangible assets, tangible assets, liabilities and tax analyses, and anticipates finalizing the purchase price allocation as the information necessary to complete the analysis is obtained, but no later than one year after the Acquisition Date. During the quarter ended June 30, 2022, the Company recorded measurement period adjustments to increase inventory by $14,300, decrease intangible assets by $10,000, increase accrued rebates, returns and discounts by $3,916, increase prepaid expenses and other current assets by $888, decrease accrued expenses by $502, and increase deferred tax liabilities by $356, with a net offsetting decrease to goodwill of $1,418.

The following tables set forth the preliminary allocation of the BDSI Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date (in thousands):

Amounts Recognized at the Acquisition Date
Assets Acquired
Cash and cash equivalents	$97,362
Accounts receivable	55,495
Inventory	77,382
Prepaid expenses and other current assets	6,125
Property and equipment	1,242
Operating lease assets	481
Intangible assets	435,000
Total assets	$673,087
Liabilities Assumed
Accounts payable	$12
Accrued expenses	18,115
Accrued rebates, returns and discounts	56,261
Operating lease liabilities	481
Deferred tax liabilities	58,881
Total liabilities	$133,750
Total identifiable net assets acquired	539,337
Goodwill	130,094
Total consideration transferred	$669,431

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the $435,000 of intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with risk. The Company is amortizing the identifiable intangible assets on a straight-line over their respective useful lives (refer to Note 9, Goodwill and Intangible Assets). In addition, the acquired inventory was recognized at its acquisition-date fair value, which resulted in an increase of $54,700 compared to its preacquisition book value.

The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

Total revenues attributable to BDSI from the Acquisition Date through June 30, 2022 were $50,362. However, earnings attributable to BDSI from the Acquisition Date through June 30, 2022 are not distinguishable due to the rapid integration of BDSI’s core operations into the Company.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and six months ended June 30, 2022 and 2021, as if the BDSI Acquisition had occurred on January 1, 2021. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2021, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$123,549	$124,380	$236,651	$253,121
Net (loss) income	$1,238	$63,824	$(18,950)	$24,814

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and BDSI. The summary pro forma financial information primarily reflects the following pro forma adjustments:

●	The Company’s acquisition related transaction costs of $14,718 were reflected as of January 1, 2021
●	Employee severance related expense of $8,008 was reflected as of January 1, 2021
●	Additional amortization expense from the acquired intangibles
●	Additional cost of product revenues related to the step-up basis in inventory to record inventory at fair value; and
●	Adjustments to the Company’s interest expense related to repayment of the 2020 Term Notes and entering into the 2022 Term Loan as defined in Note 11, Term Notes Payable.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

Acquisition Related Expenses

In the three and six months ended June 30, 2022, the Company incurred $3,579 and $30,746, respectively, of acquisition related expenses as a result of the BDSI Acquisition and the substantial majority were included in the Selling, general, and administrative expense in the condensed consolidated statements of operations. These costs include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition; employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, BDSI directors and officers insurance, and miscellaneous other acquisition expenses incurred. The Company has accrued $848 related to employee severance costs incurred as of June 30, 2022 but not yet paid. Additional charges related to severance or retention payments and payments of any remaining employee termination costs are not expected to be material. However, the Company expects to incur additional acquisition related expenses relating to consulting fees, contract termination costs, and other integration-related expenses during the remainder of 2022.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Transaction costs	$161	$14,718
Employee-related expenses	1,389	8,008
BDSI directors and officers insurance	—	4,492
Other acquisition expenses	2,029	3,528
Total acquisition related expenses	$3,579	$30,746

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(5,191)	$72,843	$(18,260)	$88,505
Adjustment for interest expense recognized on convertible senior notes:	—	1,168	—	2,333
Net (loss) income - diluted	$(5,191)	$74,011	$(18,260)	$90,838
Denominator:
Weighted-average shares outstanding — basic	34,001,553	35,302,608	33,838,638	35,128,144
Effect of dilutive securities:
Stock options	—	580,329	—	624,602
Restricted stock units	—	302,737	—	384,908
Performance share units	—	—	—	—
Employee stock purchase plan	—	125	—	1,149
Warrants	—	175,920	—	187,812
Convertible senior notes	—	4,925,134	—	4,925,134
			—
Weighted average shares outstanding — diluted	34,001,553	41,286,853	33,838,638	41,251,749

(Loss) earnings per share — basic	$(0.15)	$2.06	$(0.54)	$2.52
(Loss) earnings per share — diluted	$(0.15)	$1.79	$(0.54)	$2.20

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	2,230,895	1,416,696	2,230,895	1,415,431
Restricted stock units	2,024,634	677,824	2,024,634	677,824
Performance share units	447,770	392,220	447,770	392,220
Employee stock purchase plan	—	—	—	—
Warrants	1,041,667	—	1,041,667	—
Convertible senior notes	4,925,134	—	4,925,134	—

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2022 and 2021.

The following tables present the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2022 and December 31, 2021:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Money market funds, included in cash equivalents	$2,006	$2,006	$—	$—

December 31, 2021
Money market funds, included in cash equivalents	$45,078	$45,078	$—	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of June 30, 2022, the convertible senior notes had a fair value of approximately $119,492 and a net carrying value of $140,415.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of June 30, 2022, the outstanding principal balance of the term notes of $625,000 reasonably approximated the estimated fair value.

As of June 30, 2022, and December 31, 2021, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

8. Inventory

Inventory as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$7,914	$3,685
Work in process	46,427	1,007
Finished goods	23,428	12,702
Total inventory	$77,769	$17,394

The aggregate charges related to excess inventory for the three and six months ended June 30, 2022 and 2021 were immaterial. These expenses were recorded as a component of cost of product revenues.

9. Goodwill and Intangible Assets

The following tables summarizes the changes in the carrying amount of Goodwill:

Amount
Balance at December 31, 2021	$—
Goodwill resulting from BDSI Acquisition	130,094
Balance at June 30, 2022	$130,094

The Company’s goodwill resulted from the BDSI Acquisition. During the three months ended June 30, 2022, goodwill increased by $1,418 due to measurement period adjustments associated with the BDSI Acquisition. Refer to Note 4, Acquisitions.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of June 30, 2022 and December 31, 2021:

		As of June 30, 2022			As of December 31, 2021
	Amortization Period (Years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Belbuca	4.8	$360,000	$(20,733)	$339,267	$—	$—	$—
Nucynta Products	8.0	521,170	(286,038)	235,132	521,170	(252,447)	268,723
Symproic	9.6	70,000	(2,003)	67,997	—	—	—
Elyxyb	14.2	5,000	(97)	4,903	—	—	—
Total intangibles		$956,170	$(308,871)	$647,299	$521,170	$(252,447)	$268,723

The following table presents amortization expense recognized in cost of product revenues for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Belbuca	$18,796	$—	$20,733	$—
Nucynta Products	16,796	16,795	33,591	33,590
Symproic	1,821	—	2,003	—
Elyxyb	88	—	97	—
Total amortization expense	$37,501	$16,795	$56,424	$33,590

As of June 30, 2022, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Belbuca	Nucynta Products	Symproic	Elyxyb	Total
2022	$37,695	$33,590	$3,643	$176	$75,104
2023	75,393	67,181	7,285	352	150,211
2024	75,393	67,181	7,285	352	150,211
2025	75,393	67,180	7,285	352	150,210
2026	75,393	—	7,285	352	83,030
Thereafter	—	—	35,214	3,319	38,533
Remaining amortization expense	$339,267	$235,132	$67,997	$4,903	$647,299

10. Accrued Expenses

Accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued royalties	$13,692	$9,930
Acquired product right	9,000	—
Accrued product taxes and fees	3,421	2,570
Accrued bonuses	2,396	2,634
Accrued audit and legal	2,116	3,623
Accrued payroll and related benefits	1,969	807
Accrued sales and marketing	1,555	697
Accrued interest	1,415	1,415
Accrued incentive compensation	1,054	851
Accrued income taxes	—	622
Accrued restructuring expenses	—	3,222
Accrued other operating costs	3,086	2,843
Total accrued expenses	$39,704	$29,214

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

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of the assets of the Company and its material domestic subsidiaries. The 2022 Term Loan bears interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. As of June 30, 2022, the interest rate was 9.8%. The Company is required to repay the 2022 Term Loan by paying $100,000 in principal payments during the first year and the remaining $550,000 balance will amortize in equal quarterly installments over the remaining three years.

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

During the three and six months ended June 30, 2022, the Company recognized interest expense of $16,591 and $18,414, respectively, related to the 2022 Term Loan.

As of June 30, 2022, principal repayments under the 2022 Term Loan are as follows:

Years ended December 31,	Principal Payments
2022	$50,000
2023	162,500
2024	183,333
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$625,000
Less: unamortized discount and issuance costs	(19,314)
Total term notes	$605,686

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

As of June 30, 2022, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of June 30, 2022, the convertible notes outstanding consisted of the following:

Principal	$143,750
Less: unamortized issuance costs	(3,335)
Net carrying amount	$140,415

The Company determined the expected life of the convertible notes was equal to its six-year term. The effective interest rate on the convertible notes is 3.26%. As of June 30, 2022, the if-converted value did not exceed the remaining principal amount of the convertible notes.

The following table presents the total interest expense recognized related to the convertible notes during the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$943	$943	$1,887	$1,887
Amortization of debt issuance costs	226	225	449	446
Total interest expense	$1,169	$1,168	$2,336	$2,333

As of June 30, 2022, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2022	$1,886
2023	3,773
2024	3,773
2025	3,773
2026	145,638
Total minimum payments	$158,843
Less: interest	(15,093)
Less: unamortized issuance costs	(3,335)
Convertible senior notes	$140,415

13. Equity

The changes in shareholders’ equity for the three and six months ended June 30, 2022 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$202,928
Exercise of common stock options	190,074	—	3,261	—	—	—	3,261
Issuance for employee stock purchase plan	13,421	—	203	—	—	—	203
Vesting of RSUs and PSUs	563,050	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(191,667)	—	(3,382)	—	—	—	(3,382)
Share repurchases from Accelerated Share Repurchase ("ASR") agreement	—	—	5,000	(307,132)	(5,000)	—	—
Stock-based compensation	—	—	6,135	—	—	—	6,135
Net loss	—	—	—	—	—	(13,069)	(13,069)
Balance, March 31, 2022	36,380,997	$36	$513,312	(2,457,849)	$(47,861)	$(269,411)	$196,076
Exercise of common stock options	102,283	—	1,545	—	—	—	1,545
Vesting of RSUs and PSUs	111,056	1	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(26,506)	—	(511)	—	—	—	(511)
Stock-based compensation	—	—	5,692	—	—	—	5,692
Net loss	—	—	—	—	—	(5,191)	(5,191)
Balance, June 30, 2022	36,567,830	$37	$520,038	(2,457,849)	$(47,861)	$(274,602)	$197,612

The changes in shareholders’ equity for the three and six months ended 2021 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	34,612,054	$35	$519,143	—	$—	$(333,147)	$186,031
Cumulative effect adjustment for adoption of ASU 2020-06	—	—	(44,777)	—	—	5,288	(39,489)
Exercise of common stock options	289,164	—	4,102	—	—	—	4,102
Issuance for employee stock purchase plan	24,630	—	358	—	—	—	358
Vesting of RSUs and PSUs	413,538	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(135,562)	—	(3,508)	—	—	—	(3,508)
Stock-based compensation	—	—	6,879	—	—	—	6,879
Net income	—	—	—	—	—	15,662	15,662
Balance, March 31, 2021	35,203,824	$35	$482,197	—	$—	$(312,197)	$170,035
Exercise of common stock options	273,127	1	4,092	—	—	—	4,093
Vesting of RSUs and PSUs	65,107	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(18,141)	—	(421)	—	—	—	(421)
Stock-based compensation	—	—	6,516	—	—	—	6,516
Net income	—	—	—	—	—	72,843	72,843
Balance, June 30, 2021	35,523,917	$36	$492,384	—	$—	$(239,354)	$253,066

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of June 30, 2022, there were 1,871,810 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 14, Stock-based Compensation, for more information.

Warrants

As of June 30, 2022, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022.

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

As of June 30, 2022, the Company repurchased 2,457,849 shares at a weighted-average price of $19.47 per share for a total of $47,861 under the Repurchase Program and the cost of repurchased shares were recorded as treasury stock in the condensed consolidated Balance Sheet. As of June 30, 2022, $52,139 remained available for share repurchases under the Repurchase Program.

14. Stock-based Compensation

Performance Share Units, Restricted Stock Units and Stock Options

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

A summary of the Company’s PSU activity for the six months ended June 30, 2022 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2021	353,100	$31.77
Granted	241,550	24.12
Vested	(126,081)	29.12
Forfeited	(22,104)	29.60
Performance adjustment	1,305	28.96
Outstanding at June 30, 2022	447,770	$28.71

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the six months ended June 30, 2022, and 2021 was $24.12 and $35.15, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the six months ended June 30, 2022. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the six months ended June 30, 2022 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2021	1,620,023	$22.48
Granted	1,241,897	17.48
Vested	(548,025)	22.09
Forfeited	(289,261)	20.72
Outstanding at June 30, 2022	2,024,634	$19.76

The weighted-average grant date fair value per share of RSUs granted for the six months ended June 30, 2022 and 2021 was $17.48 and $24.37, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the six months ended June 30, 2022, and 2021 was $9,697 and $10,515, respectively.

Stock Options

A summary of the Company’s stock option activity for the six months ended June 30, 2022 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2021	2,728,169	$18.33	5.8	$6,070
Granted	—	—
Exercised	(292,357)	16.44
Cancelled	(204,917)	21.81
Outstanding at June 30, 2022	2,230,895	$18.26	5.7	$4,040
Exercisable at June 30, 2022	1,948,941	$18.19	5.5	$3,724

The weighted-average grant date fair value per share of stock options granted for the six months ended June 30, 2021 was $12.60.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the sixth months ended June 30, 2022, 13,421 shares of common stock were purchased for total proceeds of $203. The expense for the three months ended June 30, 2022 and 2021 was $28 and $65, respectively. The expense for the six months ended June 30, 2022 and 2021 was $60 and $137, respectively.

Stock-based Compensation Expense

A summary of the Company’s stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$—	$1,248	$1,591	$2,465
Selling, general and administrative	5,692	5,268	10,236	10,930
Total stock-based compensation expense	$5,692	$6,516	$11,827	$13,395

At June 30, 2022, there was approximately $43,096 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

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

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of any appeal of the PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion. On November 19, 2021, the PTAB (i) denied Purdue’s motion to terminate the PGR and (ii) issued its Final Written Decision, finding that claims 1-17 of the ʼ961 patent were invalid for lack of written description and anticipation. On December 17, 2021, Purdue filed a Request for Director Review. That request was denied on February 7, 2022. On February 16, 2022, Purdue filed a Federal Circuit notice of appeal. On April 12, 2022, the Company filed a Motion to Dismiss the Appeal as Untimely. On May 20, 2022, the Federal Circuit denied the Motion to Dismiss and directed the parties to address jurisdiction during merits briefing.

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

On April 14, 2022, plaintiff in the Higley Action filed a notice of voluntary dismissal of the complaint. On May 15, 2022, plaintiff in the Zomber Action filed a notice of voluntary dismissal of the complaint. And, on June 24, 2022, plaintiff in the Justice Action filed a notice of voluntary dismissal of the complaint. In both of the remaining Stein and Sanford cases, on July 20, 2022, the respective Courts entered an Order for plaintiff to serve a summons and complaint by August 3, 2022.

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

Opioid Litigation

As a result of the opioid epidemic, numerous state and local governments, healthcare providers, and other entities brought suit against manufacturers, wholesale distributors, and pharmacies alleging a variety of claims related to opioid marketing and distribution practices. In late 2017, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of what were then a few hundred cases pending around the country in federal court against opioid manufacturers and distributors into a Multi-District Litigation (“MDL”) in the Northern District of Ohio. Generally, these suits do not seek damages for injuries to individuals but rather compensation for the cost of public services needed to address the consequences of addicted communities, ranging from emergency response capabilities to rehabilitation services. The Company was named as a defendant in a small subset of the MDL cases. Of the 21 MDL cases that have named the Company as a defendant, the allegations against it were previously dismissed or withdrawn in 13 cases. As explained below, the remaining eight MDL cases that named the Company were dismissed as of April 19, 2022. In addition, the Company had been previously dismissed from three non-MDL cases filed in Pennsylvania and Arkansas state courts.

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

On December 24, 2021, the Company entered into a settlement framework with Scott+Scott Attorneys at Law, LLP (the “Scott Firm”), the law firm representing plaintiffs in each of the 27 cases described above. Pursuant to the terms of the settlement framework, which were later memorialized in a final settlement agreement, the Company agreed to pay an aggregate amount not to exceed $2,750 in exchange for the dismissal, with prejudice, of each plaintiff’s lawsuit against the Company and a release of claims related to such lawsuits. The settlement agreement has been executed by the Company and all 27 plaintiffs, and the amounts subject to the settlement agreement have been paid.

The Company entered into this settlement to efficiently resolve this litigation and does not admit any liability or acknowledge any wrongdoing in connection with the settlement agreement.

The parties have submitted appropriate motions to dismiss the Company with prejudice for each of the 27 cases. A notice of voluntary dismissal as to Collegium was filed in the MDL on April 19, 2022, which dismissed the Company from the eight remaining MDL cases that named it. In the consolidated Pennsylvania state court cases, a motion for leave to discontinue as to the Company was filed on April 11, 2022 for the six cases naming the Company, which has been granted. In Massachusetts state court, motions to dismiss the Company from the thirteen cases naming it were filed May 11, 2022. The Court endorsed all thirteen of these motions to dismiss on July 22, 2022, thereby dismissing the Company from those cases.

Ongoing BDSI Litigation Matters

BDSI’s ongoing litigations with Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) and Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”) are provided below.

Litigation related to BUNAVAIL

On October 29, 2013, Reckitt Benckiser, Inc., Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”), and Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) (collectively, the “RB Plaintiffs”) filed an action against BDSI relating to its BUNAVAIL product in the United States District Court for the Eastern District of North Carolina (“EDNC”) for alleged patent infringement. BUNAVAIL is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL, which has never been disclosed publicly, infringes its U.S. Patent No. 8,475,832 (the “‘832 Patent”). On May 21, 2014, the Court granted BDSI’s motion to dismiss.

On January 22, 2014, Aquestive initiated an inter partes review (“IPR”) on U.S. Patent No. 7,579,019, (the “‘019 Patent”). The PTAB upheld all claims of BDSI’s ‘019 Patent in 2015 and this decision was not appealed by Aquestive.

On September 20, 2014, BDSI filed a declaratory judgment action in the United States District Court for the EDNC requesting the Court to make a determination that BDSI’s BUNAVAIL product does not infringe the ‘832 Patent, U.S. Patent No. 7,897,080 (the “‘080 Patent”) and U.S. Patent No. 8,652,378 (the “‘378 Patent”). BDSI obtained a final written decision of invalidity of the ‘080 Patent in its entirety in an inter partes reexamination proceeding. BDSI obtained a final written decision of invalidity of all relevant claims of the ‘832 Patent in an IPR proceeding. In an IPR proceeding for the ‘378 Patent, in its decision not to institute the IPR proceeding, the PTAB construed the claims of the ‘378 Patent. Shortly thereafter, by joint motion of the parties, the ‘378 Patent was removed from the District Court action.

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

On May 18, 2021, the RB Plaintiffs filed an amended complaint dropping BDSI’s commercial partner from the action it began on September 22, 2014. On June 1, 2021, BDSI answered the amended complaint asserting counterclaims of non-infringement, invalidity, and unenforceability. On December 16, 2021, the parties completed claim construction briefing on the disputed claim terms of the ʼ167 patent. The Court has not set a date for the claim construction hearing. Fact discovery is set to close ninety days after the court issues its order on claim construction. Expert discovery is set to close 141 days after the close of fact discovery. The Court has not set a trial date. The Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

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

On August 6, 2019, the EDNC granted BDSI’s motion to dismiss, and dismissed the complaint without prejudice. On or about November 11, 2019, Aquestive refiled a complaint in the EDNC against BDSI alleging that BELBUCA infringes the ‘167 Patent. On January 13, 2020, in lieu of answering the complaint, BDSI filed a motion to dismiss the complaint. After that motion was denied, BDSI answered the complaint on April 16, 2020. Aquestive moved to dismiss BDSI’s counterclaim of unenforceability, but the court denied that motion.

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

On August 1, 2022, BDSI received a second Paragraph IV certification notice letter from Chemo indicating that Chemo has amended its ANDA to include its generic version of the 600 mcg and 750 mcg strengths of Belbuca, in addition to the 300 mcg, 450 mcg, and 900 mcg strengths identified in the first Chemo Paragraph IV certification notice letter. BDSI has not yet responded to the latest Paragraph IV certification notice letter and cannot predict the timing or outcome of this matter or its impact on the other ongoing proceedings with Chemo.

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

The Court scheduled a bench trial to commence on November 9, 2020 to adjudicate issues concerning the validity of the BEMA patents. On October 6, 2020, the Court rescheduled the bench trial with Alvogen to commence on March 1, 2021. A three-day bench trial against Alvogen was conducted commencing on March 1, 2021. At the conclusion of trial, the

Court ordered the parties to submit post-trial briefs. Post-trial briefing was completed on May 26, 2021. BDSI subsequently moved the Court to strike (i.e., remove from the Court’s consideration) three patent invalidity defenses raised for the first time in Alvogen’s post-trial briefs and two documents improperly cited in Alvogen’s post-trial briefs. On June 28, 2021, the Court granted BDSI’s motion to strike in its entirety. In addition, on June 28, 2021, the Court enjoined Alvogen from launching its generic product until the Court issued its final decision on the merits.

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

On December 20, 2021, the Court issued an opinion upholding the validity of claims in BDSI’s ‘866 patent, which expires in 2027, and claims in the ’539 patent, which expires in 2032. Alvogen conceded infringement of those claims prior to the trial. The Court entered final judgment of infringement and of failure to prove invalidity on January 21, 2022. The final judgment entered in this case upholding the validity of claims of the ’866 and ’539 Orange Book listed patents extends the effective date of any final approval by the FDA of Alvogen’s ANDA until December 21, 2032, which is the expiration date of the ’539 patent, and enjoins Alvogen and those acting in concert with Alvogen from commercially manufacturing, using, selling, or offering for sale Alvogen’s ANDA products until December 21, 2032. Alvogen filed a motion to stay certain provisions of the final judgment in the Court. BDSI filed an opposition to Alvogen’s request for a stay. The Court retained jurisdiction to decide (i) Alvogen’s motion to stay the final judgment and (ii) BDSI’s motion for contempt.

Alvogen filed a notice of appeal to the Federal Circuit seeking to reverse the Court’s final judgment entered on January 21, 2022. Separately, BDSI has filed a cross-appeal to the Federal Circuit seeking to reverse the Court’s opinion that claims 3 and 10 of the ’866 patent and claims 8, 9 and 20 of the ’843 patent are invalid and thus Alvogen is not liable for infringement of those claims, as well as any other ruling decided adversely to BDSI.

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

On December 16, 2021, the Company entered into an Assurance of Discontinuance with the Massachusetts Attorney General (the “AoD”). Pursuant to the AoD, the Company provided certain assurances and agreed to pay the Massachusetts Attorney General $185, including $65 relating to that office’s costs of investigation, in exchange for closure of the investigation and a release of claims pertaining to the subject matter of the investigation. The Company is currently cooperating with each of the foregoing states in their respective investigations.

16. Income Taxes

The Company is subject to U.S. federal and state income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period in which they occur.

The following table presents information regarding the Company’s income tax (benefit) provision recognized for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Benefit from income taxes	$(1,455)	$(61,852)	$(4,228)	$(62,040)
Effective tax rate	21.9%	(562.8%)	18.8%	(234.4%)

The benefit from income taxes in the three and six months ended June 30, 2022 reflects the tax benefit of the current year loss, which includes the impact of discrete nondeductible transaction costs and excess tax benefits, compared to the benefit in in the three and six months ended June 30, 2021, which reflected the impact of releasing a majority of the Company’s valuation allowance.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of June 30, 2022.

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

We are promoting our pain portfolio (Xtampza ER, the Nucynta Products, Belbuca, and Symproic) to approximately 8,600 health care professionals who write approximately 62% of the branded extended-release oral opioid prescriptions in the United States with a sales team of approximately 100 sales representatives and managers. Additionally, we are currently launching Elyxyb with a sales team of 29 sales representatives and managers promoting to approximately 3,000 headache specialists and thought leaders within key markets.

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

The BDSI Acquisition diversifies and expands our business by adding Belbuca and Symproic to our highly differentiated pain portfolio, and Elyxyb, as a new product launch opportunity that provides entry into neurology. We expect the addition of these products to further strengthen our financial position through increased revenue scale, immediate and significant earnings accretion, and accelerated cash flow generation, driven by synergies of merging operations. While we incurred significant transaction costs and other acquisition related expenses during the period ended June 30, 2022 to complete the BDSI Acquisition and to integrate BDSI’s operations, we expect acquisition related expenses to decrease significantly throughout the remainder of 2022 and expect significant synergies to be reflected in the results of our operations for the remainder of 2022. In addition, we expect the step-up basis in inventory to impact our results of operations until all acquired inventory is sold, which we expect to occur no later than one year after the Acquisition Date.

As of the date of the filing of this Quarterly Report on Form 10-Q, we expect the COVID-19 pandemic will continue to impact our revenue. Notwithstanding the lifting of COVID-19 restrictions in many jurisdictions, and amidst continuing public health concerns relating to the spread of COVID-19, pain patient office visits continue to be depressed compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with our products. We believe that the disruptions caused by COVID-19 will continue and there remains substantial uncertainty as to when such disruptions will cease.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Product revenues, net	$123,549	$82,942	$207,300	$170,663
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	33,684	15,908	50,016	31,236
Intangible asset amortization	37,501	16,795	56,424	33,590
Total cost of products revenues	71,185	32,703	106,440	64,826
Gross profit	52,364	50,239	100,860	105,837
Operating expenses
Research and development	—	3,462	3,983	6,392
Selling, general and administrative	41,254	30,368	95,782	61,844
Total operating expenses	41,254	33,830	99,765	68,236
Income from operations	11,110	16,409	1,095	37,601
Interest expense	(17,761)	(5,421)	(23,592)	(11,142)
Interest income	5	3	9	6
(Loss) income before income taxes	(6,646)	10,991	(22,488)	26,465
Benefit from income taxes	(1,455)	(61,852)	(4,228)	(62,040)
Net (loss) income	$(5,191)	$72,843	$(18,260)	$88,505

Comparison of the three months ended June 30, 2022 and June 30, 2021

Product revenues, net

Product revenues, net were $123.5 million for the three months ended June 30, 2022 (the “2022 Quarter”), compared to $82.9 million for the three months ended June 30, 2021 (the “2021 Quarter”). The $40.6 million increase is primarily due to increases in revenue for products acquired from BDSI of $46.7 million, including $42.3 million for Belbuca, as well as an increase in revenue for Xtampza ER of $167,000. These increases were partially offset by a decrease in revenue for the Nucynta Products of $6.3 million.

The increase in revenue for products acquired from BDSI was due to the acquisition of these products in March 2022.

The increase in revenue for Xtampza ER of $167,000 is primarily due to an increase in gross price, partially offset by decreased sales volume and higher gross-to-net adjustments primarily related to provisions for returns.

The decrease in revenue for the Nucynta Products of $6.3 million is primarily due to decreased sales volume and higher gross-to-net adjustments primarily related to rebates and higher provisions for returns, partially offset by an increase in gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $33.7 million for the 2022 Quarter, compared to $15.9 million for the 2021 Quarter. The $17.8 million increase was primarily related to an increase cost of product revenues for products acquired from BDSI, including $12.6 million related to the recognition of the step-up basis in inventory for product sold during the 2022 Quarter. This increase was partially offset by lower cost of product revenues associated with our other products, which was primarily related to a decrease in sales volume for the Nucynta Products and Xtampza ER.

Intangible asset amortization was $37.5 million for the 2022 Quarter, compared to $16.8 million for the 2021 Quarter. The $20.7 million increase in intangible asset amortization was due to the BDSI Acquisition, in which $435.0 million of consideration was allocated to our acquired intangible assets, Belbuca, Symproic, and Elyxyb. These intangible assets are being amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Research and development expenses were zero for the 2022 Quarter, compared to $3.5 million for the 2021 Quarter. The $3.5 million decrease was primarily due to lower research and development activities as we continue to shift our focus to supporting our commercial products rather than research and development.

Selling, general and administrative expenses were $41.3 million for the 2022 Quarter, compared to $30.4 million for the 2021 Quarter. The $10.9 million increase was primarily related to:

●	an increase in acquisition related expenses classified as selling, general and administrative of $3.5 million which primarily consisted of employee-related severance expenses and other miscellaneous acquisition expenses incurred, including expenses associated with terminating contracts and services acquired from BDSI;
●	an increase in sales, marketing, and consulting expenses of $3.1 million, primarily due to expenses incurred to support the ongoing commercialization of Belbuca and Symproic, as well as the recent commercial launch of Elyxyb;
●	an increase in trainings, conferences, and meetings costs of $1.2 million primarily due to certain annual internal meetings being resumed for the first time since the onset of the COVID-19 pandemic; and
●	an increase in regulatory fees of $1.0 million primarily due to the acquisition of Belbuca, Symproic, and Elyxyb following the BDSI Acquisition.

As a result of the BDSI Acquisition, we expect to incur additional acquisition related expenses relating to consulting fees, contract termination costs, and other integration related expenses during the remainder of 2022.

Interest expense and Interest income

Interest expense was $17.8 million for the 2022 Quarter, compared to $5.4 million in the 2021 Quarter. The $12.4 million increase was primarily due to the 2022 Loan Agreement that we entered into in connection with the BDSI Acquisition. Interest income was $5,000 for the 2022 Quarter, compared to $3,000 in the 2021 Quarter which was materially consistent quarter over quarter.

Taxes

Benefit from income taxes was $1.5 million for the 2022 Quarter, compared to $61.9 million in the 2021 Quarter. The $60.4 million decrease was primarily due to the 2021 Quarter including a discrete tax benefit of $62.6 related to the Company’s valuation allowance release in the 2021 Quarter. The benefit from income taxes in the 2022 Quarter reflects the tax benefit from the net loss, which includes the impact of discrete nondeductible transaction costs and excess tax benefits. For the 2021 Quarter, the benefit from income taxes reflects the discrete tax benefit associated with the release of the Company’s tax valuation allowance on the majority of its net operating losses and other deferred tax assets. The effective tax rate was 21.9% and (562.8)% for the three months ended June 30, 2022 and 2021, respectively.

Comparison of the six months ended June 30, 2022 and June 30, 2021

Product revenues, net

Product revenues, net were $207.3 million for the three months ended June 30, 2022 (the “2022 Period”), compared to $170.7 million for the three months ended June 30, 2021 (the “2021 Period”). The $36.6 million increase is due to increases in revenue for products acquired from BDSI of $50.4 million, including $45.6 million for Belbuca, partially offset by decreases in revenue for the Nucynta Products of $10.0 million and Xtampza of $3.7 million.

The increase in revenue for products acquired from BDSI was due to the acquisition of these products in March 2022.

The decrease in revenue for the Nucynta Products of $10.0 million is primarily due to decreased sales volume and higher gross-to-net adjustments primarily related to rebates and higher provisions for returns, partially offset by an increase in gross price.

The decrease in net product revenues for Xtampza ER of $3.7 million is primarily due to decreased sales volume, and higher gross-to-net adjustments primarily related to provisions for returns, partially offset by an increase in gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $50.0 million for the 2022 Period, compared to $31.2 million for the 2021 Period. The $18.8 million increase was primarily related to an increase in cost of product revenues for products acquired from BDSI, including $13.2 million related to the recognition of the step-up basis in inventory for product sold during the 2022 Period, partially offset by lower cost of product revenues associated with our other products, which was primarily related to a decrease in sales volume for the Nucynta Products and Xtampza ER.

Intangible asset amortization was $56.4 million for the 2022 Period, compared to $33.6 million for the 2021 Period. The $22.8 million increase in intangible asset amortization was due to the BDSI Acquisition, in which $435.0 million of consideration was allocated to our acquired intangible assets, Belbuca, Symproic, and Elyxyb. These intangible assets are being amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Research and development expenses were $4.0 million for the 2022 Period, compared to $6.4 million for the 2021 Period. The $2.4 million decrease was primarily due to lower research and development activities as we continue to shift our focus to supporting our commercial products rather than research and development.

Selling, general and administrative expenses were $95.8 million for the 2022 Period, compared to $61.8 million for the 2021 Period. The $34.0 million increase was primarily related to:

●	an increase in acquisition related expenses classified as selling, general and administrative of $30.0 million which primarily consisted of financial advisory, banking, legal, and regulatory fees, other consulting fees, employee-related severance expenses, BDSI directors and officers insurance, and miscellaneous other acquisition expenses incurred;

●	an increase in sales, marketing, and consulting expenses of $2.8 million, primarily due to expenses incurred to support the ongoing commercialization of Belbuca and Symproic, as well as the recent commercial launch of Elyxyb;
●	an increase in regulatory fees of $1.5 million primarily due to fees incurred for Belbuca, Symproic, and Elyxyb following the BDSI Acquisition;
●	an increase in trainings, conferences, and meetings expenses of $1.3 million primarily due to certain annual internal meetings being resumed for the first time since the onset of the COVID-19 pandemic; and
●	a decrease in salaries, wages and benefits of $4.9 million, due to us entering into a plan to reduce our workforce, primarily our salesforce, in the fourth quarter of 2021, partially offset by increases in personnel costs for employees retained following the BDSI Acquisition.

As a result of the BDSI Acquisition, we expect to incur additional acquisition related expenses relating to consulting fees, contract termination costs, and other integration related expenses during the remainder of 2022.

Interest expense and Interest income

Interest expense was $23.6 million for the 2022 Period, compared to $11.1 million in the 2021 Period. The $12.5 million increase was primarily due to the 2022 Loan Agreement that we entered into in connection with the BDSI Acquisition. Interest income was $9,000 for the 2022 Period, compared to $6,000 in the 2021 Period which was materially consistent period over period.

Taxes

Benefit from income taxes was $4.2 million for the 2022 Period, compared to $62.0 million in the 2021 Period. The $57.8 million decrease was primarily due to the 2021 Period including a discrete tax benefit of $62.6 related to the Company’s valuation allowance release in the 2021 Period. The benefit from income taxes in the 2022 Period reflects the tax benefit from the net loss, which includes the impact of discrete nondeductible transaction costs and excess tax benefits. For the 2021 Period, the benefit from income taxes reflects the discrete tax benefit associated with the release of the Company’s tax valuation allowance on the majority of its net operating losses and other deferred tax assets. The effective tax rate was 18.8% and (234.4)% for the six months ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred cumulative net losses and negative cash flows from operations since inception until 2020. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock and convertible notes, and commercial bank debt. We are primarily dependent on the commercial success of Belbuca, Xtampza, and the Nucynta Products. In March 2022, our debt balance increased significantly as we modified the 2020 Term Notes with Pharmakon to an increased principal balance of $650.0 million to fund a portion of the consideration paid to complete the BDSI Acquisition. We are required to pay $100.0 million in principal payments during the first year of the 2022 Term Loan and the remaining $550.0 million balance is required to be paid in equal quarterly installments over the remaining three years of the term note. As of June 30, 2022, the outstanding principal balance of the 2022 Term Loan and the convertibles notes was $625.0 million and $143.8 million, respectively. As of June 30, 2022, and December 31, 2021, we had $122.7 million and $186.4 million in cash and cash equivalents, respectively.

We believe that our cash and cash equivalents at June 30, 2022, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for at least one year from the date the consolidated financial statements were issued.

2022 Modified Borrowing Arrangements

On March 22, 2022, in connection with the BDSI Acquisition closing, we entered into the 2022 Loan Agreement for the 2022 Term Loan, the proceeds of which were used to repay our existing term notes, and fund a portion of the consideration to be paid to complete the BDSI Acquisition.

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by our material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of our assets and our material domestic subsidiaries. The 2022 Term Loan will bear interest at a rate based upon LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. As of June 30, 2022, the interest rate was 9.8%. We are required to repay the 2022 Term Loan by paying $100,000 in amortization payments during the first year and the remaining $550,000 balance will amortize in equal quarterly installments over the remaining three years.

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

Cash Flows

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$15,136	$50,105
Net cash used in investing activities	(572,638)	(1,153)
Net cash provided by (used in) financing activities	493,798	(20,297)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(63,704)	$28,655

Operating activities. Cash provided by operating activities was $15.1 million in the 2022 Period, compared to $50.1 million in 2021 Period. The $35.0 million decrease was primarily due to lower net income exclusive of non-cash items as a result of higher operating expenses, mainly acquisition related expenses in connection with the BDSI Acquisition, combined with changes in working capital. The changes in working capital were primarily driven by the change in accounts payable and accrued expenses due to the timing of collections and payments.

Investing activities. Cash used in investing activities was $572.6 million in the 2022 Period, compared to $1.2 million in the 2021 Period. The $571.4 million increase was primarily related to the BDSI Acquisition, net of cash acquired, which closed in the 2022 Period.

Financing activities. Cash provided by financing activities was $493.8 million for the 2022 Period, compared to cash used in financing activities of $20.3 million in the 2021 Period. The $514.1 million increase was primarily related to the repayment of the 2020 Term Notes and subsequent execution of the 2022 Term Loan as described in Note 11, Term Notes Payable.

Funding Requirements

We believe that our cash and cash equivalents as of June 30, 2022, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for at least one year from the date the consolidated financial statements were issued. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Certain economic or strategic considerations may cause us to seek additional cash through private or public debt or equity offerings. Such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue commercialization of one or more of our products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing shareholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur additional indebtedness, we could become subject to additional covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

There are several limitations related to the use of adjusted EBITDA rather than net income, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition expenses incurred; and
●	we exclude recognition of the step-up basis in inventory from acquisitions as the amount and/or frequency of these expenses are not part of our underlying business.

Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP Net (loss) income	$(5,191)	$72,843	$(18,260)	$88,505
Adjustments:
Interest expense	17,761	5,421	23,592	11,142
Interest income	(5)	(3)	(9)	(6)
Benefit from provision for income taxes	(1,455)	(61,852)	(4,228)	(62,040)
Depreciation	656	425	1,371	864
Amortization	37,501	16,795	56,424	33,590
Stock-based compensation expense	5,692	6,516	11,827	13,395
Acquisition related expenses	3,579	—	30,746	—
Recognition of step-up basis in inventory	12,638	—	13,241	—
Total adjustments	$76,367	$(32,698)	$132,964	$(3,055)
Adjusted EBITDA	$71,176	$40,145	$114,704	$85,450

Adjusted EBITDA was $71.2 million for the 2022 Quarter compared to $40.1 million for the 2021 Quarter. The $31.1 million increase was primarily due to higher revenue and gross profit, partially offset by higher adjusted operating expenses, as discussed below.

Adjusted EBITDA was $114.7 million for the 2022 Period compared to $85.5 million for the 2021 Period. The $29.2 million increase was primarily due to higher revenue, partially offset by higher adjusted operating expenses, as discussed below.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP Operating expenses	$41,254	$33,830	$99,765	$68,236
Adjustments:
Stock-based compensation	5,692	6,516	11,827	13,395
Acquisition related expenses	3,579	—	30,746	—
Total adjustments	9,271	6,516	42,573	13,395
Adjusted operating expenses	$31,983	$27,314	$57,192	$54,841

Adjusted operating expenses were $32.0 million in the 2022 Quarter compared to $27.3 million in the 2021 Period. The $4.7 million increase was primarily driven by higher sales, marketing, and consulting expense, higher trainings, conferences, and meetings expense, and higher regulatory fees as discussed in Results of Operations.

Adjusted operating expenses were $57.2 million in the 2022 Quarter compared to $54.8 million in the 2021 Period. The $2.4 million increase was primarily driven by higher sales, marketing, and consulting expense, higher regulatory fees, and higher trainings, conferences, and meetings expense, partially offset by lower salaries, wages and benefits as discussed in Results of Operations.

CONTRACTUAL OBLIGATIONS

With the exception of the 2022 Term Loan as discussed in Note 11, Term Notes Payable, there have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. There have been no significant changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2021, other than from the increased borrowings under our 2022 Term Loan.

Our primary exposure to market risk is interest rate sensitivity in connection with our money market funds and the 2022 Term Loan.

As of June 30, 2022, our cash and cash equivalents included money market funds of $2.0 million. Our money market funds are short-term highly liquid investments, however, due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

The 2022 Term Loan has an underlying rate that is indexed to the 3-month LIBOR rate (subject to a floor of 1.20%), plus a margin of 7.5% per annum. Based on the outstanding principal amount of the 2022 Term Loan as of June 30, 2022 of $625.0 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $6.3 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by SEC guidance, which provides that a newly acquired company may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, BDSI was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. BDSI, which we acquired in March 2022, represented approximately 7% of the Company’s total consolidated assets (excluding goodwill, intangibles, and the recognition of step-up basis in inventory) as of June 30, 2022, and 24% of our consolidated total revenue for the six months ended June 30, 2022.

Changes in Internal Control Over Financial Reporting

We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls of BDSI and have begun incorporating those processes and procedures into our existing internal control environment. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products and future product candidates, if approved, that we may develop or acquire in the future;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.
●	If we cannot continue successfully commercializing our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
●	Xtampza ER, the Nucynta Products, and Belbuca are subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	We could fail to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations;
●	Failure to comply with ongoing governmental regulations for marketing any product, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any future product candidates which we may develop, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain, and our future product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;
●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;

●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredient of our products, any production problems with our supplier could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	Our ability to realize the benefits of the acquisition of BDSI is substantially dependent on the timely and effective integration of the operations of Collegium and BDSI;
●	Our business may continue to be adversely affected by the COVID-19 pandemic;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products, and clinical trials of our products and any future product candidates, may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

In February 2020, in connection with the Nucynta Acquisition, we incurred $143.8 million in principal amount of indebtedness in the form of 2.625% Convertible Senior Notes due in 2026 (the “Convertible Notes”). In addition, we have $650.0 million in secured indebtedness pursuant to our Amended and Restated Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “2022 Loan Agreement”). We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
●	limiting our ability to obtain additional financing;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the 2022 Term Loan, are at variable rates of interest;
●	diluting the interests of our existing shareholders as a result of issuing shares of our common stock upon conversion of the convertible notes;
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital;
●	increasing our vulnerability to downturns in our business, our industry or the economy in general, including any such downturn related to the impact of the COVID-19 pandemic.

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

Further, amounts outstanding under our 2022 Loan Agreement bear interest at a rate based on LIBOR, subject to a

LIBOR floor of 1.20%. LIBOR tends to fluctuate based on general short-term interest rates, rates set by the U.S.

Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt.

Accordingly, our interest expense for any period will fluctuate based on LIBOR and other variable interest rates, as applicable. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs,

and our available cash flow for general corporate requirements may be adversely affected.

The Financial Conduct Authority (“FCA”), the regulatory supervisor of USD LIBOR’s administrator (“IBA”), has announced the future cessation or loss of representativeness of overnight/Spot Next, 1-month, 3-month, 6-month and

12-month USD LIBOR tenor settings. As a result, most USD tenors of LIBOR will cease on December 31, 2023.

Following such date, subject to an earlier opt-in triggered by the collateral agent or us, amounts outstanding under our 2022 Loan Agreement are expected to bear interest at a rate based on the Secured Overnight Financing Rate

(“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, in place of LIBOR. Currently, it is not possible to predict the effect of any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate,

will have on us or our borrowing costs.

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

Any modification of the Opioid Analgesic REMS by the FDA to impose additional or more burdensome requirements could increase the costs associated with marketing these products and/or reduce the willingness of healthcare providers to prescribe these products, which would have a material adverse effect on our ability to continue to successfully commercialize and generate sufficient revenue from these products.

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

Further changes to and under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented greater than 90% of our product shipments for the period ended June 30, 2022. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Our business may continue to be adversely affected by the COVID-19 pandemic. In addition, our business and liquidity may in the future be adversely affected by other economic circumstances outside of our control.

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

In addition, other economic circumstances outside of our control such as recession or depression, inflation, and declines in consumer-spending could result in reduced demand for our products. An economic downturn could result in business closures, higher levels of unemployment, or declines in consumer disposable income which could have an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients may make efforts to avoid or postpone seeking non-essential medical care to allocate their resources to other priorities or essential items. These circumstances may result in reduced demand for our products and negatively impact our sales, results of operations, and liquidity.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of June 30, 2022, there were outstanding options to purchase an aggregate of 2,230,895 shares of our common stock at a weighted average exercise price of $18.26 per share, of which options to purchase 1,948,941 shares of our common stock were then exercisable. In addition, as of June 30, 2022, we had an outstanding warrant to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase shares additional shares of our common stock at all or at favorable prices.

In August 2021, our board of directors authorized the Repurchase Program, and as of June 30, 2022, the remaining value of shares that may be repurchased pursuant to the Repurchase Program was $52.1 million. Any additional share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth shares of Common Stock repurchased under our Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended June 30, 2022:

Period	Total number of shares purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of Shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	23,598		$19.73	—		$52,139
May 1, 2022 through May 31, 2022	2,807		$15.71	—		$52,139
June 1, 2022 through June 30, 2022	101		$15.83	—		$52,139
Total	26,506	(2)	$19.29	—	(2)	$52,139

(1)	The Repurchase Program was announced on August 16, 2021. The Repurchase Program provides for the repurchase of up to $100 million of outstanding shares of our common stock at any time or times through December 31, 2022. The Repurchase Program did not expire during the three months ended June 30, 2022, nor does the Company currently plan to terminate the Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 4, 2022	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	August 4, 2022	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)