Form 10-Q
period 2022-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2022-11-03
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 33,571,923 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products, particularly in light of current global challenges stemming from the COVID-19 pandemic;
●	our ability to realize projected cost savings associated with the acquisition of BioDelivery Sciences International, Inc. (“BDSI”);
●	our ability to obtain and maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain in the face of global challenges, such as the COVID-19 pandemic;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any future product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$134,126	$186,426
Accounts receivable, net	195,402	105,844
Inventory	64,652	17,394
Prepaid expenses and other current assets	11,036	5,879
Total current assets	405,216	315,543
Property and equipment, net	19,744	19,491
Operating lease assets	7,061	7,644
Intangible assets, net	609,747	268,723
Restricted cash	2,547	2,547
Deferred tax assets	26,474	78,042
Other noncurrent assets	57	87
Goodwill	130,094	—
Total assets	$1,200,940	$692,077
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,637	$4,189
Accrued expenses	22,796	29,214
Accrued rebates, returns and discounts	241,218	196,996
Current portion of term notes payable	141,667	48,353
Current portion of operating lease liabilities	1,179	814
Total current liabilities	414,497	279,566
Term notes payable, net of current portion	441,258	61,666
Convertible senior notes	140,644	139,966
Operating lease liabilities, net of current portion	7,347	7,951
Total liabilities	1,003,746	489,149
Commitments and contingencies (refer to Note 15)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 36,599,298 issued and 33,775,236 outstanding shares at September 30, 2022 and 35,806,119 issued and 33,655,402 outstanding shares at December 31, 2021	37	36
Additional paid-in capital	525,585	502,095
Treasury stock, at cost; 2,824,062 shares at September 30, 2022 and 2,150,717 shares at December 31, 2021	(54,283)	(42,861)
Accumulated deficit	(274,145)	(256,342)
Total shareholders’ equity	197,194	202,928
Total liabilities and shareholders’ equity	$1,200,940	$692,077

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenues, net	$127,013	$78,843	$334,313	$249,506
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	30,622	15,934	80,638	47,170
Intangible asset amortization	37,552	16,796	93,976	50,386
Total cost of products revenues	68,174	32,730	174,614	97,556
Gross profit	58,839	46,113	159,699	151,950
Operating expenses
Research and development	—	1,450	3,983	7,842
Selling, general and administrative	38,372	30,514	134,154	92,358
Total operating expenses	38,372	31,964	138,137	100,200
Income from operations	20,467	14,149	21,562	51,750
Interest expense	(19,046)	(5,115)	(42,638)	(16,257)
Interest income	11	3	20	9
Income (loss) before income taxes	1,432	9,037	(21,056)	35,502
Provision for (benefit from) income taxes	975	991	(3,253)	(61,049)
Net income (loss)	$457	$8,046	$(17,803)	$96,551

Earnings (loss) per share — basic	$0.01	$0.23	$(0.52)	$2.74
Weighted-average shares — basic	34,058,802	35,373,909	33,912,832	35,210,966

Earnings (loss) per share — diluted	$0.01	$0.22	$(0.52)	$2.42
Weighted-average shares — diluted	34,570,319	36,261,174	33,912,832	41,274,190

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net (loss) income	$(17,803)	$96,551
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization expense	93,976	50,386
Depreciation expense	1,859	1,312
Deferred income taxes	(7,313)	(63,026)
Stock-based compensation expense	17,204	19,343
Non-cash lease expense	341	20
Non-cash interest expense for amortization of debt discount and issuance costs	5,902	2,627
Changes in operating assets and liabilities:
Accounts receivable	(34,063)	(65,679)
Inventory	30,124	(2,260)
Prepaid expenses and other assets	998	1,230
Accounts payable	3,436	(2,286)
Accrued expenses	(24,719)	(6,028)
Accrued rebates, returns and discounts	(12,040)	35,169
Operating lease assets and liabilities	3	—
Net cash provided by operating activities	57,905	67,359
Investing activities
Purchases of property and equipment	(682)	(1,429)
Acquisition of BDSI (net of cash acquired)	(572,069)	—
Net cash used in investing activities	(572,751)	(1,429)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	337	755
Proceeds from the exercise of stock options	4,948	9,613
Payments made for employee stock tax withholdings	(3,999)	(4,149)
Repurchases of common stock	(6,422)	(15,524)
Repayment of term notes	(50,000)	(37,500)
Proceeds from term note modification	517,682	—
Net cash provided by (used in) financing activities	462,546	(46,805)

Net (decrease) increase in cash, cash equivalents and restricted cash	(52,300)	19,125
Cash, cash equivalents and restricted cash at beginning of period	188,973	176,663
Cash, cash equivalents and restricted cash at end of period	$136,673	$195,788

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$134,126	$193,241
Restricted cash	2,547	2,547
Total cash, cash equivalents and restricted cash	$136,673	$195,788

Supplemental disclosure of cash flow information
Cash paid for interest	$35,280	$14,573
Cash paid for income taxes	$10,037	$2,329

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$260	$301
Accrued repurchases of common stock	$—	$1,956
Inventory used in the construction and installation of property and equipment	$—	$516

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

The Company believes that its cash and cash equivalents at September 30, 2022, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for at least one year from the date the consolidated financial statements were issued.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

As of April 1, 2022, the Company focused entirely on commercial products rather than research and development and redirected resources from research and development activities. As such, there were no expenses incurred in research and development after the three months ended June 30, 2022.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.

In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 and may be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted this standard effective January 1, 2022 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company provides the right of return to its customers for an 18-month window beginning six months prior to expiration and up until twelve months after expiration. The Company’s customers short-pay an existing invoice upon notice of a product return claim. Adjustments to the preliminary short-paid claims are processed when the return claim is validated and finalized. The Company’s return policy requires that product is returned and that the return is claimed within the 18-month window.

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

During the fourth quarter of 2021, after significant and sustained efforts with customers to resolve the unprocessed return claims, the Company formally denied a significant portion of these claims under the Company’s return policy. The Company subsequently received payment for only a portion of the denied claims and vigorously pursued collections of the full amount of these short-pay receivables.

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

Significant judgment is required to determine the variable consideration included in the transaction price as described above. Adjustments to the estimated variable consideration included in the transaction price occurs when new information indicates that the estimate should be revised. If the value of accepted and processed claims is different than the amount estimated and included in variable consideration, then adjustments would impact product revenues, net and earnings in the period such revisions become known. The amount of variable consideration ultimately received and included in the transaction price may materially differ from the Company’s estimates, resulting in additional adjustments recorded to increase or decrease product revenues, net.

During the three and nine months ended September 30, 2022, the Company revised its estimate of variable consideration associated with unprocessed returns claims due to the receipt of payment and formal settlement of certain unprocessed returns claims, which resulted in an increase to product revenues, net of $4,684.

Summary of Activity in Product Revenue Provision and Allowance Categories

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2022 and 2021:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2021	$142,379	$54,617	$13,226
Acquired from BDSI	38,074	18,187	7,575
Provision related to current period sales	368,880	26,508	94,859
Changes in estimate related to prior period sales	(304)	(838)	(580)
Credits/payments made	(385,298)	(20,987)	(93,946)
Balance at September 30, 2022	$163,731	$77,487	$21,134

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2020	$132,775	$23,779	$19,055
Provision related to current period sales	273,576	13,750	63,279
Changes in estimate related to prior period sales	(434)	—	6
Credits/payments made	(261,210)	(3,473)	(58,213)
Credits expired (4)	—	12,960	—
Balance at September 30, 2021	$144,707	$47,016	$24,127

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.
(4)	During the nine months ended September 30, 2021, $12,960 of previously credited product returns were no longer eligible for credit under the Company’s returns policy as the product was not received as of the period end.

As of September 30, 2022, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company discloses disaggregated revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. When selecting the type of category to use to disaggregate revenue, the Company considers how information about the Company’s revenue has been presented for other purposes as well as what information is regularly reviewed and used for evaluating financial performance. As such, the Company disaggregates its product revenues, net from contracts with customers by product, as disclosed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Belbuca	$38,802	$—	$84,413	$—
Xtampza ER	38,859	30,016	103,567	98,448
Nucynta IR	27,274	29,086	83,163	88,853
Nucynta ER	17,133	19,741	53,473	62,205
Symproic	3,580	—	7,740	—
Elyxyb	218	—	352	—
Other	1,147	—	1,605	—
Total product revenues, net	$127,013	$78,843	$334,313	$249,506

The Company began recognizing revenue from net product sales of Belbuca, Symproic, and Elyxyb following the Acquisition Date (refer to Note 4, Acquisitions).

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

The total consideration paid for the BDSI acquisition was approximately $669,431 consisting of the following (in thousands, except per share amounts):

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

Total revenues attributable to BDSI from the Acquisition Date through September 30, 2022 were $94,110. However, earnings attributable to BDSI from the Acquisition Date through September 30, 2022 are not distinguishable due to the rapid integration of BDSI’s core operations into the Company.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and nine months ended September 30, 2022 and 2021, as if the BDSI Acquisition had occurred on January 1, 2021. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2021, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$127,013	$119,934	$363,664	$373,055
Net (loss) income	$12,603	$(14,725)	$(6,347)	$10,089

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

Acquisition Related Expenses

During the three and nine months ended September 30, 2022, the Company incurred $463 and $31,209, respectively, of acquisition related expenses as a result of the BDSI Acquisition and the substantial majority were included in the Selling, general, and administrative expense in the condensed consolidated statements of operations. These costs include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, BDSI directors and officers insurance, and miscellaneous other acquisition expenses incurred. Additional charges related to severance or retention payments and payments of any remaining employee termination costs are not expected to be material. However, the Company expects to incur additional acquisition related expenses relating to consulting fees, contract termination costs, and other integration-related expenses during the remainder of 2022.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Transaction costs	$—	$14,718
Employee-related expenses	—	8,008
BDSI directors and officers insurance	—	4,492
Other acquisition expenses	463	3,991
Total acquisition related expenses	$463	$31,209

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

Pursuant to the terms of the Elyxyb Asset Purchase Agreement, a $9,000 payment was due to DRL on August 3, 2022. In addition, up to an additional $9,000 of payments are due to DRL upon achievement of certain regulatory milestones as well as for quarterly earn-out payments on potential sales of the Elyxyb Product in the DRL Territory that range from high single digits to the low double digits (subject to reduction in certain circumstances) of net sales based on volume of sales. DRL will also be entitled to one-time payments upon the achievement of six escalating sales milestones, which range from $4,000 to be paid upon the achievement of $50,000 in net sales in a calendar year to $100,000 to be paid upon the achievement of $1,000,000 in net sales in a calendar year up to a total of $262,000.

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

6. Earnings Per Share

Basic earnings per share is calculated by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted earnings per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security. For purposes of the diluted earnings per share calculation, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and shares potentially issuable in connection with our employee stock purchase plan and convertible senior notes are considered potentially dilutive securities and included to the extent that their addition is not anti-dilutive.

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$457	$8,046	$(17,803)	$96,551
Adjustment for interest expense recognized on convertible senior notes:	—	—	—	3,504
Net income (loss) - diluted	$457	$8,046	$(17,803)	$100,055
Denominator:
Weighted-average shares outstanding — basic	34,058,802	35,373,909	33,912,832	35,210,966
Effect of dilutive securities:
Stock options	191,454	435,099	—	564,171
Restricted stock units	320,063	333,572	—	405,632
Employee stock purchase plan	—	1,829	—	3,403
Warrants	—	116,765	—	164,884
Convertible senior notes	—	—	—	4,925,134

Weighted average shares outstanding — diluted	34,570,319	36,261,174	33,912,832	41,274,190

Earnings (loss) per share — basic	$0.01	$0.23	$(0.52)	$2.74
Earnings (loss) per share — diluted	$0.01	$0.22	$(0.52)	$2.42

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	1,061,235	1,433,791	2,156,501	1,360,024
Restricted stock units	523,991	694,694	1,960,160	50,450
Performance share units	447,770	353,100	447,770	353,100
Employee stock purchase plan	11,553	—	—	—
Warrants	1,041,667	—	1,041,667	—
Convertible senior notes	4,925,134	4,925,134	4,925,134	—

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2022 and 2021.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at September 30, 2022 and December 31, 2021:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Money market funds, included in cash equivalents	$2,016	$2,016	$—	$—

December 31, 2021
Money market funds, included in cash equivalents	$45,078	$45,078	$—	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of September 30, 2022, the convertible senior notes had a fair value of approximately $125,185 and a net carrying value of $140,644.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of September 30, 2022, the outstanding principal balance of the term notes of $600,000 reasonably approximated the estimated fair value.

As of September 30, 2022, and December 31, 2021, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

8. Inventory

Inventory as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$5,761	$3,685
Work in process	37,173	1,007
Finished goods	21,718	12,702
Total inventory	$64,652	$17,394

The aggregate charges related to excess inventory for the three and nine months ended September 30, 2022 and 2021 were immaterial. These expenses were recorded as a component of cost of product revenues.

9. Goodwill and Intangible Assets

The following tables summarizes the changes in the carrying amount of goodwill:

Amount
Balance at December 31, 2021	$—
Goodwill resulting from BDSI Acquisition	130,094
Balance at September 30, 2022	$130,094

The Company’s goodwill resulted from the BDSI Acquisition. Refer to Note 4, Acquisitions.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of September 30, 2022 and December 31, 2021:

		As of September 30, 2022			As of December 31, 2021
	Amortization Period (Years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Belbuca	4.8	$360,000	$(39,581)	$320,419	$—	$—	$—
Nucynta Products	8.0	521,170	(302,833)	218,337	521,170	(252,447)	268,723
Symproic	9.6	70,000	(3,824)	66,176	—	—	—
Elyxyb	14.2	5,000	(185)	4,815	—	—	—
Total intangibles		$956,170	$(346,423)	$609,747	$521,170	$(252,447)	$268,723

The following table presents amortization expense recognized in cost of product revenues for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Belbuca	$18,848	$—	$39,581	$—
Nucynta Products	16,795	16,796	50,385	50,386
Symproic	1,821	—	3,825	—
Elyxyb	88	—	185	—
Total amortization expense	$37,552	$16,796	$93,976	$50,386

As of September 30, 2022, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Belbuca	Nucynta Products	Symproic	Elyxyb	Total
2022	$18,847	$16,795	$1,822	$88	$37,552
2023	75,393	67,181	7,285	352	150,211
2024	75,393	67,181	7,285	352	150,211
2025	75,393	67,180	7,285	352	150,210
2026	75,393	—	7,285	352	83,030
Thereafter	—	—	35,214	3,319	38,533
Remaining amortization expense	$320,419	$218,337	$66,176	$4,815	$609,747

10. Accrued Expenses

Accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued royalties	$6,965	$9,930
Accrued bonuses	3,416	2,634
Accrued product taxes and fees	3,071	2,570
Accrued audit and legal	2,775	3,623
Accrued sales and marketing	1,514	697
Accrued incentive compensation	1,341	851
Accrued payroll and related benefits	1,108	807
Accrued interest	467	1,415
Accrued restructuring expenses	—	3,222
Accrued income taxes	—	622
Accrued other operating costs	2,139	2,843
Total accrued expenses	$22,796	$29,214

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

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of the assets of the Company and its material domestic subsidiaries. The 2022 Term Loan bears interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. As of September 30, 2022, the interest rate was 9.8%. The Company is required to repay the 2022 Term Loan by paying $100,000 in principal payments during the first year and the remaining $550,000 balance will amortize in equal quarterly installments over the remaining three years.

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

During the three and nine months ended September 30, 2022 the Company recognized interest expense of $17,879 and $36,293, respectively, related to the 2022 Term Loan.

As of September 30, 2022, principal repayments under the 2022 Term Loan are as follows:

Years ended December 31,	Principal Payments
2022	$25,000
2023	162,500
2024	183,333
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$600,000
Less: unamortized discount and issuance costs	(17,075)
Total term notes	$582,925

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

As of September 30, 2022, none of the above circumstances had occurred and as such, the convertible notes could not have been converted.

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

As of September 30, 2022, the convertible notes outstanding consisted of the following:

Principal	$143,750
Less: unamortized issuance costs	(3,106)
Net carrying amount	$140,644

The Company determined the expected life of the convertible notes was equal to its six-year term. The effective interest rate on the convertible notes is 3.26%. As of September 30, 2022, the if-converted value did not exceed the remaining principal amount of the convertible notes.

The following table presents the total interest expense recognized related to the convertible notes during the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$943	$943	$2,830	$2,831
Amortization of debt issuance costs	228	228	678	673
Total interest expense	$1,171	$1,171	$3,508	$3,504

As of September 30, 2022, the future minimum payments on the convertible notes were as follows:

Years ended December 31,	Future Minimum Payments
2022	$—
2023	3,773
2024	3,773
2025	3,773
2026	145,638
Total minimum payments	$156,957
Less: interest	(13,207)
Less: unamortized issuance costs	(3,106)
Convertible senior notes	$140,644

13. Equity

The changes in shareholders’ equity for the three and nine months ended September 30, 2022 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$202,928
Exercise of common stock options	190,074	—	3,261	—	—	—	3,261
Issuance for employee stock purchase plan	13,421	—	203	—	—	—	203
Vesting of RSUs and PSUs	563,050	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(191,667)	—	(3,382)	—	—	—	(3,382)
Share repurchases from Accelerated Share Repurchase ("ASR") agreement	—	—	5,000	(307,132)	(5,000)	—	—
Stock-based compensation	—	—	6,135	—	—	—	6,135
Net loss	—	—	—	—	—	(13,069)	(13,069)
Balance, March 31, 2022	36,380,997	$36	$513,312	(2,457,849)	$(47,861)	$(269,411)	$196,076
Exercise of common stock options	102,283	—	1,545	—	—	—	1,545
Vesting of RSUs and PSUs	111,056	1	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(26,506)	—	(511)	—	—	—	(511)
Stock-based compensation	—	—	5,692	—	—	—	5,692
Net loss	—	—	—	—	—	(5,191)	(5,191)
Balance, June 30, 2022	36,567,830	$37	$520,038	(2,457,849)	$(47,861)	$(274,602)	$197,612
Exercise of common stock options	10,395	—	142	—	—	—	142
Issuance for employee stock purchase plan	9,206	—	134	—	—	—	134
Vesting of RSUs and PSUs	17,644	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(5,777)	—	(106)	—	—	—	(106)
Share repurchases	—	—	—	(366,213)	(6,422)	—	(6,422)
Stock-based compensation	—	—	5,377	—	—	—	5,377
Net income	—	—	—	—	—	457	457
Balance, September 30, 2022	36,599,298	$37	$525,585	(2,824,062)	$(54,283)	$(274,145)	$197,194

The changes in shareholders’ equity for the three and nine months ended September 30, 2021 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	34,612,054	$35	$519,143	—	$—	$(333,147)	$186,031
Cumulative effect adjustment for adoption of ASU 2020-06	—	—	(44,777)	—	—	5,288	(39,489)
Exercise of common stock options	289,164	—	4,102	—	—	—	4,102
Issuance for employee stock purchase plan	24,630	—	358	—	—	—	358
Vesting of RSUs and PSUs	413,538	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(135,562)	—	(3,508)	—	—	—	(3,508)
Stock-based compensation	—	—	6,879	—	—	—	6,879
Net income	—	—	—	—	—	15,662	15,662
Balance, March 31, 2021	35,203,824	$35	$482,197	—	$—	$(312,197)	$170,035
Exercise of common stock options	273,127	1	4,092	—	—	—	4,093
Vesting of RSUs and PSUs	65,107	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(18,141)	—	(421)	—	—	—	(421)
Stock-based compensation	—	—	6,516	—	—	—	6,516
Net income	—	—	—	—	—	72,843	72,843
Balance, June 30, 2021	35,523,917	$36	$492,384	—	$—	$(239,354)	$253,066
Exercise of common stock options	91,268	—	1,337	—	—	—	1,337
Issuance for employee stock purchase plan	19,089	—	397	—	—	—	397
Vesting of RSUs and PSUs	33,098	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(11,179)	—	(220)	—	—	—	(220)
Share repurchases	—	—	—	(859,040)	(17,480)	—	(17,480)
Stock-based compensation	—	—	5,948	—	—	—	5,948
Net income	—	—	—	—	—	8,046	8,046
Balance, September 30, 2021	35,656,193	$36	$499,846	(859,040)	$(17,480)	$(231,308)	$251,094

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of September 30, 2022, there were 1,982,639 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 14, Stock-based Compensation, for more information.

Warrants

As of September 30, 2022, the warrant issued to Assertio in November 2018 was the Company’s only outstanding warrant. In connection with the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio to purchase 1,041,667 shares of common stock of the Company at an exercise price of $19.20 per share. The terms of the warrant are fixed, with the exception of customary adjustments for changes in the Company’s capitalization. The warrant may only be settled with the issuance of shares of common stock upon exercise and will expire in November 2022.

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

As of September 30, 2022, the Company repurchased 2,824,062 shares at a weighted-average price of $19.22 per share for a total of $54,283 under the Repurchase Program and the cost of repurchased shares were recorded as treasury stock in the condensed consolidated Balance Sheet. As of September 30, 2022, $45,717 remained available for share repurchases under the Repurchase Program.

14. Stock-based Compensation

Performance Share Units, Restricted Stock Units and Stock Options

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Compensation Committee.

A summary of the Company’s PSU activity for the nine months ended September 30, 2022 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2021	353,100	$31.77
Granted	241,550	24.12
Vested	(126,081)	29.12
Forfeited	(22,104)	29.60
Performance adjustment	1,305	28.96
Outstanding at September 30, 2022	447,770	$28.71

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the nine months ended September 30, 2022, and 2021 was $24.12 and $35.15, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the nine months ended September 30, 2022. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the nine months ended September 30, 2022 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2021	1,620,023	$22.48
Granted	1,272,497	17.48
Vested	(565,669)	21.93
Forfeited	(366,691)	20.58
Outstanding at September 30, 2022	1,960,160	$19.75

The weighted-average grant date fair value per share of RSUs granted for the nine months ended September 30, 2022 and 2021 was $17.48 and $24.35, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the nine months ended September 30, 2022, and 2021 was $10,020 and $11,165, respectively.

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2021	2,728,169	$18.33	5.8	$6,070
Granted	—	—
Exercised	(302,752)	16.34
Cancelled	(268,916)	21.38
Outstanding at September 30, 2022	2,156,501	$18.23	5.4	$2,142
Exercisable at September 30, 2022	1,969,414	$18.18	5.2	$2,023

The weighted-average grant date fair value per share of stock options granted for the nine months ended September 30, 2021 was $12.60.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the nine months ended September 30, 2022, 22,627 shares of common stock were purchased for total proceeds of $337. The expense for the three months ended September 30, 2022 and 2021 was $28 and $58, respectively. The expense for the nine months ended September 30, 2022 and 2021 was $88 and $195, respectively.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$—	$233	$1,591	$2,697
Selling, general and administrative	5,377	5,715	15,613	16,646
Total stock-based compensation expense	$5,377	$5,948	$17,204	$19,343

At September 30, 2022, there was approximately $36,243 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.4 years.

15. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any material litigation and, accordingly, does not have any other amounts recorded for any litigation related matters.

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

Like the prior follow-on lawsuits, the ’434 patent litigation was consolidated into the lead case and a scheduling order was entered. On October 5, 2021, the Court held a claim construction hearing for the ʼ961 patent and the ʼ434 patent. On August 17, 2022, the Court set (i) the fact discovery deadline for February 3, 2023; and (ii) expert witness depositions to conclude by May 26, 2023. The Court has not set a deadline for dispositive motions or trial.

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

On April 14, 2022, plaintiff in the Higley Action filed a notice of voluntary dismissal of the complaint. On May 15, 2022, plaintiff in the Zomber Action filed a notice of voluntary dismissal of the complaint. And, on June 24, 2022, plaintiff in the Justice Action filed a notice of voluntary dismissal of the complaint. In both of the remaining Stein and Sanford cases, on July 20, 2022, the respective Courts entered an Order for plaintiff to serve a summons and complaint by August 3, 2022. On July 28, 2022, plaintiff in the Sanford Action filed a partial voluntary dismissal of the individual named defendants but not BDSI from that action and filed a waiver of service as to BDSI.  Defendant BDSI’s response to the complaint in the Sanford Action is due on November 21, 2022.  To date, the complaint in the Stein Action has not been served on, nor was service waived by, any of the named defendants in that action.

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

On December 24, 2021, the Company entered into a settlement framework with Scott+Scott Attorneys at Law, LLP (the “Scott Firm”), the law firm representing plaintiffs in each of the 27 cases, including the 8 remaining MDL cases and 19 state court cases described above. Pursuant to the terms of the settlement framework, which were later memorialized in a final settlement agreement, the Company agreed to pay an aggregate amount not to exceed $2,750 in exchange for the dismissal, with prejudice, of each plaintiff’s lawsuit against the Company and a release of claims related to such lawsuits. The settlement agreement has been executed by the Company and all 27 plaintiffs, and the amounts subject to the settlement agreement have been paid.

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

The trial to adjudicate issues concerning the validity of the Orange Book listed patents covering BELBUCA was held on March 1, 2021. Chemo did not participate in the bench trial. Instead, on February 26, 2021, Chemo agreed to be bound by the decision of the Court with respect to the validity of the BEMA patents from the March 1, 2021 trial with Alvogen. On December 20, 2021, the Court issued an opinion upholding the validity of claims in BDSI’s ‘866 patent, which expires in 2027, and claims in the ’539 patent, which expires in 2032, to which Chemo is bound. The bench trial to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents was set to commence on April 25, 2022. On March 30, 2022, the Court vacated the trial and has not yet set a new trial date. The Court instructed the parties to file a joint status report on February 1, 2023.

On August 1, 2022, BDSI received a second Paragraph IV certification notice letter from Chemo indicating that Chemo has amended its ANDA to include its generic version of the 600 mcg and 750 mcg strengths of Belbuca, in addition to the 300 mcg, 450 mcg, and 900 mcg strengths identified in the first Chemo Paragraph IV certification notice letter. In response, on September 12, 2022, BDSI filed a complaint for patent infringement in Federal District Court for the District of Delaware.

The Company plans to litigate these cases vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

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

Alvogen filed a notice of appeal to the Federal Circuit seeking to reverse the Court’s final judgment entered on January 21, 2022. Separately, BDSI has filed a cross-appeal to the Federal Circuit seeking to reverse the Court’s opinion that claims 3 and 10 of the ’866 patent and claims 8, 9 and 20 of the ’843 patent are invalid and thus Alvogen is not liable for infringement of those claims, as well as any other ruling decided adversely to BDSI. The Federal Circuit scheduled oral argument on the parties’ appeal for November 1, 2022.

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

The following table presents information regarding the Company’s income tax provision (benefit) recognized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for (benefit from) income taxes	$975	$991	$(3,253)	$(61,049)
Effective tax rate	68.1%	11.0%	15.4%	(172.0%)

The benefit from income taxes in the nine months ended September 30, 2022 reflects the tax benefit of the current year loss, which includes the impact of discrete nondeductible transaction costs and excess tax benefits, compared to the benefit in the nine months ended September 30, 2021, which reflected the impact of releasing a majority of the Company’s valuation allowance.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of September 30, 2022.

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

The BDSI Acquisition diversifies and expands our business by adding Belbuca and Symproic to our highly differentiated pain portfolio, and Elyxyb, as a new product launch opportunity that provides entry into neurology. We expect the addition of these products to further strengthen our financial position through increased revenue scale, immediate and significant earnings accretion, and accelerated cash flow generation, driven by synergies of merging operations. While we incurred significant transaction costs and other acquisition related expenses during the period ended September 30, 2022 to complete the BDSI Acquisition and to integrate BDSI’s operations, we expect acquisition related expenses to decrease significantly throughout the remainder of 2022 and expect significant synergies to be reflected in the results of our operations for the remainder of 2022. In addition, we expect the step-up basis in inventory to impact our results of operations until all acquired inventory is sold, which we expect to occur within 12 to 18 months following the Acquisition Date.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Product revenues, net	$127,013	$78,843	$334,313	$249,506
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	30,622	15,934	80,638	47,170
Intangible asset amortization	37,552	16,796	93,976	50,386
Total cost of products revenues	68,174	32,730	174,614	97,556
Gross profit	58,839	46,113	159,699	151,950
Operating expenses
Research and development	—	1,450	3,983	7,842
Selling, general and administrative	38,372	30,514	134,154	92,358
Total operating expenses	38,372	31,964	138,137	100,200
Income from operations	20,467	14,149	21,562	51,750
Interest expense	(19,046)	(5,115)	(42,638)	(16,257)
Interest income	11	3	20	9
Income (loss) before income taxes	1,432	9,037	(21,056)	35,502
Provision for (benefit from) income taxes	975	991	(3,253)	(61,049)
Net income (loss)	$457	$8,046	$(17,803)	$96,551

Comparison of the three months ended September 30, 2022 and September 30, 2021

Product revenues, net

Product revenues, net were $127.0 million for the three months ended September 30, 2022 (the “2022 Quarter”), compared to $78.8 million for the three months ended September 30, 2021 (the “2021 Quarter”). The $48.2 million increase is primarily due to increases in revenue for products acquired from BDSI of $43.7 million, including $38.8 million for Belbuca, as well as an increase in revenue for Xtampza ER of $8.9 million, partially offset by a decrease in revenue for the Nucynta Products of $4.4 million.

The increase in revenue for products acquired from BDSI was due to the acquisition of these products in March 2022.

The increase in revenue for Xtampza ER of $8.9 million is primarily due to an increase in gross price and lower gross-to-net adjustments primarily related to provisions for returns, including revisions in the estimate of variable consideration associated with unprocessed returns claims, resulting in a $8.1 million increase in revenue, partially offset by decreased sales volume.

The decrease in revenue for the Nucynta Products of $4.4 million is primarily due to provisions for returns, including revisions in the estimate of variable consideration associated with unprocessed returns claims, resulting in a $3.4 million decrease in revenue, as well as decreased sales volume and higher gross-to-net adjustments related to rebates, partially offset by an increase in gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $30.6 million for the 2022 Quarter, compared to $15.9 million for the 2021 Quarter. The $14.7 million increase was primarily related to an increase in cost of product revenues for products acquired from BDSI, including $10.5 million related to the recognition of the step-up basis in inventory for product sold during the 2022 Quarter. This increase was partially offset by lower cost of product revenues associated with our other products, which was primarily related to a decrease in sales volume for the Nucynta Products and Xtampza ER.

Intangible asset amortization was $37.6 million for the 2022 Quarter, compared to $16.8 million for the 2021 Quarter. The $20.8 million increase in intangible asset amortization was due to the BDSI Acquisition, in which $435.0 million of consideration was allocated to our acquired intangible assets, Belbuca, Symproic, and Elyxyb. These intangible assets are being amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Research and development expenses were zero for the 2022 Quarter, compared to $1.5 million for the 2021 Quarter. The $1.5 million decrease was due to the discontinuation of research and development activities as we focus on supporting our commercial products rather than research and development.

Selling, general and administrative expenses were $38.4 million for the 2022 Quarter, compared to $30.5 million for the 2021 Quarter. The $7.9 million increase was primarily related to:

●	an increase in sales, marketing, and consulting expenses of $4.6 million, primarily due to expenses incurred to support the ongoing commercialization of Belbuca and Symproic, as well as the recent commercial launch of Elyxyb;
●	an increase in salaries, wages, and benefits of $694,000 due to our continued focus on commercial products which resulted in redirection of personnel from research and development activities to commercial activities;
●	an increase in legal expenses of $598,000 due to litigation related to Belbuca;
●	an increase in regulatory fees of $491,000 primarily due to the acquisition of Belbuca, Symproic, and Elyxyb following the BDSI Acquisition; and
●	an increase in acquisition related expenses classified as selling, general and administrative of $463,000 which primarily consisted of employee-related severance expenses and other miscellaneous acquisition expenses incurred, including expenses associated with terminating contracts and services acquired from BDSI.

As a result of the BDSI Acquisition, we expect to incur additional acquisition related expenses relating to consulting fees, contract termination costs, and other integration related expenses during the remainder of 2022.

Interest expense and Interest income

Interest expense was $19.0 million for the 2022 Quarter, compared to $5.1 million in the 2021 Quarter. The $13.9 million increase was primarily due to the 2022 Loan Agreement that we entered into in connection with the BDSI Acquisition.

Interest income was $11,000 for the 2022 Quarter, compared to $3,000 in the 2021 Quarter, which increased primarily due to higher interest rates on money market funds.

Taxes

Provision for income taxes was $975,000 for the 2022 Quarter, compared to $991,000 in the 2021 Quarter. The $16,000 decrease was primarily due to disallowed stock-based compensation expense in the 2021 Quarter. The provision for income taxes in the 2022 Quarter reflects the impact of nondeductible expenses. For the 2021 Quarter, the provision for income taxes reflects the impact of disallowed stock-based compensation expense. The effective tax rate was 68.1% and 11.0% for the 2022 Quarter and 2021 Quarter, respectively.

Comparison of the nine months ended September 30, 2022 and September 30, 2021

Product revenues, net

Product revenues, net were $334.3 million for the nine months ended September 30, 2022 (the “2022 Period”), compared to $249.5 million for the nine months ended September 30, 2021 (the “2021 Period”). The $84.8 million increase is due to increases in revenue for products acquired from BDSI of $94.1 million, including $84.4 million for Belbuca, as well as an increase in revenue for Xtampza ER of $5.1 million, partially offset by a decrease in revenue for the Nucynta Products of $14.4 million.

The increase in revenue for products acquired from BDSI was due to the acquisition of these products in March 2022.

The increase in revenue for Xtampza ER of $5.1 million is primarily due to an increase in gross price and lower gross-to-net adjustments primarily related to provisions for returns, including revisions in the estimate of variable consideration associated with unprocessed returns claims, resulting in an $8.1 million increase in revenue, partially offset by decreased sales volume.

The decrease in revenue for the Nucynta Products of $14.4 million is primarily due to higher gross-to-net adjustments related to rebates and provisions for returns, including revisions in the estimate of variable consideration associated with unprocessed returns claims, resulting in a $3.4 million decrease in revenue as well as decreased sales volume, partially offset by an increase in gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $80.6 million for the 2022 Period, compared to $47.2 million for the 2021 Period. The $33.4 million increase was primarily related to an increase in cost of product revenues for products acquired from BDSI, including $23.8 million related to the recognition of the step-up basis in inventory for product sold during the 2022 Period, partially offset by lower cost of product revenues associated with our other products, which was primarily related to a decrease in sales volume for the Nucynta Products and Xtampza ER.

Intangible asset amortization was $94.0 million for the 2022 Period, compared to $50.4 million for the 2021 Period. The $43.6 million increase in intangible asset amortization was due to the BDSI Acquisition, in which $435.0 million of consideration was allocated to our acquired intangible assets, Belbuca, Symproic, and Elyxyb. These intangible assets are being amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Research and development expenses were $4.0 million for the 2022 Period, compared to $7.8 million for the 2021 Period. The $3.8 million decrease was primarily due to the discontinuation of research and development activities as we focus on supporting our commercial products rather than research and development.

Selling, general and administrative expenses were $134.2 million for the 2022 Period, compared to $92.4 million for the 2021 Period. The $41.8 million increase was primarily related to:

●	an increase in acquisition related expenses classified as selling, general and administrative of $30.5 million which primarily consisted of financial advisory, banking, legal, and regulatory fees, other consulting fees, employee-related severance expenses, BDSI directors and officers insurance, and miscellaneous other acquisition expenses incurred;
●	an increase in sales, marketing, and consulting expenses of $7.1 million, primarily due to expenses incurred to support the ongoing commercialization of Belbuca and Symproic, as well as the recent commercial launch of Elyxyb;
●	an increase in regulatory fees of $2.0 million primarily due to fees incurred for Belbuca, Symproic, and Elyxyb following the BDSI Acquisition;
●	an increase in trainings, conferences, and meetings expenses of $1.4 million primarily due to certain annual internal meetings being resumed for the first time since the onset of the COVID-19 pandemic; and
●	an increase in legal expenses of $1.3 million due to litigation related to Belbuca; partially offset by

●	a decrease in salaries, wages, and benefits of $2.6 million, due to us entering into a plan to reduce our workforce, primarily our salesforce, in the fourth quarter of 2021, partially offset by increases in personnel costs for employees retained following the BDSI Acquisition.

As a result of the BDSI Acquisition, we expect to incur additional acquisition related expenses relating to consulting fees, contract termination costs, and other integration related expenses during the remainder of 2022.

Interest expense and Interest income

Interest expense was $42.6 million for the 2022 Period, compared to $16.3 million in the 2021 Period. The $26.3 million increase was primarily due to the 2022 Loan Agreement that we entered into in connection with the BDSI Acquisition.

Interest income was $20,000 for the 2022 Period, compared to $9,000 in the 2021 Period, which increased primarily due to higher interest rates on money market funds.

Taxes

Benefit from income taxes was $3.3 million for the 2022 Period, compared to $61.0 million in the 2021 Period. The $57.7 million decrease was primarily due to the 2021 Period including a discrete tax benefit related to the Company’s valuation allowance release in the 2021 Period. The benefit from income taxes in the 2022 Period reflects the tax benefit from the net loss, which includes the impact of discrete nondeductible transaction costs and excess tax benefits. For the 2021 Period, the benefit from income taxes reflects the discrete tax benefit associated with the release of the Company’s tax valuation allowance on the majority of its net operating losses and other deferred tax assets. The effective tax rate was 15.4% and (172.0)% for the 2022 Period and 2021 Period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred cumulative net losses and negative cash flows from operations since inception until 2020. Historically, we have funded our operations primarily through the private placements of our preferred stock and convertible notes, public offerings of common stock and convertible notes, and commercial bank debt. We are primarily dependent on the commercial success of Belbuca, Xtampza, and the Nucynta Products. In March 2022, our debt balance increased significantly as we modified the 2020 Term Notes with Pharmakon to an increased principal balance of $650.0 million to fund a portion of the consideration paid to complete the BDSI Acquisition. We are required to pay $100.0 million in principal payments during the first year of the 2022 Term Loan and the remaining $550.0 million balance is required to be paid in equal quarterly installments over the remaining three years of the term note. As of September 30, 2022, the outstanding principal balance of the 2022 Term Loan and the convertibles notes was $600.0 million and $143.8 million, respectively. As of September 30, 2022, and December 31, 2021, we had $134.1 million and $186.4 million in cash and cash equivalents, respectively.

We believe that our cash and cash equivalents at September 30, 2022, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for at least one year from the date the consolidated financial statements were issued.

2022 Modified Borrowing Arrangements

On March 22, 2022, in connection with the BDSI Acquisition closing, we entered into the 2022 Loan Agreement for the 2022 Term Loan, the proceeds of which were used to repay our existing term notes, and fund a portion of the consideration to be paid to complete the BDSI Acquisition.

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by our material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of our assets and our material domestic subsidiaries. The 2022 Term Loan will bear interest at a rate based upon LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. As of September 30, 2022, the interest rate was 9.8%. We are required to repay the 2022 Term Loan by paying $100.0 million in principal payments during the first year and the remaining $550.0 million principal balance will amortize in equal quarterly installments over the remaining three years.

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

Cash Flows

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$57,905	$67,359
Net cash used in investing activities	(572,751)	(1,429)
Net cash provided by (used in) financing activities	462,546	(46,805)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,300)	$19,125

Operating activities. Cash provided by operating activities was $57.9 million in the 2022 Period, compared to $67.4 million in 2021 Period. The $9.5 million decrease was primarily due to lower net income exclusive of non-cash items as a result of higher operating expenses, mainly acquisition related expenses in connection with the BDSI Acquisition, combined with changes in working capital. The changes in working capital were primarily driven by the change in accounts receivable, inventory, accrued expenses, and accrued rebates, returns, and discounts due to the timing of collections, shipments, and payments.

Investing activities. Cash used in investing activities was $572.8 million in the 2022 Period, compared to $1.4 million in the 2021 Period. The $571.4 million increase was primarily related to the BDSI Acquisition, net of cash acquired, which closed in the 2022 Period.

Financing activities. Cash provided by financing activities was $462.5 million for the 2022 Period, compared to cash used in financing activities of $46.8 million in the 2021 Period. The $509.3 million increase was primarily related to the repayment of the 2020 Term Notes and subsequent execution of the 2022 Term Loan as described in Note 11, Term Notes Payable.

Funding Requirements

We believe that our cash and cash equivalents as of September 30, 2022, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for at least one year from the date the consolidated financial statements were issued. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

ADDITIONAL INFORMATION

To supplement our financial results presented on a GAAP basis, we have included information about certain non-GAAP financial measures. We use these non-GAAP financial measures to understand, manage and evaluate our business as we believe they provide additional information on the performance of our business. We believe that the presentation of these non-GAAP financial measures, taken in conjunction with our results under GAAP, provide analysts, investors, lenders and other third parties insight into our view and assessment of our ongoing operating performance. In addition, we believe that the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provide supplementary information that may be useful to analysts, investors, lenders, and other third parties in assessing our performance and results from period to period. We report these non-GAAP financial measures to portray the results of our operations prior to considering certain income statement elements. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, net income or other financial measures calculated in accordance with GAAP.

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

There are several limitations related to the use of adjusted EBITDA rather than net income, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition expenses incurred; and
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business.

Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP Net income (loss)	$457	$8,046	$(17,803)	$96,551
Adjustments:
Interest expense	19,046	5,115	42,638	16,257
Interest income	(11)	(3)	(20)	(9)
Provision for (benefit from) income taxes	975	991	(3,253)	(61,049)
Depreciation	488	448	1,859	1,312
Amortization	37,552	16,796	93,976	50,386
Stock-based compensation expense	5,377	5,948	17,204	19,343
Acquisition related expenses	463	—	31,209	—
Recognition of step-up basis in inventory	10,519	—	23,760	—
Total adjustments	$74,409	$29,295	$207,373	$26,240
Adjusted EBITDA	$74,866	$37,341	$189,570	$122,791

Adjusted EBITDA was $74.9 million for the 2022 Quarter compared to $37.3 million for the 2021 Quarter. The $37.6 million increase was primarily due to higher revenue and gross profit, partially offset by higher adjusted operating expenses, as discussed below.

Adjusted EBITDA was $189.6 million for the 2022 Period compared to $122.8 million for the 2021 Period. The $66.8 million increase was primarily due to higher revenue and gross profit, partially offset by higher adjusted operating expenses, as discussed below.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP Operating expenses	$38,372	$31,964	$138,137	$100,200
Adjustments:
Stock-based compensation	5,377	5,948	17,204	19,343
Acquisition related expenses	463	—	31,209	—
Total adjustments	$5,840	$5,948	$48,413	$19,343
Adjusted operating expenses	$32,532	$26,016	$89,724	$80,857

Adjusted operating expenses were $32.5 million in the 2022 Quarter compared to $26.0 million in the 2021 Quarter. The $6.5 million increase was primarily driven by higher selling, general and administrative expenses, excluding acquisition related expenses, as discussed in Results of Operations.

Adjusted operating expenses were $89.7 million in the 2022 Period compared to $80.9 million in the 2021 Period. The $8.8 million increase was primarily driven by higher selling, general and administrative expenses, excluding acquisition related expenses, as discussed in Results of Operations.

Adjusted Net Income and Adjusted Earnings Per Share

Adjusted net income is a non-GAAP financial measure that represents GAAP net income adjusted to exclude significant income and expense items that are non-cash or not indicative of ongoing operations, including consideration of the tax effect of the adjustments. Adjusted earnings per share is a non-GAAP financial measure that represents adjusted net income per share. Adjusted weighted-average shares - diluted is calculated in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security.

Adjusted net income and adjusted earnings per share for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP Net income (loss)	$457	$8,046	$(17,803)	$96,551
Adjustments:
Non-cash interest expense	2,467	833	5,902	2,627
Amortization	37,552	16,796	93,976	50,386
Stock-based compensation expense	5,377	5,948	17,204	19,343
Acquisition related expenses	463	—	31,209	—
Recognition of step-up basis in inventory	10,519	—	23,760	—
Discrete deferred tax benefit from valuation allowance release	—	—	—	(62,649)
Income tax effect of above adjustments (1)	(14,290)	(5,899)	(43,698)	(1,627)
Total adjustments	$42,088	$17,678	$128,353	$8,080
Non-GAAP adjusted net income	$42,545	$25,724	$110,550	$104,631

Adjusted weighted-average shares — diluted (2)	39,495,453	41,186,308	39,368,629	41,274,190
Adjusted earnings per share	$1.10	$0.65	$2.88	$2.60

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate of 26% to the items that have a tax effect. As such, the non-GAAP effective tax rates for the three months ended September 30, 2022 and 2021 were 25.3% and 25.0%, respectively, and the non-GAAP effective tax rates for the nine months ended September 30, 2022 and 2021 were 25.4% and 16.8%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for the Convertible Senior Notes in accordance with ASC 260, Earnings per Share. As such, for the three and nine months ended September 30, 2022 and 2021 adjusted earnings per share includes 4,925,134 shares related to the assumed conversion of the Convertible Senior Notes and the associated cash interest expense added-back to non-GAAP adjusted net income. In addition, for the nine months ended September 30, 2022, adjusted earnings per share also includes other potentially dilutive securities to the extent that they are not antidilutive given that non-GAAP adjusted net income was in an income position.

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

As of September 30, 2022, our cash and cash equivalents included money market funds of $2.0 million. Our money market funds are short-term highly liquid investments, however, due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

The 2022 Term Loan has an underlying rate that is indexed to the 3-month LIBOR rate (subject to a floor of 1.20%), plus a margin of 7.5% per annum. Based on the outstanding principal amount of the 2022 Term Loan as of September 30, 2022 of $600.0 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $6.0 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by SEC guidance, which provides that a newly acquired company may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, BDSI was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. BDSI, which we acquired in March 2022, represented approximately 7% of the Company’s total consolidated assets (excluding goodwill, intangibles, and the recognition of step-up basis in inventory) as of September 30, 2022, and 28% of our consolidated total revenue for the nine months ended September 30, 2022.

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

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products and future product candidates, if approved, that we may develop or acquire in the future;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.
●	If we cannot continue successfully commercializing our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
●	Xtampza ER, the Nucynta Products, and Belbuca are subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	We could fail to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations;
●	Failure to comply with ongoing governmental regulations for marketing any product, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any future product candidates which we may develop, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain, and our future product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;
●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;

●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier or limited numbers of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	Our ability to realize the benefits of the acquisition of BDSI is substantially dependent on the timely and effective integration of the operations of Collegium and BDSI;
●	Our business may continue to be adversely affected by the COVID-19 pandemic;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products, and clinical trials of our products and any future product candidates, may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. The Inflation Reduction Act of 2022 also caps Medicare beneficiaries’ annual out-of-pocket drug expenses. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. For more information, refer to Note 15, Commitments and Contingencies, to our consolidated financial statements included in Part IV of this Quarterly Report on Form 10-Q. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.

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

We have completed the activities required to transition commercial manufacturing for Nucynta ER from Janssen to Patheon. While we were successful in our regulatory approval and validation activities, we could encounter issues in obtaining commercial supply from Patheon's facility due to technical problems or challenges obtaining adequate and/or timely DEA procurement quota.

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional cost, to qualify these sources. Our reliance on a limited number of vendors and, in particular, Patheon as our single manufacturer for Xtampza ER and Nucynta ER, exposes us to the following risks, any of which could impact commercialization of our products, result in higher costs, or deprive us of potential product revenues:

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

Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us.

We currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredients of our products. For example, we presently depend upon a single supplier for the active pharmaceutical ingredient for the Nucynta Products (tapentadol) and Symproic, and two active pharmaceutical ingredient suppliers for Xtampza ER and Belbuca. We contract with these suppliers for commercial supply to manufacture our products. Further, our suppliers for Xtampza ER and the Nucynta Products active pharmaceutical ingredients also supply our primary competitor in the extended-release oxycodone space, Purdue. Identifying alternate sources of active pharmaceutical ingredients for our products is generally time-consuming and costly. Any changes that our suppliers make to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our suppliers were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs (including as a result of disruptions in personnel or the global supply chain resulting from the COVID-19 outbreak), we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

Global supply chain disruptions and shortages may limit manufacturing and commercial supply of our products and have a material impact on our business.

There are currently global supply chain disruptions and shortages. While we and our suppliers are still able to receive sufficient inventory of the key materials and components needed, we could experience pressure on our supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, including excipients and packaging components. To date, supply chain pressure has not had a material impact on our results of operations. However, if these disruptions and shortages continue, we may in the future experience a material interruption to our supply chain. Such an interruption could have a material adverse impact on our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented greater than 90% of our product shipments for the period ended September 30, 2022. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the ongoing COVID-19 outbreak, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of September 30, 2022, there were outstanding options to purchase an aggregate of 2,156,501 shares of our common stock at a weighted average exercise price of $18.23 per share, of which options to purchase 1,969,414 shares of our common stock were then exercisable. In addition, as of September 30, 2022, we had an outstanding warrant to purchase 1,041,667 shares of our common stock at an exercise price of $19.20 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In August 2021, our board of directors authorized the Repurchase Program, and as of September 30, 2022, the remaining value of shares that may be repurchased pursuant to the Repurchase Program was $45.7 million. Any additional share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our Common Stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

PURCHASE OF EQUITY SECURITIES

The following table sets forth shares of Common Stock repurchased under our Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended September 30, 2022:

Period	Total number of shares purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of Shares that may yet be purchased under the plans or programs
July 1, 2022 through July 31, 2022	2,392		$17.88	—		$52,139
August 1, 2022 through August 31, 2022	2,830		18.88	—		52,139
September 1, 2022 through September 30, 2022	366,768		17.54	366,213		45,717
Total	371,990	(2)	$17.55	366,213	(2)	$45,717

(1)	The Repurchase Program was announced on August 16, 2021. The Repurchase Program provides for the repurchase of up to $100.0 million of outstanding shares of our common stock at any time or times through December 31, 2022. The Repurchase Program did not expire during the three months ended September 30, 2022, nor does the Company currently plan to terminate the Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

In October 2022, the Company repurchased an additional $3.6 million or 205,600 shares at a weighted-average price of $17.48 per share for a cumulative total of $57.9 million under the Repurchase Program. As of October 31, 2022, the $42.1 million remained available for share repurchases under the Repurchase Program.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 3, 2022	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	November 3, 2022	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)