Form 10-Q
period 2023-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2023-05-04
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, there were 34,594,760 shares of Common Stock, $0.001 par value per share, outstanding.

Forward-Looking Statements

Statements made in this quarterly report on Form 10-Q (“Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products;
●	our ability to maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to obtain regulatory approval for any product candidates we may acquire in the future;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products and any future product candidates;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations; and
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Quarterly Report (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

These and other risks are described under the heading “Risk Factors” in this Quarterly Report. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$269,480	$173,688
Accounts receivable, net	179,127	183,119
Inventory	32,895	46,501
Prepaid expenses and other current assets	16,798	16,681
Total current assets	498,300	419,989
Property and equipment, net	18,879	19,521
Operating lease assets	6,658	6,861
Intangible assets, net	530,002	567,468
Restricted cash	2,547	2,547
Deferred tax assets	23,969	23,950
Other noncurrent assets	87	100
Goodwill	133,857	133,695
Total assets	$1,214,299	$1,174,131
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$2,992	$3,494
Accrued expenses	24,433	36,129
Accrued rebates, returns and discounts	200,902	230,491
Current portion of term notes payable	183,333	162,500
Current portion of operating lease liabilities	1,042	1,112
Total current liabilities	412,702	433,726
Term notes payable, net of current portion	353,769	397,578
Convertible senior notes	261,222	140,873
Operating lease liabilities, net of current portion	6,873	7,112
Total liabilities	1,034,566	979,289
Commitments and contingencies (refer to Note 15)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 37,816,843 issued and 34,581,020 outstanding shares at March 31, 2023 and 37,084,759 issued and 33,848,936 outstanding shares at December 31, 2022	38	37
Additional paid-in capital	540,389	538,073
Treasury stock, at cost; 3,235,823 shares at March 31, 2023 and 3,235,823 shares at December 31, 2022	(61,924)	(61,924)
Accumulated deficit	(298,770)	(281,344)
Total shareholders’ equity	179,733	194,842
Total liabilities and shareholders’ equity	$1,214,299	$1,174,131

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Product revenues, net	$144,767	$83,751
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	29,899	16,332
Intangible asset amortization	37,466	18,923
Total cost of products revenues	67,365	35,255
Gross profit	77,402	48,496
Operating expenses
Research and development	—	3,983
Selling, general and administrative	52,775	54,528
Total operating expenses	52,775	58,511
Income (loss) from operations	24,627	(10,015)
Interest expense	(21,427)	(5,831)
Interest income	2,747	4
Loss on extinguishment of debt	(23,504)	—
Loss before income taxes	(17,557)	(15,842)
Benefit from income taxes	(131)	(2,773)
Net loss	$(17,426)	$(13,069)

Loss per share — basic	$(0.51)	$(0.39)
Weighted-average shares — basic	34,319,291	33,673,912

Loss per share — diluted	$(0.51)	$(0.39)
Weighted-average shares — diluted	34,319,291	33,673,912

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(17,426)	$(13,069)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	37,466	18,923
Depreciation expense	817	715
Deferred income taxes	(46)	(6,038)
Stock-based compensation expense	6,035	6,135
Non-cash lease expense	(105)	158
Non-cash interest expense for amortization of debt discount and issuance costs	2,287	913
Loss on extinguishment of debt	23,504	—
Changes in operating assets and liabilities:
Accounts receivable	3,993	(5,006)
Inventory	13,606	330
Prepaid expenses and other assets	(238)	677
Accounts payable	(502)	(350)
Accrued expenses	(12,131)	(6,838)
Accrued rebates, returns and discounts	(29,589)	(21,865)
Net cash provided by (used in) operating activities	27,671	(25,315)
Investing activities
Purchases of property and equipment	(176)	(108)
Acquisition of BDSI (net of cash acquired)	—	(572,069)
Net cash used in investing activities	(176)	(572,177)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	169	203
Proceeds from the exercise of stock options	3,848	3,261
Payments made for employee stock tax withholdings	(7,736)	(3,382)
Repayment of term notes	(25,000)	—
Proceeds from term note modification	—	517,682
Proceeds from issuances of 2029 Convertible Notes, net of issuance costs of $5,846	235,654	—
Repurchase of 2026 Convertible Notes, including premium	(138,638)	—
Net cash provided by financing activities	68,297	517,764

Net increase (decrease) in cash, cash equivalents and restricted cash	95,792	(79,728)
Cash, cash equivalents and restricted cash at beginning of period	176,235	188,973
Cash, cash equivalents and restricted cash at end of period	$272,027	$109,245

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$269,480	$106,698
Restricted cash	2,547	2,547
Total cash, cash equivalents and restricted cash	$272,027	$109,245

Supplemental disclosure of cash flow information
Cash paid for interest	$19,499	$5,833
Cash paid for income taxes	$743	$2,114

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$—	$148
Note issuance costs in accounts payable and accrued expenses	$434	$—

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

Xtampza ER, an abuse-deterrent, oral formulation of oxycodone, was approved by the U.S. Food and Drug Administration (“FDA”) in April 2016 for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The Company commercially launched Xtampza ER in June 2016.

The Nucynta Products are extended-release (“ER”) and immediate-release (“IR”) formulations of tapentadol. Nucynta ER is indicated for the management of pain severe enough to require daily, around the clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. The Company began shipping and recognizing product sales on the Nucynta Products in January 2018 and began marketing the Nucynta Products in February 2018.

On March 22, 2022 (the “Acquisition Date”), the Company acquired BioDelivery Sciences International, Inc. (“BDSI”), a specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions, pursuant to an Agreement and Plan of Merger, dated as of February 14, 2022, by and among the Company, Bristol Acquisition Company Inc., the Company’s wholly owned subsidiary, and BDSI (the “BDSI Acquisition”). Upon closing, the Company acquired the Belbuca and Symproic products. Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for use in patients with pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative options are inadequate. Symproic was approved by the FDA in March 2017 for the treatment of opioid-induced constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. The Company began shipping and recognizing product sales related to Belbuca and Symproic in March 2022.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to continue successfully commercializing products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, product-related litigation, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation. As the COVID-19 pandemic unfolded, and governmental and societal reactions to it evolved, the Company’s business was impacted by several trends, including depressed pain patient office visits compared to pre-COVID periods. Notwithstanding the fact that the Department of Health and Human Services is planning for the federal public health emergency for COVID-19 to expire in May 2023, the Company expects the trends that emerged as a result of the pandemic to persist in the near to medium term.

The Company believes that its cash and cash equivalents at March 31, 2023, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for at least one year from the date the consolidated financial statements were issued.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of products, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of intangible assets and tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

There were no changes in the Company’s significant accounting policies from those described in the Company’s Annual Report.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2023 and 2022:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	92,871	10,166	34,921
Changes in estimate related to prior period sales	36	571	92
Credits/payments made	(122,852)	(10,381)	(32,563)
Balance at March 31, 2023	$126,992	$73,910	$24,508

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2021	$142,379	$54,617	$13,226
Acquired from BDSI	34,158	18,187	7,575
Provision related to current period sales	95,413	7,072	22,612
Changes in estimate related to prior period sales	(514)	—	(37)
Credits/payments made	(118,937)	(4,899)	(22,001)
Balance at March 31, 2022	$152,499	$74,977	$21,375

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.

(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.

As of March 31, 2023, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended March 31,
	2023	2022
Xtampza ER	$47,869	$31,518
Belbuca	44,212	3,310
Nucynta IR	27,899	29,335
Nucynta ER	21,136	19,263
Symproic	3,651	300
Other	—	25
Total product revenues, net	$144,767	$83,751

The Company began recognizing revenue from net product sales of Belbuca and Symproic following the Acquisition Date (refer to Note 4, Acquisitions).

4. Acquisitions

On March 22, 2022, the Company closed the BDSI Acquisition, with BDSI surviving as a wholly owned subsidiary of the Company. The BDSI Acquisition was completed to leverage the Company’s existing sales force and other operations to commercialize additional products that are typically marketed to similar physicians and to develop other synergies. The Company obtained control through the acquisition of shares in an all-cash transaction which closed on March 22, 2022.

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

The final allocation of the consideration transferred to the assets acquired and liabilities assumed has been completed. During the three months ended March 31, 2023, the Company recorded measurement period adjustments to increase accrued expenses by $134 and deferred tax liabilities by $28, with a corresponding increase to goodwill of $162.

The following tables set forth the final allocation of the BDSI Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date:

Amounts Recognized at the Acquisition Date
Assets Acquired
Cash and cash equivalents	$97,362
Accounts receivable	55,495
Inventory	77,382
Prepaid expenses and other current assets	6,125
Property and equipment	1,242
Operating lease assets	481
Intangible assets	435,000
Total assets	$673,087
Liabilities Assumed
Accounts payable	$12
Accrued expenses	18,249
Accrued rebates, returns and discounts	56,261
Operating lease liabilities	481
Deferred tax liabilities	62,510
Total liabilities	$137,513
Total identifiable net assets acquired	535,574
Goodwill	133,857
Total consideration transferred	$669,431

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the $435,000 of intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with risk. The Company amortizes the identifiable intangible assets on a straight-line basis over their respective useful lives (refer to Note 9, Goodwill and Intangible Assets). In addition, the acquired inventory was recognized at its acquisition-date fair value, which resulted in an increase of $54,700 compared to its preacquisition book value.

The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

5. License Agreements

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

6. Earnings Per Share

Basic earnings per share is calculated by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted earnings per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security. For purposes of the diluted earnings per share calculation, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and shares potentially issuable in connection with the Company’s employee stock purchase plan and convertible senior notes are considered potentially dilutive securities and included to the extent that their addition is not anti-dilutive.

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(17,426)	$(13,069)
Adjustment for interest expense recognized on convertible senior notes:	—	—
Net loss - diluted	$(17,426)	$(13,069)
Denominator:
Weighted-average shares outstanding — basic	34,319,291	33,673,912
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Performance share units	—	—
Employee stock purchase plan	—	—
Warrants	—	—
Convertible senior notes	—	—

Weighted average shares outstanding — diluted	34,319,291	33,673,912

Loss per share — basic	$(0.51)	$(0.39)
Loss per share — diluted	$(0.51)	$(0.39)

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 and 2029 in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Stock options	1,443,996	2,401,110
Restricted stock units	2,455,919	2,039,179
Performance share units	503,880	484,292
Warrants	—	1,041,667
Convertible senior notes	7,509,104	4,925,134

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2023 and 2022.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at March 31, 2023 and December 31, 2022:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Money market funds, included in cash equivalents	$122,554	$122,554	$—	$—

December 31, 2022
Money market funds, included in cash equivalents	$172,590	$172,590	$—	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

Assets and Liabilities Not Carried at Fair Value

As of March 31, 2023, the fair value of the Company's 2.625% convertible senior notes due in 2026 was $28,656 and the fair value of the Company's 2.875% convertible senior notes due in 2029 was $216,505, which were estimated utilizing market quotations, and are considered Level 2.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of March 31, 2023, the outstanding principal balance of the term notes of $550,000 reasonably approximated the estimated fair value.

As of March 31, 2023, and December 31, 2022, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

8. Inventory

Inventory as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$5,831	$5,600
Work in process	13,347	24,672
Finished goods	13,717	16,229
Total inventory	$32,895	$46,501

The aggregate charges related to excess and obsolete inventory for the three months ended March 31, 2023 was $906. These expenses were recorded as a component of cost of product revenues. The aggregate charges related to excess and obsolete inventory for the three months ended March 31, 2022 were immaterial.

9. Goodwill and Intangible Assets

The following tables summarizes the changes in the carrying amount of goodwill:

Amount
Balance at December 31, 2022	$133,695
Goodwill resulting from acquisitions	—
Measurement period adjustments from BDSI Acquisition	162
Balance at March 31, 2023	$133,857

The Company’s goodwill resulted from the BDSI Acquisition. During the three months ended March 31, 2023, goodwill increased by $162 due to measurement period adjustments associated with the BDSI Acquisition. Refer to Note 4, Acquisitions.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022
	Amortization Period (Years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Belbuca	4.8	$360,000	$(77,277)	$282,723	$360,000	$(58,428)	$301,572
Nucynta Products	8.0	521,170	(336,424)	184,746	521,170	(319,628)	201,542
Symproic	9.6	70,000	(7,467)	62,533	70,000	(5,646)	64,354
Elyxyb	—	—	—	—	5,000	(5,000)	—
Total intangibles		$951,170	$(421,168)	$530,002	$956,170	$(388,702)	$567,468

The following table presents amortization expense recognized in cost of product revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Belbuca	$18,849	$1,937
Nucynta Products	16,796	16,795
Symproic	1,821	182
Elyxyb	—	9
Total amortization expense	$37,466	$18,923

As of March 31, 2023, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Belbuca	Nucynta Products	Symproic	Total
2023	$56,544	$50,385	$5,464	$112,393
2024	75,393	67,181	7,285	149,859
2025	75,393	67,180	7,285	149,858
2026	75,393	—	7,285	82,678
2027	—	—	7,285	7,285
Thereafter	—	—	27,929	27,929
Remaining amortization expense	$282,723	$184,746	$62,533	$530,002

10. Accrued Expenses

Accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued royalties	$7,726	$13,770
Accrued product taxes and fees	4,821	4,352
Accrued audit and legal	2,283	1,957
Accrued incentive compensation	1,486	2,130
Accrued bonuses	1,333	1,507
Accrued sales and marketing	1,225	6,347
Accrued interest	1,051	1,410
Accrued payroll and related benefits	843	1,208
Accrued other operating costs	3,665	3,448
Total accrued expenses	$24,433	$36,129

11. Term Notes Payable

2022 Term Loan

On March 22, 2022, in connection with the closing of the BDSI Acquisition, the Company entered into an Amended and Restated Loan Agreement by and among the Company, and BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”) (the “2022 Loan Agreement”). The 2022 Loan Agreement provided for a $650,000 secured term loan (the “2022 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes and fund a portion of the consideration to be paid to complete the BDSI Acquisition. The 2022 Loan Agreement was accounted for as a debt modification and transaction fees of $173 were expensed. In connection with the 2022 Loan Agreement, the Company paid loan commitment and other fees to the lender of $19,818, which together with preexisting debt issuance costs and note discounts of $2,049 will be amortized over the term of the loan using the effective interest rate.

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of the assets of the Company and its material domestic subsidiaries. The 2022 Term Loan bears interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. As of March 31, 2023, the interest rate was 12.3%. The Company paid $100,000 in principal payments under the 2022 Term Loan during the first year and the remaining $550,000 balance is required to be paid in equal quarterly installments over the remaining three years.

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

During the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $19,679 and $1,823, respectively, related to the 2022 Term Loan.

As of March 31, 2023, future required principal repayments under the 2022 Term Loan are as follows:

Years ended December 31,	Principal Payments
2023	$137,500
2024	183,333
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$550,000
Less: unamortized discount and issuance costs	(12,898)
Term notes carrying value	$537,102

12. Convertible Senior Notes

2026 Convertible Notes

On February 13, 2020, the Company issued 2.625% convertible senior notes due in 2026 (the “2026 Convertible Notes”) in the aggregate principal amount of $143,750, in a public offering registered under the Securities Act of 1933, as amended. The 2026 Convertible Notes were issued in connection with funding the acquisition of the Nucynta Products. Some of the Company’s existing investors participated in the 2026 Convertible Notes offering. In connection with the issuance of the 2026 Convertible Notes, the Company incurred approximately $5,473 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees.

The 2026 Convertible Notes are senior, unsecured obligations and bear interest at a rate of 2.625% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Before August 15, 2025, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted. The initial conversion rate is 34.2618 shares of common stock per $1 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $29.19 per share of common stock. The conversion rate and conversion price are subject to adjustment upon the occurrence of certain events.

Holders of the 2026 Convertible Notes may convert all or any portion of their 2026 Convertible Notes, in multiples of $1 principal amount, at their option only under the following circumstances:

(1)	during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

(2)	during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the “trading price” per $1 principal amount of the 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
(3)	upon the occurrence of certain corporate events or distributions on the Company’s common stock;
(4)	if the Company calls the 2026 Convertible Notes for redemption; or
(5)	at any time from, and including, August 15, 2025 until the close of business on the scheduled trading day immediately before the maturity date.

As of March 31, 2023, none of the above circumstances had occurred and as such, the 2026 Convertible Notes could not have been converted.

The Company did not have the right to redeem the 2026 Convertible Notes prior to February 15, 2023. On or after February 15, 2023, the Company may redeem the 2026 Convertible Notes, in whole and not in part, at a cash redemption price equal to the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on:

(1)	each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and
(2)	the trading day immediately before the date the Company sends such notice.

Calling any 2026 Convertible Notes for redemption will constitute a make-whole fundamental change, in which case the conversion rate applicable to the conversion of any 2026 Convertible Notes, if converted in connection with the redemption, will be increased in certain circumstances for a specified period of time.

The 2026 Convertible Notes have customary default provisions, including (i) a default in the payment when due (whether at maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any note; (ii) a default for 30 days in the payment when due of interest on any note; (iii) a default in the Company’s obligation to convert a note in accordance with the indenture, if such default is not cured within 3 calendar days after its occurrence; (iv) a default with respect to the Company’s obligations under the indenture related to consolidations, mergers and asset sales; (v) a default in any of the Company’s other obligations or agreements under the indenture that are not cured or waived within 60 days after notice to the Company; (vi) certain payment defaults by the Company or certain subsidiaries with respect to mortgages, agreements or other instruments for indebtedness for money borrowed of at least $20,000 or other defaults by the Company or certain subsidiaries with respect to such indebtedness that result in the acceleration of such indebtedness; (vii) default upon the occurrence of one or more final judgments being rendered against the Company or any of the Company’s significant subsidiaries for the payment of at least $20,000; and (viii) certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

Repurchase of a Portion of the 2026 Convertible Notes

Contemporaneously with the offering of the 2029 Convertible Notes (as defined below), the Company entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117,400 aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140,100 of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2026 Convertible Notes participating in the issuance of the 2029 Convertible Notes. Accordingly, the Company evaluated the transaction for modification or extinguishment accounting in accordance with Accounting Standards Codification (“ASC”) 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2026 Convertible Notes and issuance of the 2029 Convertible Notes were deemed to have substantially different terms based on the present value of the cash flows immediately prior to and after the exchange. Therefore, the repurchase of the 2026 Convertible Notes was accounted for as a debt extinguishment. The Company recorded a $23,504 loss on early extinguishment of debt on the Condensed Consolidated Statements of Operations for the three months ending March 31, 2023, which includes the recognition of previously deferred financing costs of $2,264. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2026 Convertible Notes as of March 31, 2023 was $26,350.

2029 Convertible Notes

On February 10, 2023, the Company issued 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”) in the aggregate principal amount of $241,500, in a private offering to qualified institutional buyers pursuant to Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. The 2029 Convertible Notes were issued to finance the concurrent repurchase of a portion of the 2026 Convertible Notes, and the remainder of the net proceeds may be used for general corporate purposes. In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $6,280 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees.

The 2029 Convertible Notes are senior, unsecured obligations and bear interest at a rate of 2.875% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2023. The 2029 Convertible Notes will mature on February 15, 2029, unless earlier repurchased, redeemed or converted. Before November 15, 2028, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after November 15, 2028, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate is 27.3553 shares of common stock per $1 principal amount of 2029 Convertible Notes, which represents an initial conversion price of approximately $36.56 per share of common stock. The conversion rate and conversion price are subject to adjustment upon the occurrence of certain events.

Holders of the 2029 Convertible Notes may convert all or any portion of their 2029 Convertible Notes, in multiples of $1 principal amount, at their option only under the following circumstances:

(1)	during any calendar quarter commencing after the calendar quarter ending on June 30, 2023, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)	during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the “trading price” per $1 principal amount of the 2029 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
(3)	upon the occurrence of certain corporate events or distributions on the Company’s common stock;
(4)	if the Company calls any or all of the 2029 Convertible Notes for redemption, but only with respect to the 2029 Convertible Notes called for redemption; or
(5)	at any time from, and including, November 15, 2028 until the close of business on the scheduled trading day immediately before the maturity date.

As of March 31, 2023, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

The Company may not redeem the 2029 Convertible Notes prior to February 17, 2026. On or after February 17, 2026 and on or before the 40th scheduled trading day before the maturity date, the Company may redeem the 2029 Convertible Notes, in whole or in part, at a cash redemption price equal to the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on:

(1)	each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and
(2)	the trading day immediately before the date the Company sends such notice.

However, the Company may not redeem less than all of the outstanding 2029 Convertible Notes unless at least $75,000 aggregate principal amount of the 2029 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.

Calling any 2029 Convertible Note for redemption will constitute a make-whole fundamental change with respect to that 2029 Convertible Note, in which case the conversion rate applicable to the conversion of that 2029 Convertible Note, if it is converted in connection with the redemption, will be increased in certain circumstances for a specified period of time.

The 2029 Convertible Notes have customary default provisions, including (i) a default in the payment when due (whether at maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any note; (ii) a default for 30 days in the payment when due of interest on any note; (iii) a default in the Company’s obligation to convert a note in accordance with the indenture, if such default is not cured within 3 business days after its occurrence; (iv) a default with respect to the Company’s obligations under the indenture related to consolidations, mergers and asset sales; (v) a default in any of the Company’s other obligations or agreements under the indenture that are not cured or waived within 60 days after notice to the Company; (vi) certain payment defaults by the Company or certain subsidiaries with respect to mortgages, agreements or other instruments for indebtedness for money borrowed of at least $30,000 or other defaults by the Company or certain subsidiaries with respect to such indebtedness that result in the acceleration of such indebtedness; (vii) default upon the occurrence of one or more final judgments being rendered against the Company or any of the Company’s significant subsidiaries for the payment of at least $30,000; and (xiii) upon the occurrence of certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

The 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) are classified on the Condensed Consolidated Balance Sheets as of March 31, 2023, as convertible senior notes.

As of March 31, 2023, the outstanding balance of the Convertible Notes consisted of the following:

	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
Principal	$26,350	$241,500	$267,850
Less: unamortized issuance costs	(484)	(6,144)	(6,628)
Net carrying amount	$25,866	$235,356	$261,222

The Company determined the expected life of the 2026 Convertible Notes and 2029 Convertible Notes was equal to the six-year term of each. The effective interest rate on the 2026 Convertible Notes and 2029 Convertible Notes is 3.34% and 3.28%, respectively. As of March 31, 2023, the if-converted value did not exceed the remaining principal amount of the Convertible Notes.

The following table presents the total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,479	$943
Amortization of debt issuance costs	263	223
Total interest expense	$1,742	$1,166

As of March 31, 2023, the future minimum payments on the Convertible Notes were as follows:

Years ended December 31,	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
2023	$346	$3,568	$3,914
2024	692	6,943	7,635
2025	692	6,943	7,635
2026	26,696	6,943	33,639
2027	—	6,943	6,943
Thereafter	—	251,915	251,915
Total minimum payments	$28,426	$283,255	$311,681
Less: interest	(2,076)	(41,755)	(43,831)
Less: unamortized issuance costs	(484)	(6,144)	(6,628)
Convertible Notes carrying value	$25,866	$235,356	$261,222

13. Equity

The changes in shareholders’ equity for the three months ended March 31, 2023 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2022	37,084,759	$37	$538,073	(3,235,823)	$(61,924)	$(281,344)	$194,842
Exercise of common stock options	234,132	—	3,848	—	—	—	3,848
Issuance for employee stock purchase plan	11,329	—	169	—	—	—	169
Vesting of RSUs and PSUs	775,904	1	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(289,281)	—	(7,736)	—	—	—	(7,736)
Stock-based compensation	—	—	6,035	—	—	—	6,035
Net loss	—	—	—	—	—	(17,426)	(17,426)
Balance, March 31, 2023	37,816,843	$38	$540,389	(3,235,823)	$(61,924)	$(298,770)	$179,733

The changes in shareholders’ equity for the three months ended March 31, 2022 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$202,928
Exercise of common stock options	190,074	—	3,261	—	—	—	3,261
Issuance for employee stock purchase plan	13,421	—	203	—	—	—	203
Vesting of RSUs and PSUs	563,050	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(191,667)	—	(3,382)	—	—	—	(3,382)
Share repurchases	—	—	5,000	(307,132)	(5,000)	—	—
Stock-based compensation	—	—	6,135	—	—	—	6,135
Net loss	—	—	—	—	—	(13,069)	(13,069)
Balance, March 31, 2022	36,380,997	$36	$513,312	(2,457,849)	$(47,861)	$(269,411)	$196,076

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of March 31, 2023, there were 1,983,955 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 14, Stock-based Compensation, for more information.

Share Repurchases

In August 2021, the Board of Directors authorized a share repurchase program to repurchase up to $100,000 of outstanding shares of the Company’s common stock at any time or times through December 31, 2022 (the “Prior Repurchase Program”). The Prior Repurchase Program permitted the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. Shares repurchased under the Prior Repurchase Program were returned to the Company’s pool of authorized but unissued shares available for reissuance. The timing and amount of any such repurchases were determined based on share price, market conditions, legal requirements, and other relevant factors.

Through December 31, 2022, the Company repurchased 3,235,823 shares at a weighted-average price of $19.14 per share for a total of $61,924 under the Prior Repurchase Program and the cost of repurchased shares were recorded as treasury stock in the Consolidated Balance Sheet. The Prior Repurchase Program expired on December 31, 2022.

In January 2023, the Board of Directors authorized a share repurchase program to repurchase up to $100,000 of the Company’s common stock through December 31, 2023 (the “2023 Repurchase Program”). The 2023 Repurchase Program permits the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. The timing and amount of any shares purchased on the open market will be determined based on the Company’s evaluation of the market conditions, share price and other factors. The Company plans to utilize existing cash on hand to fund the 2023 Repurchase Program.

As of March 31, 2023, the Company has not yet repurchased shares under the 2023 Repurchase Program. Thus, $100,000 remained available for share repurchases under the 2023 Repurchase Program as of March 31, 2023.

14. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the three months ended March 31, 2023 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2022	447,770	$28.71
Granted	216,500	38.71
Vested	(223,170)	27.99
Forfeited	—	—
Performance adjustment	62,780	27.14
Outstanding at March 31, 2023	503,880	$33.13

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the three months ended March 31, 2023, and 2022 was $38.71 and $24.12, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the three months ended March 31, 2023. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the three months ended March 31, 2023 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2022	2,047,571	$19.67
Granted	1,093,296	26.82
Vested	(552,734)	20.42
Forfeited	(132,214)	21.66
Outstanding at March 31, 2023	2,455,919	$22.58

The weighted-average grant date fair value per share of RSUs granted for the three months ended March 31, 2023 and 2022 was $26.82 and $17.68, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2023, and 2022 was $14,779 and $8,001, respectively.

Stock Options

A summary of the Company’s stock option activity for the three months ended March 31, 2023 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2022	1,683,805	$18.84	5.5	$7,953
Exercised	(234,132)	16.36
Cancelled	(5,677)	20.01
Outstanding at March 31, 2023	1,443,996	$19.24	5.0	$7,074
Exercisable at March 31, 2023	1,358,588	$19.20	4.9	$6,730

There were no stock options granted during the three months ended March 31, 2023 and 2022.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the three months ended March 31, 2023, 11,329 shares of common stock were purchased for total proceeds of $169. The expense for the three months ended March 31, 2023 and 2022 was $46 and $32, respectively.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$—	$1,591
Selling, general and administrative	6,035	4,544
Total stock-based compensation expense	$6,035	$6,135

At March 31, 2023, there was approximately $61,072 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

15. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any material litigation and, accordingly, does not have any other amounts recorded for any litigation related matters.

Xtampza ER Litigation

The Company filed the New Drug Application (“NDA”) for Xtampza ER as a 505(b)(2) application, which allows the Company to reference data from an approved drug listed in the FDA’s Orange Book, in this case OxyContin. The 505(b)(2) process requires that the Company certify to the FDA that the Company does not infringe any of the patents listed for OxyContin in the Orange Book, or that the patents are invalid. The process also requires that the Company notify Purdue Pharma, L.P (“Purdue”), as the holder of the NDA, and any other Orange Book-listed patent owners that it has made such a certification. On February 11, 2015, the Company made the required certification documenting why Xtampza ER does not infringe any of the 11 Orange Book-listed patents for OxyContin, five of which have been invalidated in court proceedings, and provided the required notice to Purdue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, Purdue had the option to sue the Company for infringement and receive a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

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

In October 2017, and in response to the filing of the Company’s supplemental New Drug Application (“sNDA”) seeking to update the drug abuse and dependence section of the Xtampza ER label, Purdue filed another suit asserting infringement of the ʼ933 and ʼ919 patent. The Company filed a motion to dismiss that action, and the Court granted its motion on January 16, 2018.

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

Like the prior follow-on lawsuits, the ’434 patent litigation was consolidated into the lead case and a scheduling order was entered. On October 5, 2021, the Court held a claim construction hearing for the ʼ961 patent and the ʼ434 patent. On February 10, 2023, the Court set (i) the fact discovery deadline for August 2, 2023; and (ii) expert witness depositions to conclude by November 22, 2023. The Court has not set a deadline for dispositive motions or trial.

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

Opioid Litigation

As a result of the opioid epidemic, numerous state and local governments, healthcare providers, and other entities brought suit against manufacturers, wholesale distributors, and pharmacies alleging a variety of claims related to opioid marketing and distribution practices. In late 2017, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of cases pending around the country in federal court against opioid manufacturers and distributors into a Multi-District Litigation (“MDL”) in the Northern District of Ohio. Of the 21 MDL cases that named the Company as a defendant, the allegations against it were previously dismissed or withdrawn in 13 cases as of December 31, 2021. The remaining eight MDL cases that named the Company were dismissed as of April 19, 2022. In addition, the Company had been previously dismissed from three non-MDL cases filed in Pennsylvania and Arkansas state courts.

Outside of the MDL, there were several cases filed against the Company in state courts in Pennsylvania and Massachusetts:

●	In Pennsylvania, six lawsuits naming the Company were consolidated for discovery purposes in the Delaware County Court of Common Pleas as part of a consolidated proceeding of similar lawsuits brought by numerous Pennsylvania counties against other pharmaceutical manufacturers and distributors. These included lawsuits filed between May 2018 and July 2019, alleging claims related to opioid marketing and distribution, including negligence, fraud, unjust enrichment, public nuisance, and violations of state consumer protections laws.

●	In Massachusetts, there were lawsuits by 13 municipalities, all of which were consolidated before the Business Litigation Session of the Superior Court. The actions alleged a variety of claims related to opioid marketing and distribution practices including public nuisance, common law fraud, negligent misrepresentation, negligence, violations of Mass Gen. Laws ch. 93A, Section 11, unjust enrichment and civil conspiracy.

On December 24, 2021, the Company entered into a settlement framework with Scott+Scott Attorneys at Law, LLP, the law firm representing plaintiffs in each of the 27 cases, including the 8 remaining MDL cases and 19 state court cases described above. Pursuant to the terms of the settlement framework, which were later memorialized in a final settlement agreement, the Company agreed to pay $2,750 in exchange for the dismissal, with prejudice, of each plaintiff’s lawsuit against the Company and a release of claims related to such lawsuits. The settlement agreement was executed by the Company and all 27 plaintiffs, and the amounts subject to the settlement agreement were paid. As of April 19, 2022, the Company was dismissed, with prejudice, from each of the 27 cases.

The Company entered into this settlement to efficiently resolve this litigation and does not admit any liability or acknowledge any wrongdoing in connection with the settlement agreement.

Aquestive Litigation

On October 29, 2013, Reckitt Benckiser, Inc., Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”), and Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) (collectively, the “RB Plaintiffs”) filed an action against BDSI relating to its Bunavail product in the United States District Court for the Eastern District of North Carolina (“EDNC”) for alleged patent infringement. Bunavail is a drug approved for the maintenance treatment of opioid dependence. This case was dismissed, but the RB Plaintiffs subsequently filed an action against BDSI, on September 22, 2014, relating to Bunavail product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claimed that Bunavail, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (the “‘167 Patent”).

On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging Belbuca infringes the ‘167 Patent.

On March 8, 2023, the parties filed a stipulation of dismissal. The RB Plaintiffs dismissed their claims with prejudice, and BDSI dismissed its counterclaims without prejudice. Under the terms of the settlement agreement, BDSI resolved both the Bunavail and Belbuca litigations in exchange for a one-time, lump-sum payment of $8,500 to Aquestive.

Chemo Research, S.L

On March 1, 2019, BDSI filed a complaint for patent infringement in United States District Court for the District of Delaware against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. (collectively, the “Chemo Defendants”), asserting that the Chemo Defendants infringe its Orange Book-listed patents for BELBUCA, including U.S. Patent Nos. 8,147,866 (“’866 patent”) and 9,655,843, (“’843 patent”) both expiring in July of 2027, and U.S. Patent No. 9,901,539 (“’539 patent”) expiring December of 2032 (collectively, “the BEMA patents”). This complaint follows a receipt by BDSI on January 31, 2019, of a Notice Letter from Chemo Research S.L. stating that it has filed with the FDA an abbreviated New Drug Application (“ANDA”) containing a Paragraph IV Patent Certification, for a generic version of BELBUCA Buccal Film in strengths 75 mcg, 150 mcg, 300 mcg, 450 mcg, and 900 mcg. Because BDSI initiated a patent infringement suit asserting the patents identified in the Notice Letter within 45 days after receipt, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid. On March 15, 2019, BDSI filed a complaint against the Chemo Defendants in the Federal District Court for the District of New Jersey asserting the same claims for patent infringement made in the Delaware lawsuit. On April 19, 2019, Defendants filed an answer to the Delaware complaint wherein they denied infringement of the ’866, ’843 and ’539 patents and asserted counterclaims seeking declaratory relief concerning the alleged invalidity and non-infringement of such patents.

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

On August 24, 2022, the Court instructed the parties to update the Court at such time as the FDA addresses Chemo's July 29, 2022 response to the FDA. On February 8, 2023, the district court denied Chemo’s request for a trial date in the spring, and again instructed the parties to update the Court at such time as the FDA addresses Chemo’s July 29, 2022 response to the FDA. Chemo received a complete response letter with respect to its July 29, 2022 ANDA in April 2023.

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

Alvogen filed a notice of appeal to the Federal Circuit seeking to reverse the Court’s final judgment entered on January 21, 2022. Separately, BDSI filed a cross-appeal to the Federal Circuit seeking to reverse the Court’s opinion that claims 3 and 10 of the ʼ866 patent and claims 8, 9 and 20 of the ’843 patent are invalid and thus Alvogen is not liable for infringement of those claims, as well as any other ruling decided adversely to BDSI. On November 1, 2022, the Federal Circuit held oral argument on the parties’ appeal and issued its decision on December 21, 2022. In that decision, the Federal Circuit affirmed the district court judgment that certain claims of the ʼ866 and ʼ539 patent were not invalid as obvious. The Federal Circuit also vacated the district court’s judgment that certain claims of the ʼ866 and ʼ843 patent were invalid as obvious and remanded to the district court for further proceedings. The mandate issued on February 10, 2023.

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

On December 16, 2021, the Company entered into an Assurance of Discontinuance with the Massachusetts Attorney General (the “AoD”). The Company is currently cooperating with each of the remaining states in their respective investigations.

16. Income Taxes

The Company is subject to U.S. federal and state income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period in which they occur.

The following table presents information regarding the Company’s income tax benefit recognized for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Benefit from income taxes	$(131)	$(2,773)
Effective tax rate	0.7%	17.5%

The benefit from income taxes in the three months ended March 31, 2023 reflects the tax benefit of the current year loss. The tax benefit for the three months ended March 31, 2023 was impacted by discrete nondeductible costs associated with the debt extinguishment, partially offset by excess tax benefits related to stock compensation. The tax benefit for the three months ended March 31, 2022 was significantly impacted by discrete nondeductible transaction costs and partially offset by excess tax benefits related to stock compensation.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of March 31, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and in conjunction with management’s discussion and analysis and our audited consolidated financial statements included in our Annual Report. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Forward-looking Statements” and “Risk Factors”, as revised and supplemented by those risks described from time to time in other reports which we file with the SEC.

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

The Nucynta Products are extended-release and immediate-release formulations of tapentadol. Nucynta ER is indicated for the management of pain severe enough to require daily, around the clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. We began shipping and recognizing product sales on the Nucynta Products in January 2018 and began marketing the Nucynta Products in February 2018.

On March 22, 2022, we acquired BDSI, a specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions. Upon closing of the BDSI Acquisition, we acquired the Belbuca and Symproic products. Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for use in patients with pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative options are inadequate. Symproic was approved by the FDA in March 2017 for the treatment of opioid-induced constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. We began shipping and recognizing product sales related to Belbuca and Symproic in March 2022.

We believe the addition of Belbuca and Symproic to our portfolio strategically aligns with our mission to build a leading, diversified specialty pharmaceutical company committed to improving the lives of people suffering from serious medical conditions.

Outlook

The BDSI Acquisition diversified and expanded our business by adding Belbuca and Symproic to our highly differentiated pain portfolio. We expect the addition of these products to continue to strengthen our financial position through increased revenue scale and accelerated cash flow generation. While we incurred significant transaction costs and other acquisition related expenses to complete the BDSI Acquisition and to integrate BDSI’s operations, we do not expect to incur additional acquisition related expenses related to the BDSI Acquisition moving forward. In addition, we expect the step-up basis in inventory to impact our results of operations until all acquired inventory is sold, which we expect to occur within 12 to 18 months following the date of the BDSI Acquisition.

We believe that our cash and cash equivalents at March 31, 2023, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

There were no changes in our critical accounting policies from those described in our Annual Report.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Product revenues, net	$144,767	$83,751
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	29,899	16,332
Intangible asset amortization	37,466	18,923
Total cost of products revenues	67,365	35,255
Gross profit	77,402	48,496
Operating expenses
Research and development	—	3,983
Selling, general and administrative	52,775	54,528
Total operating expenses	52,775	58,511
Income (loss) from operations	24,627	(10,015)
Interest expense	(21,427)	(5,831)
Interest income	2,747	4
Loss on extinguishment of debt	(23,504)	—
Loss before income taxes	(17,557)	(15,842)
Benefit from income taxes	(131)	(2,773)
Net loss	$(17,426)	$(13,069)

Comparison of the three months ended March 31, 2023 and March 31, 2022

Product revenues, net

Product revenues, net were $144.8 million for the three months ended March 31, 2023 (the “2023 Quarter”), compared to $83.8 million for the three months ended March 31, 2022 (the “2022 Quarter”). The $61.0 million increase is due to increases in revenue for products acquired from BDSI of $44.2 million, including $40.9 million for Belbuca, as well as increases in revenue for Xtampza ER of $16.4 million and the Nucynta Products of $0.4 million.

The increase in revenue for products acquired from BDSI was due to a full quarter of revenue in the 2023 Quarter, compared to a partial quarter of revenue in the 2022 Quarter due to the March 22, 2022 date of the BDSI Acquisition.

The increase in revenue for Xtampza ER of $16.4 million is primarily due to an increase in gross price and lower gross-to-net adjustments primarily related to provisions for rebates, partially offset by decreased sales volume and higher gross-to-net adjustments related to provisions for returns.

The increase in revenue for the Nucynta Products of $0.4 million is primarily due to an increase in gross price and lower gross-to-net adjustments primarily related to provisions for rebates, partially offset by decreased sales volume and higher gross-to-net adjustments related to provisions for returns.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $29.9 million for the 2023 Quarter, compared to $16.3 million for the 2022 Quarter. The $13.6 million increase was primarily related to the step-up basis in inventory acquired from BDSI which resulted in higher cost of product revenues of $10.2 million when sold in the 2023 Quarter, combined with an increase in royalties and cost of product revenues for products acquired from BDSI due to a full quarter of revenue in the 2023 Quarter compared to a partial quarter in the 2022 Quarter. This increase was partially offset by lower cost of product revenues primarily due to lower sales volume for Xtampza and the Nucynta Products.

Intangible asset amortization was $37.5 million for the 2023 Quarter, compared to $18.9 million for the 2022 Quarter. The $18.6 million increase in intangible asset amortization was due to a full quarter of amortization expense recognized related to the intangible assets acquired from BDSI, in which $435.0 million of consideration was allocated to our acquired intangible assets, Belbuca, Symproic, and Elyxyb, compared to a partial quarter of amortization expense in the 2022 Quarter. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

We did not recognize research and development expenses in the 2023 Quarter, compared to $4.0 million recognized in the 2022 Quarter. The $4.0 million decrease was due to redirection of resources from research and development activities during 2022 as we shifted our focus to supporting our commercial products rather than research and development.

Selling, general and administrative expenses were $52.8 million for the 2023 Quarter, compared to $54.5 million for the 2022 Quarter. The $1.7 million decrease was primarily related to:

●	a decrease in acquisition related expenses classified as selling, general and administrative of $26.5 million; partially offset by
●	an increase in audit and legal expenses of $9.4 million, primarily due to an $8.5 million litigation settlement;
●	an increase in salaries, wages, and benefits of $7.3 million;
●	an increase in sales and marketing expenses of $4.1 million, primarily due to the timing of marketing efforts;
●	an increase in regulatory expenses of $2.0 million, primarily due to a full quarter of expenses incurred related to products acquired from BDSI; and
●	an increase in trainings, conferences, and meetings expenses of $1.4 million primarily due to certain annual internal meetings being resumed for the first time in the 2023 Quarter since the onset of the COVID-19 pandemic.

Interest expense and Interest income

Interest expense was $21.4 million for the 2023 Quarter, compared to $5.8 million for the 2022 Quarter. The $15.6 million increase was primarily due to the 2022 Term Loan that we entered into in connection with the BDSI Acquisition, which substantially increased our indebtedness, along with higher interest rates impacting our variable rate term loan debt.

Interest income was $2.7 million for the 2023 Quarter, compared to $4,000 for the 2022 Quarter. The $2.7 million increase was primarily due to an increase in interest rates earned on money market funds and a higher overall balance invested in money market funds in the 2023 Quarter compared to the 2022 Quarter.

Taxes

Benefit from income taxes was $131,000 for the 2023 Quarter, compared to $2.8 million for the 2022 Quarter. The tax benefit for the three months ended March 31, 2023 was impacted by discrete nondeductible costs associated with the debt extinguishment, partially offset by excess tax benefits related to stock compensation. The tax benefit for the three months ended March 31, 2022 was significantly impacted by discrete nondeductible transaction costs and partially offset by excess tax benefits related to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We have incurred cumulative net losses and negative cash flows from operations since inception until 2020. In the three months ended March 31, 2023, we also incurred a net loss. Historically, we have funded our operations primarily through the private placements and/or public offerings of our preferred stock, common stock, and convertible notes, and commercial bank debt. We are primarily dependent on the commercial success of Belbuca, Xtampza, and the Nucynta Products. In March 2022, our debt balance increased significantly as we modified our 2020 Term Loan with Pharmakon to an increased principal balance of $650.0 million to fund a portion of the consideration paid to complete the BDSI Acquisition. We paid $100.0 million in principal payments during the first year of the 2022 Term Loan. The remaining $550.0 million balance is required to be paid in equal quarterly installments over the remaining three years of the term note. As of March 31, 2023, the outstanding principal balance of the 2022 Term Loan was $550.0 million, of which $183.3 million in principal payments are due within the next 12 months. As of March 31, 2023, the outstanding principal balance of our 2026 Convertible Notes and 2029 Convertible Notes was $26.4 million and $241.5 million, respectively. The outstanding principal balance of the 2026 Convertible Notes and 2029 Convertible Notes is not due until 2026 and 2029, respectively. As of March 31, 2023, and December 31, 2022, we had $269.5 million and $173.7 million in cash and cash equivalents, respectively.

We believe that our cash and cash equivalents at March 31, 2023, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

The following transactions represent the material borrowing arrangements and equity offerings.

2022 Term Loan

On March 22, 2022, in connection with the closing of the BDSI Acquisition, we entered into an Amended and Restated Loan Agreement by and among us, and BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”) (the “2022 Loan Agreement”). The 2022 Loan Agreement provided for the $650.0 million secured 2022 Term Loan, the proceeds of which were used to repay our existing term notes and fund a portion of the consideration to be paid to complete the BDSI Acquisition. The 2022 Loan Agreement was accounted for as a debt modification and transaction fees of $173,000 were expensed. In connection with the 2022 Loan Agreement, we paid loan commitment and other fees to the lender of $19.8 million, which together with preexisting debt issuance costs and note discounts of $2.0 million will be amortized over the term of the loan using the effective interest rate.

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by our material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of our assets and those of our material domestic subsidiaries. The 2022 Term Loan bears interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. As of March 31, 2023, the interest rate was 13.9%. We paid $100.0 million in principal payments under the 2022 Term Loan during the first year and the remaining $550.0 million balance is required to be paid in equal quarterly installments over the remaining three years. The outstanding principal balance for the 2022 Term Loan as of March 31, 2023 is $550.0 million, including $183.3 million of obligations due in the next twelve months.

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

The 2022 Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an Event of Default under the 2022 Loan Agreement, notwithstanding our ability to meet our debt service obligations. The 2022 Loan Agreement also includes various customary remedies for the lenders following an Event of Default, including the acceleration of repayment of outstanding amounts under the 2022 Loan Agreement and execution upon the collateral securing obligations under the 2022 Loan Agreement. As of March 31, 2023, we were in compliance with all of our covenants.

2026 Convertible Notes

On February 13, 2020, we issued 2.625% convertible senior notes due in 2026 (the “2026 Convertible Notes”) in the aggregate principal amount of $143.8 million, in a public offering registered under the Securities Act of 1933, as amended. The 2026 Convertible Notes were issued in connection with funding the acquisition of the Nucynta Products. Some of our existing investors participated in the convertible notes offering.

The 2026 Convertible Notes are senior, unsecured obligations and accrue interest at a rate of 2.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted. Before August 15, 2025, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 34.2618 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $29.19 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

Contemporaneously with the offering of the 2029 Convertible Notes (as defined below), we entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117.4 million aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140.1 million of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. After giving effect to the repurchase, the outstanding principal balance of the 2026 Convertible Notes as of March 31, 2023 is $26.4 million. There are no principal repayment obligations due within the next 12 months.

2029 Convertible Notes

On February 10, 2023, we issued 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”) in the aggregate principal amount of $241.5 million, in a private offering to qualified institutional buyers pursuant to Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. The 2029 Convertible Notes were issued to finance the concurrent repurchase of a portion of the 2026 Convertible Notes, and the remainder of the net proceeds may be used for general corporate purposes.

The 2029 Convertible Notes are senior, unsecured obligations and accrue interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Convertible Notes will mature on February 15, 2029, unless earlier repurchased, redeemed or converted. Before November 15, 2028, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after November 15, 2028, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 27.3553 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $36.56 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. The outstanding principal balance of the 2029 Convertible Notes as of March 31, 2023 is $241.5 million. There are no principal repayment obligations due within the next 12 months.

Cash Flows

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$27,671	$(25,315)
Net cash used in investing activities	(176)	(572,177)
Net cash provided by financing activities	68,297	517,764
Net increase (decrease) in cash, cash equivalents and restricted cash	$95,792	$(79,728)

Operating activities. Cash provided by operating activities was $27.7 million for the 2023 Quarter, compared to cash used in operating activities of $25.3 million for the 2022 Quarter. The $53.0 million increase was primarily due to the increase in cash flow from operating results, which reflects operating earnings, after adjustment for non-cash items that are included in net loss, including higher intangible asset amortization as a result of the BDSI Acquisition and recognition of a loss on extinguishment of debt in connection with the repurchase of a portion of our 2026 Convertible Notes.

Investing activities. Cash used in investing activities was $176,000 for the 2023 Quarter, compared to $572.2 million for the 2022 Quarter. The $572.0 million decrease was primarily due to the use of $572.1 million for the BDSI Acquisition, net of cash acquired, which closed in the 2022 Quarter.

Financing activities. Cash provided by financing activities was $68.3 million for the 2023 Quarter, compared to $517.8 million for the 2022 Quarter. The $449.5 million decrease was primarily due to the repayment of the outstanding balance of the 2020 Term Loan and establishment of the 2022 Term Loan in connection with the BDSI Acquisition, which was accounted for as a debt modification and resulted in $517.7 million in proceeds from the term note modification in the 2022 Quarter, partially offset by the repurchase of a portion of our 2026 Convertibles Notes and issuance of our 2029 Convertible Notes which resulted in net proceeds of $97.0 million in the 2023 Quarter.

Funding Requirements

We believe that our cash and cash equivalents as of March 31, 2023, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Certain economic or strategic considerations may cause us to seek additional cash through private or public debt or equity offerings. Such funds may not be available when needed, or, we may not be able to obtain funding on favorable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue commercialization of one or more of our products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing shareholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur additional indebtedness, we could become subject to additional covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could affect our ability to access additional funding. Any of these events could significantly harm our business, financial condition, and prospects.

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

There are several limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business; and

●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
	2023	2022
GAAP net loss	$(17,426)	$(13,069)
Adjustments:
Interest expense	21,427	5,831
Interest income	(2,747)	(4)
Loss on extinguishment of debt	23,504	—
Benefit from income taxes	(131)	(2,773)
Depreciation	817	715
Amortization	37,466	18,923
Stock-based compensation expense	6,035	6,135
Litigation settlements	8,500	—
Acquisition related expenses	—	27,167
Recognition of step-up basis in inventory	10,170	603
Total adjustments	$105,041	$56,597
Adjusted EBITDA	$87,615	$43,528

Adjusted EBITDA was $87.6 million for the 2023 Quarter compared to $43.5 million for the 2022 Quarter. The $44.1 million increase was primarily due to higher revenue due to a full quarter of revenue from products acquired from BDSI, partially offset by higher adjusted operating expenses.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
GAAP operating expenses	$52,775	$58,511
Adjustments:
Stock-based compensation	6,035	6,135
Litigation settlements	8,500	—
Acquisition related expenses	—	27,167
Total adjustments	$14,535	$33,302
Adjusted operating expenses	$38,240	$25,209

Adjusted operating expenses were $38.2 million in the 2023 Quarter compared to $25.2 million in the 2022 Quarter. The $13.0 million increase was primarily driven by higher selling, general and administrative expenses including:

●	an increase in salaries, wages, and benefits (excluding stock-based compensation) of $7.4 million;
●	an increase in sales and marketing expenses of $4.1 million, primarily due to the timing of marketing efforts;
●	an increase in regulatory expenses of $2.0 million, primarily due to a full quarter of expenses incurred related to products acquired from BDSI; and
●	an increase in trainings, conferences, and meetings expenses of $1.4 million primarily due to certain annual internal meetings being resumed for the first time in the 2023 Quarter since the onset of the COVID-19 pandemic.

Adjusted Net Income and Adjusted Earnings Per Share

Adjusted net income is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude significant income and expense items that are non-cash or not indicative of ongoing operations, including consideration of the tax effect of the adjustments. Adjusted earnings per share is a non-GAAP financial measure that represents adjusted net income per share. Adjusted weighted-average shares - diluted is calculated in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security.

Adjusted net income and adjusted earnings per share for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
GAAP net loss	$(17,426)	$(13,069)
Adjustments:
Non-cash interest expense	2,287	913
Loss on extinguishment of debt	23,504	—
Amortization	37,466	18,923
Stock-based compensation expense	6,035	6,135
Litigation settlements	8,500	—
Acquisition related expenses	—	27,167
Recognition of step-up basis in inventory	10,170	603
Income tax effect of above adjustments (1)	(18,874)	(13,671)
Total adjustments	$69,088	$40,070
Non-GAAP adjusted net income	$51,662	$27,001

Adjusted weighted-average shares — diluted (2)	40,196,015	39,241,622
Adjusted earnings per share (2)	$1.32	$0.71

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate for the three months ended March 31, 2023 and 2022 of 26.8% and 26%, respectively, to the items that have a tax effect. As such, the non-GAAP effective tax rates for the three months ended March 31, 2023 and 2022 were 21.5% and 25.4%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for the Convertible Notes in accordance with ASC 260, Earnings per Share. As such, for the three months ended March 31, 2023 and 2022 adjusted earnings per share includes 4,646,372 shares and 4,925,134 shares, respectively, related to the assumed conversion of the Convertible Notes and the associated cash interest expense added-back to non-GAAP adjusted net income. In addition, for the three months ended March 31, 2023 and 2022, adjusted earnings per share also includes other potentially dilutive securities to the extent that they are not antidilutive given that non-GAAP adjusted net income was in an income position.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations from our most recently filed Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. There have been no significant changes in our financial instrument portfolio or market risk exposures since our most recently filed Annual Report, other than from the increased borrowings under our 2029 Convertible Notes which are not indexed to LIBOR.

Our primary exposure to market risk is interest rate sensitivity in connection with our money market funds and the 2022 Term Loan.

As of March 31, 2023, our cash and cash equivalents included money market funds of $122.6 million. Our money market funds are short-term highly liquid investments, however, due to the short-term duration and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

The 2022 Term Loan has an underlying rate that is indexed to the 3-month LIBOR rate (subject to a floor of 1.20%), plus a margin of 7.5% per annum. Based on the outstanding principal amount of the 2022 Term Loan as of March 31, 2023 of $550.0 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $5.5 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth in Note 15, Commitments and Contingencies, to our financial statements, which is incorporated herein by reference to the extent applicable, there are no other material changes from the legal proceedings previously disclosed in our most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products and future product candidates, if approved, that we may develop or acquire in the future;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations;
●	Adverse developments affecting the financial services industry could adversely affect our business, financial condition, or results of operations;
●	If we cannot continue successfully commercializing our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the U.S. Food and Drug Administration (“FDA”), additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
●	Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Belbuca are subject to mandatory Risk Evaluation and Mitigation Strategy (“REMS”) programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	Failure to comply with ongoing governmental regulations for marketing our products, and in particular any failure to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions;
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any future product candidates which we may develop, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements;
●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain, and our future product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;

●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;
●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	We may not realize all of the anticipated benefits from future acquisitions, and we may be unable to successfully integrate future acquisitions;
●	Our business has been, and may continue to be, adversely affected by certain events or circumstances outside our control, including the effects of the COVID-19 pandemic and geopolitical turmoil;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products, and clinical trials of any future product candidates we may develop or acquire, may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all;
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

As part of the acquisition of BioDelivery Sciences International, Inc. (the “BDSI Acquisition”), we acquired an estimated $234.7 million of federal NOL carryovers which are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under IRC 382. We performed an IRC 382 study following the BDSI Acquisition in 2022 and concluded that there were ownership changes that occurred during the years 2006 and 2022 that would be subject to IRC 382 limitations. These IRC 382 annual limitations may limit our ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers, which may potentially limit our ability to reduce our future federal income tax liability by using these losses. Refer to Note 16, Income Taxes, for more information.

We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.

In March 2022, we entered into a $650.0 million secured term loan (the “2022 Term Loan”) pursuant to our Amended and Restated Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “2022 Loan Agreement”), of which $550.0 million in principal was outstanding as of March 31, 2023. In addition, we have $26.4 million in 2.625% Convertible Senior Notes due in 2026 (the “2026 Convertible Notes”) and $241.5 million in 2.875% Convertible Senior Notes due 2029 (the “2029 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”). We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, and among other things:

●	requiring the dedication of a substantial portion of our cash flows from operations to service our indebtedness, which will reduce the amount of cash available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
●	limiting our ability to obtain additional financing;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	exposing us to the risk of increased interest rates as certain of our borrowings, including the 2022 Term Loan, are at variable rates of interest;
●	diluting the interests of our existing shareholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes;
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital; and

●	increasing our vulnerability to downturns in our business, our industry or the economy in general, including any such downturn related to the impact of the COVID-19 pandemic.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recently, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Shortly after, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. Further, investor concerns regarding domestic or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial obligations, which could have material adverse impacts on our liquidity and our business, financial condition, or results of operations.

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

Xtampza ER was approved with label language describing abuse-deterrent properties of the formulation with respect to the nasal and IV routes of abuse, consistent with Guidance for Industry, “Abuse-Deterrent Opioids- Evaluation and Labeling.” In November 2017, the FDA approved a supplemental New Drug Application (“sNDA”) for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

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

If we are not successful in retaining sales and marketing personnel or in maintaining our sales and marketing infrastructure or if we do not preserve strategic alliances with marketing collaborators, agreements with contract sales organizations or collaboration arrangements, we will have difficulty in continuing to commercialize our products. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), sponsors of approved drugs must provide six months notice to the FDA of any changes in marketing status, such as the withdrawal of the drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

Additionally, our sales, marketing and distribution capabilities may continue to be hindered as a result of the COVID-19 outbreak. As the COVID-19 pandemic unfolded, and governmental and societal reactions to it evolved, our business was impacted by several trends, including depressed pain patient office visits compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with our products, and labor disruptions that impacted pain offices, which in turn impacted our access to, and quality of interactions with, such offices. Notwithstanding the fact that the

Department of Health and Human Services is planning for the federal public health emergency for COVID-19 to expire in May 2023, we expect the trends that emerged as a result of the pandemic to persist in the near to medium term. We will continue to equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations, whether in person or from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to continue successfully commercializing our products.

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

Physicians and others in the medical community, patients, and healthcare payors may not continue to accept and use our products, or accept and use any new products that we may develop or acquire. Acceptance and use of our products will depend on a number of factors including:

●	approved indications, warnings and precautions language that may be less desirable than competitive products;
●	perceptions of physicians and other healthcare community members of the safety and efficacy of our products;
●	perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology;
●	the availability of competitive products;
●	the pricing and cost-effectiveness of our products relative to competing products;
●	the potential and perceived advantages of our products over alternative treatments;
●	the convenience and ease of administration to patients of our products;
●	actual and perceived availability and quality of coverage and reimbursement for our products from government or other third-party payors;
●	negative publicity related to our products or negative or positive publicity related to our competitors’ products;
●	the prevalence and severity of adverse side effects;
●	policy initiatives by FDA, Department of Health and Human Services, U.S. Drug Enforcement Agency (“DEA”), or other federal or state agencies regarding opioids;
●	our ability to comply with the Opioid Analgesic REMS; and
●	the effectiveness of marketing and distribution efforts by us and any licensees and distributors.

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

Some of our products contain, and our future product candidates may contain, controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol, are both classified as Schedule II controlled substances under the Controlled Substances Act (“CSA”) and regulations of the DEA and the active ingredient in Belbuca, buprenorphine, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.

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

Once a New Drug Application (“NDA”), including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated New Drug Application (“ANDA”). The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Additionally, under FDORA, FDA will assign therapeutic equivalence ratings for certain prescription drugs approved via the Section 505(b)(2)

NDA pathway with respect to other approved drug products and it is unclear how assignment of these ratings will impact the market opportunity for our products. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore, to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. Refer to Note 15, Commitments and Contingencies, for more information. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.

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

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional costs, to qualify these sources. Our reliance on a limited number of vendors and, in particular, Patheon as our single manufacturer for Xtampza ER and Nucynta ER, exposes us to the following risks, any of which could impact commercialization of our products, result in higher costs, or deprive us of potential product revenues:

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

Our reliance on third parties reduces our control over our development and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require our products to be manufactured according to current good manufacturing practices (“cGMP”). Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to inspection deficiencies, a shortage of commercial product, or potential products liability exposure for any noncompliant distributed products. Such failure could also be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented greater than 90% of our product shipments for the year ended March 31, 2023. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

We have relied upon and plan to continue to rely upon contract research organizations (“CROs”) to monitor and manage data for any non-clinical and clinical programs that we may conduct in the future, including the OPC PMR studies discussed above. We rely on these parties for execution of our non-clinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs fail to comply with applicable good clinical practices (“GCP”) and other regulations, including as a result of any recent changes in such regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP requirements. While we have agreements governing the activities of our CROs, we have limited influence over their actual performance. Failure to comply with applicable regulations in the conduct of the clinical trials for our products would have an adverse impact on our commercial efforts.

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

In addition, other events or circumstances outside of our control, including macroeconomic conditions such as recession or depression, inflation, and declines in consumer-spending could result in reduced demand for our products. An economic downturn could result in business closures, higher levels of unemployment, or declines in consumer disposable income which could have an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients may make efforts to avoid or postpone seeking non-

essential medical care to allocate their resources to other priorities or essential items. These circumstances, in addition to the impact of geopolitical turmoil, social unrest, political instability, terrorism, cyberwarfare or other acts of war, may result in reduced demand for our products and negatively impact our sales, results of operations, and liquidity.

Litigation or regulatory action regarding opioid medications could negatively affect our business.

Beginning in 2018, lawsuits alleging damages related to opioids have been filed naming us as a defendant along with other manufacturers of prescription opioid medications. These lawsuits, filed in multiple jurisdictions, are brought by various local governments as well as private claimants, against various manufacturers, distributors and retail pharmacies. These lawsuits generally allege that we had engaged in improper marketing practices related to Xtampza ER and the Nucynta Products. In March 2022, we entered into a Master Settlement Agreement resolving 27 pending opioid-related lawsuits brought against us by cities, counties, and other subdivisions in the United States. As part of the Master Settlement Agreement, we paid $2.75 million to the plaintiffs and the cases were dismissed, with prejudice. In late March 2023, three new cases were filed in three federal courts, naming us as one of numerous defendants. The plaintiffs are a variety of municipalities in Florida, Georgia, and Ohio. These new complaints echo the allegations in the prior complaints that were dismissed or settled, as explained above. We have not yet been served with these complaints, and no schedule has been set.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of March 31, 2023, there were outstanding options to purchase an aggregate of 1,443,996 shares of our common stock at a weighted average exercise price of $19.24 per share, of which options to purchase 1,358,588 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

PURCHASE OF EQUITY SECURITIES

The following table sets forth shares of Common Stock repurchased under our Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended March 31, 2023:

Period	Total number of shares purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2023 through January 31, 2023	953		$26.08	—		$100,000
February 1, 2023 through February 28, 2023	287,640		26.75	—		100,000
March 1, 2023 through March 31, 2023	688		24.27	—		100,000
Total	289,281	(2)	$26.74	—	(2)	$100,000

(1)	The 2023 Repurchase Program was announced on January 4, 2023. The 2023 Repurchase Program provides for the repurchase of up to $100.0 million of outstanding shares of our common stock at any time or times through December 31, 2023. The 2023 Repurchase Program did not expire during the three months ended March 31, 2023, nor do we currently plan to terminate the 2023 Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

4.1	Indenture, dated as of February 10, 2023, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (1)
10.1

Second Amendment to Loan Agreement, dated as of February 6, 2023, Amended and Restated Loan Agreement, dated as of March 22, 2022, by and among Collegium Pharmaceutical, Inc., the guarantors party thereto, BioPharma Credit PLC, and Bio Pharma Credit Investments V (Master) LP, as lenders. (2)

31.1

Certification of Chief Executive Officer pursuant to Rules 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rules 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2023.
(2)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 4, 2023	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	May 4, 2023	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)