Form 10-Q
period 2023-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2023-08-03
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 34,734,056 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$283,749	$173,688
Marketable securities	41,721	—
Accounts receivable, net	167,479	183,119
Inventory	26,026	46,501
Prepaid expenses and other current assets	18,322	16,681
Total current assets	537,297	419,989
Property and equipment, net	18,040	19,521
Operating lease assets	6,452	6,861
Intangible assets, net	492,539	567,468
Restricted cash	1,047	2,547
Deferred tax assets	24,606	23,950
Other noncurrent assets	74	100
Goodwill	133,857	133,695
Total assets	$1,213,912	$1,174,131
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$2,420	$3,494
Accrued expenses	35,245	36,129
Accrued rebates, returns and discounts	213,089	230,491
Current portion of term notes payable	183,333	162,500
Current portion of operating lease liabilities	971	1,112
Total current liabilities	435,058	433,726
Term notes payable, net of current portion	309,898	397,578
Convertible senior notes	261,521	140,873
Operating lease liabilities, net of current portion	6,630	7,112
Total liabilities	1,013,107	979,289
Commitments and contingencies (refer to Note 16)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 37,953,398 issued and 34,717,575 outstanding shares at June 30, 2023 and 37,084,759 issued and 33,848,936 outstanding shares at December 31, 2022	38	37
Additional paid-in capital	548,492	538,073
Treasury stock, at cost; 3,235,823 shares at June 30, 2023 and 3,235,823 shares at December 31, 2022	(61,924)	(61,924)
Accumulated other comprehensive loss	(38)	—
Accumulated deficit	(285,763)	(281,344)
Total shareholders’ equity	200,805	194,842
Total liabilities and shareholders’ equity	$1,213,912	$1,174,131

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenues, net	$135,546	$123,549	$280,313	$207,300
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,257	33,684	54,156	50,016
Intangible asset amortization	37,463	37,501	74,929	56,424
Total cost of products revenues	61,720	71,185	129,085	106,440
Gross profit	73,826	52,364	151,228	100,860
Operating expenses
Research and development	—	—	—	3,983
Selling, general and administrative	38,193	41,254	90,968	95,782
Total operating expenses	38,193	41,254	90,968	99,765
Income from operations	35,633	11,110	60,260	1,095
Interest expense	(21,863)	(17,761)	(43,290)	(23,592)
Interest income	4,027	5	6,774	9
Loss on extinguishment of debt	—	—	(23,504)	—
Income (loss) before income taxes	17,797	(6,646)	240	(22,488)
Provision for (benefit from) income taxes	4,790	(1,455)	4,659	(4,228)
Net income (loss)	$13,007	$(5,191)	$(4,419)	$(18,260)

Earnings (loss) per share — basic	$0.38	$(0.15)	$(0.13)	$(0.54)
Weighted-average shares — basic	34,622,284	34,001,553	34,471,624	33,838,638

Earnings (loss) per share — diluted	$0.34	$(0.15)	$(0.13)	$(0.54)
Weighted-average shares — diluted	42,849,952	34,001,553	34,471,624	33,838,638

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$13,007	$(5,191)	$(4,419)	$(18,260)
Other comprehensive loss:
Unrealized losses on marketable securities	(38)	—	(38)	—
Total other comprehensive loss	(38)	—	(38)	—
Comprehensive income (loss)	$12,969	$(5,191)	$(4,457)	$(18,260)

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(4,419)	$(18,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	74,929	56,424
Depreciation expense	1,712	1,371
Deferred income taxes	(682)	(9,410)
Stock-based compensation expense	13,107	11,827
Non-cash lease (benefit) expense	(213)	429
Non-cash interest expense for amortization of debt discount and issuance costs	4,548	3,435
Loss on extinguishment of debt	23,504	—
Net amortization of premiums and discounts on investments	(98)	—
Changes in operating assets and liabilities:
Accounts receivable	15,640	(36,165)
Inventory	20,475	17,007
Prepaid expenses and other assets	(1,749)	245
Accounts payable	(1,075)	2,426
Accrued expenses	(884)	(7,659)
Accrued rebates, returns and discounts	(17,402)	(6,538)
Operating lease assets and liabilities	—	4
Net cash provided by operating activities	127,393	15,136
Investing activities
Purchases of property and equipment	(232)	(569)
Acquisition of BDSI (net of cash acquired)	—	(572,069)
Purchases of marketable securities	(41,661)	—
Net cash used in investing activities	(41,893)	(572,638)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	169	203
Proceeds from the exercise of stock options	5,099	4,806
Payments made for employee stock tax withholdings	(7,956)	(3,893)
Repayment of term notes	(70,833)	(25,000)
Proceeds from term note modification	—	517,682
Proceeds from issuances of 2029 Convertible Notes, net of issuance costs of $6,280	235,220	—
Repurchase of 2026 Convertible Notes, including premium	(138,638)	—
Net cash provided by financing activities	23,061	493,798

Net increase (decrease) in cash, cash equivalents and restricted cash	108,561	(63,704)
Cash, cash equivalents and restricted cash at beginning of period	176,235	188,973
Cash, cash equivalents and restricted cash at end of period	$284,796	$125,269

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$283,749	$122,722
Restricted cash	1,047	2,547
Total cash, cash equivalents and restricted cash	$284,796	$125,269

Supplemental disclosure of cash flow information
Cash paid for interest	$37,187	$17,752
Cash paid for income taxes	$10,011	$6,776

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued expenses	$—	$105

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

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to continue successfully commercializing products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, product-related litigation, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation. As the COVID-19 pandemic unfolded, and governmental and societal reactions to it evolved, the Company’s business was impacted by several trends, including depressed pain patient office visits compared to pre-COVID periods. Notwithstanding the fact that the federal public health emergency for COVID-19 expired in May 2023 in the United States, the Company expects the trends that emerged as a result of the pandemic to persist in the near to medium term.

The Company believes that its cash and cash equivalents at June 30, 2023, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for at least one year from the date the consolidated financial statements were issued.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Marketable Securities

As of June 30, 2023, the Company’s marketable securities consisted of investments in available-for-sale corporate debt, U.S. Treasury, and government-sponsored securities with readily determinable fair values. The Company classifies available-for-sale marketable securities as current assets on its condensed consolidated balance sheets. The fair value of these securities is based on quoted prices for identical assets or inputs other than quoted prices that are observable for similar assets, either directly or indirectly.

The Company records interest earned and net amortization of premiums and discounts on investments within interest income on the condensed consolidated statements of operations. The Company records unrealized gains (losses) on available-for-sale debt securities as a component of Accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity on its consolidated balance sheets, until such gains and losses are realized. Realized gains and losses are determined using the specific identification method.

For available-for-sale debt securities in unrealized loss positions, the Company is required to assess whether to record an allowance for credit losses using an expected loss model. A credit loss is limited to the amount by which the amortized cost of an investment exceeds its fair value. A previously recognized credit loss may be decreased in subsequent periods if the Company’s estimate of fair value for the investment increases. To determine whether to record a credit loss, the Company considers issuer specific credit ratings and historical losses as well as current economic conditions and expectations for future economic conditions.

There were no other changes in the Company’s significant accounting policies from those described in the Company’s Annual Report.

Subsequent Events

In July 2023, the Company’s Board of Directors authorized an accelerated share repurchase program to repurchase $50,000 of the Company’s common stock, as part of the $100,000 repurchase program authorized in January 2023.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.

Following the cessation of the London Interbank Offered Rate (“LIBOR”) in the United States on June 30, 2023, the Company elected to apply the optional expedient provided in FASB Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting prospectively. Thus, debt previously referenced to LIBOR was transitioned to the Secured Overnight Financing Rate (“SOFR”) effective July 1, 2023, however, such transition did not have a material effect on the Company’s consolidated financial statements.

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

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions, including (i) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (ii) product returns, including return estimates; and, (iii) trade allowances and chargebacks, including fees for distribution services, prompt pay discounts, and chargebacks. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect the expected amount of consideration to which the Company is entitled based on the terms of the contract. In addition, the Company made a policy election to exclude from the measurement of the transaction price all taxes that are assessed by a governmental authority that are imposed on revenue-producing transactions.

The Company bases its estimates of variable consideration, which could include estimates of future rebates, returns, and other adjustments, on historical data and other information. Estimates include: (i) timing of the rebates and returns incurred; (ii) pricing adjustments related to rebates and returns; and (iii) the quantity of product that will be rebated or returned in the future. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period.

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

Significant judgment is required to determine the variable consideration included in the transaction price as described above. Adjustments to the estimated variable consideration included in the transaction price occur when new information indicates that the estimate should be revised. If the value of accepted and processed claims is different than the amount estimated and included in variable consideration, then adjustments would impact product revenues, net and earnings in the period such revisions become known. The amount of variable consideration ultimately received and included in the transaction price may materially differ from the Company’s estimates, resulting in additional adjustments recorded to increase or decrease product revenues, net.

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2023 and 2022:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	211,709	20,958	73,382
Changes in estimate related to prior period sales	(1,623)	1,230	593
Credits/payments made	(227,167)	(22,509)	(73,076)
Balance at June 30, 2023	$139,856	$73,233	$22,957

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance at December 31, 2021	$142,379	$54,617	$13,226
Acquired from BDSI	38,074	18,187	7,575
Provision related to current period sales	233,089	16,675	59,211
Changes in estimate related to prior period sales	(481)	—	(37)
Credits/payments made	(244,356)	(11,465)	(52,939)
Balance at June 30, 2022	$168,705	$78,014	$27,036

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Consolidated Balance Sheets.

As of June 30, 2023, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Belbuca	$43,136	$42,301	$87,348	$45,611
Xtampza ER	41,245	33,190	89,114	64,708
Nucynta IR	28,158	26,554	56,057	55,889
Nucynta ER	19,171	17,077	40,307	36,340
Symproic	3,836	3,860	7,487	4,160
Other	—	567	—	592
Total product revenues, net	$135,546	$123,549	$280,313	$207,300

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$13,007	$(5,191)	$(4,419)	$(18,260)
Adjustment for interest expense recognized on convertible senior notes	1,677	—	—	—
Net income (loss) - diluted	$14,684	$(5,191)	$(4,419)	$(18,260)
Denominator:
Weighted-average shares outstanding — basic	34,622,284	34,001,553	34,471,624	33,838,638
Effect of dilutive securities:
Stock options	236,426	—	—	—
Restricted stock units	481,478	—	—	—
Employee stock purchase plan	660	—	—	—
Convertible senior notes	7,509,104	—	—	—
Weighted average shares outstanding — diluted	42,849,952	34,001,553	34,471,624	33,838,638

Earnings (loss) per share — basic	$0.38	$(0.15)	$(0.13)	$(0.54)
Earnings (loss) per share — diluted	$0.34	$(0.15)	$(0.13)	$(0.54)

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 and 2029 in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	751,930	2,230,895	1,368,968	2,230,895
Restricted stock units	1,073,613	2,024,634	2,522,025	2,024,634
Performance share units	503,880	447,770	503,880	447,770
Warrants	—	1,041,667	—	1,041,667
Convertible senior notes	—	4,925,134	7,509,104	4,925,134

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2023 and 2022.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument at June 30, 2023 and December 31, 2022:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Cash equivalents:
Money market funds	$123,095	$123,095	$—	$—
U.S. Treasury securities	5,977	—	5,977	—
Marketable securities:
Corporate debt securities	16,922	—	16,922	—
U.S. Treasury securities	21,622	—	21,622	—
Government-sponsored securities	3,177	—	3,177	—
Total assets measured at fair value	$170,793	$123,095	$47,698	$—

December 31, 2022
Cash equivalents:
Money market funds	$172,590	$172,590	$—	$—
Total assets measured at fair value	$172,590	$172,590	$—	$—

The Company’s cash equivalents and marketable securities are measured at fair value on a recurring basis using quoted market prices.

Assets and Liabilities Not Carried at Fair Value

As of June 30, 2023, the fair value of the Company's 2.625% convertible senior notes due in 2026 was $25,033 and the fair value of the Company's 2.875% convertible senior notes due in 2029 was $208,415, which were estimated utilizing market quotations, and are considered Level 2.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of June 30, 2023, the outstanding principal balance of the term notes of $504,167 reasonably approximated the estimated fair value.

As of June 30, 2023, and December 31, 2022, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

8. Marketable Securities

Available-for-sale debt securities were classified on the condensed consolidated balance sheets at fair value as follows:

June 30,
2023
Cash and cash equivalents	$5,977
Marketable securities	41,721
Total	$47,698

The following table summarizes the available-for-sale securities held as of June 30, 2023:

	Amortized Cost	Gross Unrealized (Losses) Gains	Fair Value
Corporate debt securities	$16,962	$(40)	$16,922
U.S. Treasury securities	27,592	7	27,599
Government-sponsored securities	3,182	(5)	3,177
Total	$47,736	$(38)	$47,698

The following table summarizes the contractual maturities of available-for-sale securities as of June 30, 2023:

June 30,
2023
Matures within one year	$41,354
Matures after one year through five years	6,344
Total	$47,698

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three and six months ended June 30, 2023. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of June 30, 2023.

The Company did not hold marketable securities as of December 31, 2022.

There were no sales of marketable securities during the three and six months ended June 30, 2023 or 2022. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

9. Inventory

Inventory as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$6,027	$5,600
Work in process	7,467	24,672
Finished goods	12,532	16,229
Total inventory	$26,026	$46,501

The aggregate charges related to excess and obsolete inventory for the three and six months ended June 30, 2023 was $155 and $1,061, respectively. These expenses were recorded as a component of cost of product revenues. The aggregate charges related to excess and obsolete inventory for the three and six months ended June 30, 2022 were immaterial.

10. Goodwill and Intangible Assets

The following tables summarizes the changes in the carrying amount of goodwill:

Amount
Balance at December 31, 2022	$133,695
Goodwill resulting from acquisitions	—
Measurement period adjustments from BDSI Acquisition	162
Balance at June 30, 2023	$133,857

The Company’s goodwill resulted from the BDSI Acquisition. Refer to Note 4, Acquisitions.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of June 30, 2023 and December 31, 2022:

		June 30, 2023			December 31, 2022
	Amortization Period (Years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Belbuca	4.8	$360,000	$(96,123)	$263,877	$360,000	$(58,428)	$301,572
Nucynta Products	8.0	521,170	(353,219)	167,951	521,170	(319,628)	201,542
Symproic	9.6	70,000	(9,289)	60,711	70,000	(5,646)	64,354
Elyxyb	—	—	—	—	5,000	(5,000)	—
Total intangibles		$951,170	$(458,631)	$492,539	$956,170	$(388,702)	$567,468

The following table presents amortization expense recognized in cost of product revenues for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Belbuca	$18,846	$18,796	$37,695	$20,733
Nucynta Products	16,795	16,796	33,591	33,591
Symproic	1,822	1,821	3,643	2,003
Elyxyb	—	88	—	97
Total amortization expense	$37,463	$37,501	$74,929	$56,424

As of June 30, 2023, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Belbuca	Nucynta Products	Symproic	Total
2023	$37,698	$33,590	$3,642	$74,930
2024	75,393	67,181	7,285	149,859
2025	75,393	67,180	7,285	149,858
2026	75,393	—	7,285	82,678
2027	—	—	7,285	7,285
Thereafter	—	—	27,929	27,929
Remaining amortization expense	$263,877	$167,951	$60,711	$492,539

11. Accrued Expenses

Accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued royalties	$14,287	$13,770
Accrued product taxes and fees	4,490	4,352
Accrued interest	2,959	1,410
Accrued bonuses	2,669	6,347
Accrued payroll and related benefits	1,732	1,208
Accrued incentive compensation	1,376	1,507
Accrued sales and marketing	1,274	2,130
Accrued audit and legal	1,213	1,957
Accrued other operating costs	5,245	3,448
Total accrued expenses	$35,245	$36,129

12. Term Notes Payable

2022 Term Loan

On March 22, 2022, in connection with the closing of the BDSI Acquisition, the Company entered into an Amended and Restated Loan Agreement by and among the Company, and BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”), as amended (the “2022 Loan Agreement”). The 2022 Loan Agreement provided for a $650,000 secured term loan (the “2022 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes and fund a portion of the consideration to be paid to complete the BDSI Acquisition. The 2022 Loan Agreement was accounted for as a debt modification and transaction fees of $173 were expensed. In connection with the 2022 Loan Agreement, the Company paid loan commitment and other fees to the lender of $19,818, which together with preexisting debt issuance costs and note discounts of $2,049 will be amortized over the term of the loan using the effective interest rate.

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of the assets of the Company and its material domestic subsidiaries. Prior to the cessation of LIBOR on June 30, 2023, the 2022 Term Loan bore interest at a rate based upon LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. On June 23, 2023, the Company entered into an amendment to the 2022 Loan Agreement to adjust the interest terms of the 2022 Term Loan to transition from LIBOR to SOFR in anticipation of the cessation of LIBOR. Effective July 1, 2023, the 2022 Term Loan bears interest at a rate based upon SOFR plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. As of June 30, 2023, the interest rate was 12.9%. The Company paid $100,000 in principal payments under the 2022 Term Loan during the first year and the remaining $550,000 balance is required to be paid in equal quarterly installments over the remaining three years.

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

During the three and six months ended June 30, 2023, the Company recognized interest expense of $19,651 and $39,330, respectively, related to the 2022 Term Loan. During the three and six months ended June 30, 2022, the Company recognized interest expense of $16,591 and $18,414, respectively, related to the 2022 Term Loan.

As of June 30, 2023, future required principal repayments under the 2022 Term Loan are as follows:

Years ended December 31,	Principal Payments
2023	$91,667
2024	183,333
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$504,167
Less: unamortized discount and issuance costs	(10,936)
Term notes carrying value	$493,231

13. Convertible Senior Notes

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

As of June 30, 2023, none of the above circumstances had occurred and as such, the 2026 Convertible Notes could not have been converted.

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

Repurchase of a Portion of the 2026 Convertible Notes

Contemporaneously with the offering of the 2029 Convertible Notes (as defined below), the Company entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117,400 aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140,100 of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2026 Convertible Notes participating in the issuance of the 2029 Convertible Notes. Accordingly, the Company evaluated the transaction for modification or extinguishment accounting in accordance with Accounting Standards Codification (“ASC”) 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2026 Convertible Notes and issuance of the 2029 Convertible Notes were deemed to have substantially different terms based on the present value of the cash flows immediately prior to and after the exchange. Therefore, the repurchase of the 2026 Convertible Notes was accounted for as a debt extinguishment. The Company recorded a $23,504 loss on early extinguishment of debt on the Condensed Consolidated Statements of Operations during the three months ending March 31, 2023, which includes the recognition of previously deferred financing costs of $2,264. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2026 Convertible Notes as of June 30, 2023 was $26,350.

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

As of June 30, 2023, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) are classified on the Condensed Consolidated Balance Sheets as of June 30, 2023 as convertible senior notes.

As of June 30, 2023, the outstanding balance of the Convertible Notes consisted of the following:

	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
Principal	$26,350	$241,500	$267,850
Less: unamortized issuance costs	(443)	(5,886)	(6,329)
Net carrying amount	$25,907	$235,614	$261,521

The Company determined the expected life of the 2026 Convertible Notes and 2029 Convertible Notes was equal to the six-year term of each. The effective interest rate on the 2026 Convertible Notes and 2029 Convertible Notes is 3.34% and 3.28%, respectively. As of June 30, 2023, the if-converted value did not exceed the remaining principal amount of the Convertible Notes.

The following table presents the total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,909	$943	$3,388	$1,887
Amortization of debt issuance costs	298	226	561	449
Total interest expense	$2,207	$1,169	$3,949	$2,336

As of June 30, 2023, the future minimum payments on the Convertible Notes were as follows:

Years ended December 31,	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
2023	$346	$3,568	$3,914
2024	692	6,943	7,635
2025	692	6,943	7,635
2026	26,696	6,943	33,639
2027	—	6,943	6,943
Thereafter	—	251,915	251,915
Total minimum payments	$28,426	$283,255	$311,681
Less: interest	(2,076)	(41,755)	(43,831)
Less: unamortized issuance costs	(443)	(5,886)	(6,329)
Convertible Notes carrying value	$25,907	$235,614	$261,521

14. Equity

The changes in shareholders’ equity for the three and six months ended June 30, 2023 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2022	37,084,759	$37	$538,073	(3,235,823)	$(61,924)	$(281,344)	$—	$194,842
Exercise of common stock options	234,132	—	3,848	—	—	—	—	3,848
Issuance for employee stock purchase plan	11,329	—	169	—	—	—	—	169
Vesting of RSUs and PSUs	775,904	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(289,281)	—	(7,736)	—	—	—	—	(7,736)
Stock-based compensation	—	—	6,035	—	—	—	—	6,035
Net loss	—	—	—	—	—	(17,426)	—	(17,426)
Balance, March 31, 2023	37,816,843	$38	$540,389	(3,235,823)	$(61,924)	$(298,770)	$—	$179,733
Exercise of common stock options	72,405	—	1,251	—	—	—	—	1,251
Vesting of RSUs and PSUs	73,805	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(9,655)	—	(220)	—	—	—	—	(220)
Stock-based compensation	—	—	7,072	—	—	—	—	7,072
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	—	13,007	—	13,007
Balance, June 30, 2023	37,953,398	$38	$548,492	(3,235,823)	$(61,924)	$(285,763)	$(38)	$200,805

The changes in shareholders’ equity for the three and six months ended June 30, 2022 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$202,928
Exercise of common stock options	190,074	—	3,261	—	—	—	3,261
Issuance for employee stock purchase plan	13,421	—	203	—	—	—	203
Vesting of RSUs and PSUs	563,050	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(191,667)	—	(3,382)	—	—	—	(3,382)
Share repurchases	—	—	5,000	(307,132)	(5,000)	—	—
Stock-based compensation	—	—	6,135	—	—	—	6,135
Net loss	—	—	—	—	—	(13,069)	(13,069)
Balance, March 31, 2022	36,380,997	$36	$513,312	(2,457,849)	$(47,861)	$(269,411)	$196,076
Exercise of common stock options	102,283	—	1,545	—	—	—	1,545
Vesting of RSUs and PSUs	111,056	1	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(26,506)	—	(511)	—	—	—	(511)
Stock-based compensation	—	—	5,692	—	—	—	5,692
Net loss	—	—	—	—	—	(5,191)	(5,191)
Balance, June 30, 2022	36,567,830	$37	$520,038	(2,457,849)	$(47,861)	$(274,602)	$197,612

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of June 30, 2023, there were 1,846,667 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 15, Stock-based Compensation, for more information.

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

As of June 30, 2023, the Company has not yet repurchased shares under the 2023 Repurchase Program. Thus, $100,000 remained available for share repurchases under the 2023 Repurchase Program as of June 30, 2023.

15. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the six months ended June 30, 2023 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2022	447,770	$28.71
Granted	216,500	38.71
Vested	(223,170)	27.99
Forfeited	—	—
Performance adjustment	62,780	27.14
Outstanding at June 30, 2023	503,880	$33.13

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the six months ended June 30, 2023, and 2022 was $38.71 and $24.12, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the six months ended June 30, 2023. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the six months ended June 30, 2023 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2022	2,047,571	$19.67
Granted	1,248,207	26.33
Vested	(626,539)	20.03
Forfeited	(147,214)	21.62
Outstanding at June 30, 2023	2,522,025	$22.76

The weighted-average grant date fair value per share of RSUs granted for the six months ended June 30, 2023 and 2022 was $26.33 and $17.48, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the six months ended June 30, 2023, and 2022 was $16,480 and $9,697, respectively.

Stock Options

A summary of the Company’s stock option activity for the six months ended June 30, 2023 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding at December 31, 2022	1,683,805	$18.84	5.5	$7,953
Exercised	(306,537)	16.58
Cancelled	(8,300)	18.80
Outstanding at June 30, 2023	1,368,968	$19.35	5.0	$4,411
Exercisable at June 30, 2023	1,308,248	$19.30	4.9	$4,345

There were no stock options granted during the six months ended June 30, 2023 and 2022.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the six months ended June 30, 2023, 11,329 shares of common stock were purchased for total proceeds of $169. The expense for the three months ended June 30, 2023 and 2022 was $55 and $28, respectively. The expense for the six months ended June 30, 2023 and 2022 was $101 and $60, respectively.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$—	$—	$—	$1,591
Selling, general and administrative	7,072	5,692	13,107	10,236
Total stock-based compensation expense	$7,072	$5,692	$13,107	$11,827

At June 30, 2023, there was approximately $57,292 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

16. Commitments and Contingencies

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

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of any appeal of the PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion. On November 19, 2021, the PTAB (i) denied Purdue’s motion to terminate the PGR and (ii) issued its Final Written Decision, finding that claims 1-17 of the ʼ961 patent were invalid for lack of written description and anticipation. On December 17, 2021, Purdue filed a Request for Director Review. That request was denied on February 7, 2022. On February 16, 2022, Purdue filed a Federal Circuit notice of appeal. On April 12, 2022, the Company filed a Motion to Dismiss the Appeal as Untimely. On May 20, 2022, the Federal Circuit denied the Motion to Dismiss and directed the parties to address jurisdiction during merits briefing. Oral arguments in the appeal are scheduled for September 5, 2023.

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

Like the prior follow-on lawsuits, the ’434 patent litigation was consolidated into the lead case and a scheduling order was entered. On October 5, 2021, the Court held a claim construction hearing for the ʼ961 patent and the ʼ434 patent. On May 15, 2023, the Court issued an order that (i) vacated the existing deadlines with respect to the ʼ933, ʼ919, and ʼ434 patents and stayed the case pending the Federal Circuit’s decision in a different litigation that invalidated certain claims of the ʼ933 and ʼ919 patents and (ii) continued the existing stay concerning the ʼ961 patent pending Purdue’s appeal of the PTAB’s order invalidating that patent. The Court has not set a deadline for dispositive motions or trial.

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

17. Income Taxes

The Company is subject to U.S. federal and state income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period in which they occur.

The following table presents information regarding the Company’s income tax expense (benefit) recognized for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for (benefit from) income taxes	$4,790	$(1,455)	$4,659	$(4,228)
Effective tax rate	26.9%	21.9%	1,941.3%	18.8%

The provision for income taxes for the three months ended June 30, 2023 reflects the estimated annual effective tax rate as adjusted for discrete tax benefits from excess tax benefits from equity compensation awards. The provision for income taxes for the six months ended June 30, 2023 was impacted by discrete nondeductible costs associated with the debt extinguishment that occurred in the three months ended March 31, 2023, partially offset by excess tax benefits related to stock compensation. The nondeductible costs from the debt extinguishment were $21,238.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of June 30, 2023.

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

OVERVIEW

We are building a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. We commercialize our pain portfolio, consisting of Xtampza ER, the Nucynta Products, Belbuca, and Symproic, in the United States.

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

Outlook

We believe that our cash and cash equivalents at June 30, 2023, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

As the COVID-19 pandemic unfolded, and governmental and societal reactions to it evolved, our business was impacted by several trends, including depressed pain patient office visits compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with our products, and labor disruptions that impacted pain offices, which in turn impacted our access to, and quality of interactions with, such offices. Notwithstanding the fact that the federal public health emergency for COVID-19 expired in May 2023 in the United States, we expect the trends that emerged as a result of the pandemic to persist in the near to medium term.

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

There were no changes in our critical accounting policies from those described in our Annual Report.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Product revenues, net	$135,546	$123,549	$280,313	$207,300
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,257	33,684	54,156	50,016
Intangible asset amortization	37,463	37,501	74,929	56,424
Total cost of products revenues	61,720	71,185	129,085	106,440
Gross profit	73,826	52,364	151,228	100,860
Operating expenses
Research and development	—	—	—	3,983
Selling, general and administrative	38,193	41,254	90,968	95,782
Total operating expenses	38,193	41,254	90,968	99,765
Income from operations	35,633	11,110	60,260	1,095
Interest expense	(21,863)	(17,761)	(43,290)	(23,592)
Interest income	4,027	5	6,774	9
Loss on extinguishment of debt	—	—	(23,504)	—
Income (loss) before income taxes	17,797	(6,646)	240	(22,488)
Provision for (benefit from) income taxes	4,790	(1,455)	4,659	(4,228)
Net income (loss)	$13,007	$(5,191)	$(4,419)	$(18,260)

Comparison of the three months ended June 30, 2023 and June 30, 2022

Product revenues, net

Product revenues, net were $135.5 million for the three months ended June 30, 2023 (the “2023 Quarter”), compared to $123.5 million for the three months ended June 30, 2022 (the “2022 Quarter”). The $12.0 million increase is primarily due to increases in revenue for Xtampza ER of $8.0 million, the Nucynta Products of $3.7 million, and Belbuca of $0.8 million, partially offset by decreases in other revenue of $0.5 million.

The increase in revenue for Xtampza ER of $8.0 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and an increase in gross price, partially offset by decreased sales volume and higher gross-to-net adjustments related to provisions for returns.

The increase in revenue for the Nucynta Products of $3.7 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and an increase in gross price, partially offset by decreased sales volume and higher gross-to-net adjustments related to provisions for returns.

The increase in revenue for Belbuca in the 2023 Quarter of $0.8 million is primarily due to increases in sales volume and an increase in gross price, offset by higher gross-to-net adjustments primarily related to provisions for chargebacks.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $24.3 million for the 2023 Quarter, compared to $33.7 million for the 2022 Quarter. The $9.4 million decrease was primarily related to the 2022 Quarter including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI combined with lower sales volume for Xtampza and the Nucynta Products.

Intangible asset amortization of $37.5 million was materially consistent in the 2023 Quarter compared to the 2022 Quarter. Intangible asset amortization expense is recognized in connection with our intangible assets. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Selling, general and administrative expenses were $38.2 million for the 2023 Quarter, compared to $41.3 million for the 2022 Quarter. The $3.1 million decrease was primarily related to:

●	a decrease in acquisition related expenses of $3.6 million;
●	a decrease in audit and legal expenses of $1.3 million, primarily due to lower litigation related expenses; partially offset by
●	an increase in salaries, wages, and benefits of $1.6 million.

Interest expense and Interest income

Interest expense was $21.9 million for the 2023 Quarter, compared to $17.8 million for the 2022 Quarter. The $4.1 million increase was primarily due to higher interest rates impacting our variable rate term loan debt as well as higher interest expense due to the 2029 Convertible Notes.

Interest income was $4.0 million for the 2023 Quarter, compared to $5,000 for the 2022 Quarter. The $4.0 million increase was primarily due to an increase in interest rates earned on cash equivalents and marketable securities due to a higher overall balance invested in the 2023 Quarter compared to the 2022 Quarter.

Taxes

The provision for income taxes was $4.8 million for the 2023 Quarter, compared to a benefit from income taxes of $1.5 million for the 2022 Quarter. The tax provision for the 2023 Quarter primarily reflects federal and state income taxes incurred from net income. The tax benefit for the 2022 Quarter reflects the tax benefit from the net loss, as well as the impact of discrete nondeductible transaction costs and excess tax benefits.

Comparison of the six months ended June 30, 2023 and June 30, 2022

Product revenues, net

Product revenues, net were $280.3 million for the six months ended June 30, 2023 (the “2023 Period”), compared to $207.3 million for the six months ended June 30, 2022 (the “2022 Period”). The $73.0 million increase is primarily due to increases in revenue for Belbuca of $41.7 million, Xtampza ER of $24.4 million, the Nucynta Products of $4.1 million, and Symproic of $3.3 million.

The increase in revenue for Belbuca of $41.7 million and Symproic of $3.3 million is primarily due to six months of revenue in the 2023 Period compared to approximately four months of revenue in the 2022 Period due to the timing of the BDSI Acquisition.

The increase in revenue for Xtampza ER of $24.4 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and an increase in gross price, partially offset by decreased sales volume and higher gross-to-net adjustments related to provisions for returns.

The increase in revenue for the Nucynta Products of $4.1 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and an increase in gross price, partially offset by decreased sales volume and higher gross-to-net adjustments related to provisions for returns.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $54.2 million for the 2023 Period, compared to $50.0 million for the 2022 Period. The $4.2 million increase was primarily related to the 2023 Period including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI, combined with an increase in royalties and cost of product revenues for products acquired from BDSI due to six months of revenue in the 2023 Period compared to approximately four months in the 2022 Period. This increase was partially offset by lower cost of product revenues primarily due to lower sales volume for Xtampza and the Nucynta Products.

Intangible asset amortization was $74.9 million for the 2023 Period, compared to $56.4 million for the 2022 Period. The $18.5 million increase in intangible asset amortization was due to six months of amortization expense recognized in the 2023 Period related to the intangible assets acquired from BDSI of which $435.0 million of consideration was allocated to our acquired intangible assets, compared to approximately four months of amortization expense in the 2022 Period. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

We did not recognize research and development expenses in the 2023 Period, compared to $4.0 million recognized in the 2022 Period. The $4.0 million decrease was due to redirection of resources from research and development activities during 2022 as we shifted our focus to supporting our commercial products rather than research and development.

Selling, general and administrative expenses were $91.0 million for the 2023 Period, compared to $95.8 million for the 2022 Period. The $4.8 million decrease was primarily related to:

●	a decrease in acquisition related expenses classified as selling, general and administrative of $30.0 million;
●	an increase in salaries, wages, and benefits of $8.5 million primarily due to increases in personnel costs for employees retained following the BDSI Acquisition;
●	an increase in audit and legal expenses of $8.1 million, primarily due to an $8.5 million litigation settlement;
●	an increase in sales and marketing expenses of $7.2 million, primarily due to expenses incurred to support the ongoing commercialization of products acquired from BDSI; and
●	an increase in regulatory expenses of $1.3 million, primarily due to six months of expenses related to products acquired from BDSI.

Interest expense and Interest income

Interest expense was $43.3 million for the 2023 Period, compared to $23.6 million for the 2022 Period. The $19.7 million increase was primarily due to the 2022 Term Loan that we entered into in connection with the BDSI Acquisition, higher interest rates impacting our variable rate term loan debt, and higher interest expense due to the 2029 Convertible Notes.

Interest income was $6.8 million for the 2023 Period, compared to $9,000 for the 2022 Period. The $6.8 million increase was primarily due to an increase in interest rates earned on cash equivalents and marketable securities due to a higher overall balance invested in the 2023 Period compared to the 2022 Period.

Taxes

The provision for income taxes was $4.7 million for the 2023 Period, compared to a benefit from income taxes of $4.2 million for the 2022 Period. The tax provision for the 2023 Period was impacted by discrete nondeductible costs associated with the debt extinguishment that occurred in the first quarter of 2023, partially offset by excess tax benefits related to stock-based compensation. The tax benefit for the 2022 Period reflects the tax benefit from the net loss, which includes the impact of discrete nondeductible transaction costs and excess tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Historically, we have funded our operations primarily through the private placements and/or public offerings of our preferred stock, common stock, and convertible notes; commercial bank debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Belbuca, Xtampza, and the Nucynta Products.

As of June 30, 2023, we had total cash, cash equivalents and marketable securities of $325.5 million, which represented an increase of $151.8 million from $173.7 million as of December 31, 2022. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash inflows from sales of our products as our primary sources of liquidity.

In March 2022, our debt balance increased significantly as we modified our 2020 Term Loan with Pharmakon to an increased principal balance of $650.0 million to fund a portion of the consideration paid to complete the BDSI Acquisition. We paid $100.0 million in principal payments during the first year of the 2022 Term Loan. The remaining $550.0 million balance is required to be paid in equal quarterly installments over the remaining three years of the term note. As of June 30, 2023, the outstanding principal balance of the 2022 Term Loan was $504.2 million, of which $183.3 million in principal payments are due within the next twelve months. As of June 30, 2023, the outstanding principal balance of our 2026 Convertible Notes and 2029 Convertible Notes was $26.4 million and $241.5 million, respectively. The outstanding principal balance of the 2026 Convertible Notes and 2029 Convertible Notes is not due until 2026 and 2029, respectively.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2023 together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

The following transactions represent our material borrowing arrangements and equity offerings.

2022 Term Loan

On March 22, 2022, in connection with the closing of the BDSI Acquisition, we entered into the 2022 Loan Agreement. The 2022 Loan Agreement provided for the $650.0 million secured 2022 Term Loan, the proceeds of which were used to repay our existing term notes and fund a portion of the consideration to be paid to complete the BDSI Acquisition. The 2022 Loan Agreement was accounted for as a debt modification and transaction fees of $173,000 were expensed. In connection with the 2022 Loan Agreement, we paid loan commitment and other fees to the lender of $19.8 million, which together with preexisting debt issuance costs and note discounts of $2.0 million will be amortized over the term of the loan using the effective interest rate. Refer to Note 12, Term Notes Payable, for more information.

2026 Convertible Notes

On February 13, 2020, we issued the 2026 Convertible Notes in the aggregate principal amount of $143.8 million, in a public offering registered under the Securities Act of 1933, as amended. The 2026 Convertible Notes were issued in connection with funding the acquisition of the Nucynta Products. Some of our existing investors participated in the convertible notes offering. The 2026 Convertible Notes are senior, unsecured obligations and accrue interest at a rate of 2.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted.

On February 10, 2023, we entered into privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117.4 million aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140.1 million of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. After giving effect to the repurchase, the outstanding principal balance of the 2026 Convertible Notes as of June 30, 2023 is $26.4 million. There are no principal repayment obligations due within the next twelve months. Refer to Note 13, Convertible Senior Notes, for more information.

2029 Convertible Notes

On February 10, 2023, we issued the 2029 Convertible Notes in the aggregate principal amount of $241.5 million, in a private offering to qualified institutional buyers pursuant to Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. The 2029 Convertible Notes were issued to finance the concurrent repurchase of a portion of the 2026 Convertible Notes, and the remainder of the net proceeds may be used for general corporate purposes.

The 2029 Convertible Notes are senior, unsecured obligations and accrue interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Convertible Notes will mature on February 15, 2029, unless earlier repurchased, redeemed or converted. The outstanding principal balance of the 2029 Convertible Notes as of June 30, 2023 is $241.5 million. There are no principal repayment obligations due within the next twelve months. Refer to Note 13, Convertible Senior Notes, for more information.

Cash Flows

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$127,393	$15,136
Net cash used in investing activities	(41,893)	(572,638)
Net cash provided by financing activities	23,061	493,798
Net increase (decrease) in cash, cash equivalents and restricted cash	$108,561	$(63,704)

Operating activities. Cash provided by operating activities was $127.4 million for the 2023 Period, compared to $15.1 million for the 2022 Period. The $112.3 million increase was primarily due to the increase in cash flow from operating results, which reflects operating earnings, after adjustment for non-cash items that are included in net loss, including higher intangible asset amortization as a result of the BDSI Acquisition and recognition of a loss on extinguishment of debt in connection with the repurchase of a portion of our 2026 Convertible Notes.

Investing activities. Cash used in investing activities was $41.9 million for the 2023 Period, compared to $572.6 million for the 2022 Period. The $530.7 million decrease was primarily due to the use of $572.1 million for the BDSI Acquisition, net of cash acquired, in the 2022 Period partially offset by purchases of marketable securities in the 2023 Period.

Financing activities. Cash provided by financing activities was $23.1 million for the 2023 Period, compared to $493.8 million for the 2022 Period. The $470.7 million decrease was primarily due to the repayment of the outstanding balance of the 2020 Term Loan and establishment of the 2022 Term Loan in connection with the BDSI Acquisition, which was accounted for as a debt modification and resulted in $517.7 million in proceeds from the term note modification in the 2022 Quarter, partially offset by the repurchase of a portion of our 2026 Convertibles Notes and issuance of our 2029 Convertible Notes which resulted in net proceeds of $96.6 million in the 2023 Quarter.

Funding Requirements

We believe that our cash and cash equivalents as of June 30, 2023, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have significant future capital requirements, including:

●	expected operating expenses to manufacture and commercialize our products and to operate our organization;
●	repayment of outstanding principal amounts and interest in connection with our 2022 Term Loan and Convertible Notes;
●	royalties we pay on sales of certain products within our portfolio;
●	operating lease obligations;
●	minimum purchase obligations in connection with our contract manufacturer; and
●	cash paid for income taxes.

In addition, we have significant potential future capital requirements, including:

●	we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital; and
●	as of June 30, 2023, we had $100.0 million remaining in authorization under our 2023 Repurchase Program.

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

There are several limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business; and
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP net income (loss)	$13,007	$(5,191)	$(4,419)	$(18,260)
Adjustments:
Interest expense	21,863	17,761	43,290	23,592
Interest income	(4,027)	(5)	(6,774)	(9)
Loss on extinguishment of debt	—	—	23,504	—
Provision for (benefit from) income taxes	4,790	(1,455)	4,659	(4,228)
Depreciation	895	656	1,712	1,371
Amortization	37,463	37,501	74,929	56,424
Stock-based compensation expense	7,072	5,692	13,107	11,827
Litigation settlements	—	—	8,500	—
Acquisition related expenses	—	3,579	—	30,746
Recognition of step-up basis in inventory	4,748	12,638	14,918	13,241
Total adjustments	$72,804	$76,367	$177,845	$132,964
Adjusted EBITDA	$85,811	$71,176	$173,426	$114,704

Adjusted EBITDA was $85.8 million for the 2023 Quarter compared to $71.2 million for the 2022 Quarter. The $14.6 million increase was primarily due to higher revenues and lower adjusted operating expenses.

Adjusted EBITDA was $173.4 million for the 2023 Period compared to $114.7 million for the 2022 Period. The $58.7 million increase was primarily due to higher revenues due to six months of revenue in the 2023 Period compared to approximately four months of revenue in the 2022 Period from products acquired from BDSI, as well as lower adjusted operating expenses.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP operating expenses	$38,193	$41,254	$90,968	$99,765
Adjustments:
Stock-based compensation	7,072	5,692	13,107	11,827
Litigation settlements	—	—	8,500	—
Acquisition related expenses	—	3,579	—	30,746
Total adjustments	$7,072	$9,271	$21,607	$42,573
Adjusted operating expenses	$31,121	$31,983	$69,361	$57,192

Adjusted operating expenses were $31.1 million in the 2023 Quarter compared to $32.0 million in the 2022 Quarter. The $0.9 million decrease was primarily driven by a decrease in audit and legal expenses, primarily due to lower litigation related expenses.

Adjusted operating expenses were $69.4 million in the 2023 Period compared to $57.2 million in the 2022 Period. The $12.2 million increase was primarily driven by:

●	an increase in salaries, wages, and benefits (excluding stock-based compensation) of $4.7 million primarily due to increases in personnel costs for employees retained following the BDSI Acquisition; and

●	an increase in sales and marketing expenses of $6.9 million, primarily due to expenses incurred to support the ongoing commercialization of Belbuca and Symproic, as well the timing of marketing efforts.

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

Adjusted net income and adjusted earnings per share for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP net income (loss)	$13,007	$(5,191)	$(4,419)	$(18,260)
Adjustments:
Non-cash interest expense	2,261	2,522	4,548	3,435
Loss on extinguishment of debt	—	—	23,504	—
Amortization	37,463	37,501	74,929	56,424
Stock-based compensation expense	7,072	5,692	13,107	11,827
Litigation settlements	—	—	8,500	—
Acquisition related expenses	—	3,579	—	30,746
Recognition of step-up basis in inventory	4,748	12,638	14,918	13,241
Income tax effect of above adjustments (1)	(12,100)	(15,737)	(30,974)	(29,408)
Total adjustments	$39,444	$46,195	$108,532	$86,265
Non-GAAP adjusted net income	$52,451	$41,004	$104,113	$68,005

Adjusted weighted-average shares — diluted (2)	42,849,952	39,256,685	41,485,868	39,290,207
Adjusted earnings per share (2)	$1.26	$1.07	$2.57	$1.78

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended June 30, 2023 and 2022 were 24% and 26%, respectively; and the blended federal and state statutory rate for the six months ended June 30, 2023 and 2022 were 25.6% and 26%, respectively. As such, the non-GAAP effective tax rates for the three months ended June 30, 2023 and 2022 were 23.5% and 25.4%, respectively; and the non-GAAP effective tax rates for the six months ended June 30, 2023 and 2022 were 22.2% and 25.4%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the three months ended June 30, 2023 and 2022, adjusted weighted-average shares – diluted includes 7,509,104 and 4,925,134, respectively, attributable to our convertible notes. For the six months ended June 30, 2023 and 2022, adjusted weighted-average shares – diluted includes 6,041,036 and 4,925,134, respectively, attributable to our convertible notes. In addition, for the three and six months ended June 30, 2023 and 2022, adjusted earnings per share also includes other potentially dilutive securities to the extent that they are not antidilutive given that non-GAAP adjusted net income was in an income position.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations from our most recently filed Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity in connection with our investment portfolio and the 2022 Term Loan. None of these market risk sensitive instruments are held for trading purposes.

Investment Portfolio

Our investment portfolio includes financial instruments that are sensitive to interest rate risks. Our investment portfolio is used to preserve capital, maintain liquidity sufficient to meet cash flow requirements, and maximize returns commensurate with our risk appetite. We invest in instruments that meet the credit quality, diversification, liquidity, and maturity standards outlined in our investment policy.

As of June 30, 2023, our investment portfolio includes $129.1 million of cash equivalents and $41.7 million of marketable securities, which are primarily comprised of money market funds, U.S. Treasury securities, corporate debt, and government-sponsored securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2022 Term Loan

Prior to the cessation of LIBOR on June 30, 2023, the 2022 Term Loan had an underlying rate indexed to the 3-month LIBOR rate (subject to a floor of 1.20%), plus a margin of 7.5% per annum. On June 23, 2023, we entered into an amendment to the 2022 Loan Agreement to adjust the interest terms of the 2022 Term Loan to transition from LIBOR to SOFR in anticipation of the cessation of LIBOR. Effective July 1, 2023, the 2022 Term Loan bears interest at a rate based upon SOFR plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. Based on the outstanding principal amount of the 2022 Term Loan as of June 30, 2023 of $504.2 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $5.0 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth in Note 16, Commitments and Contingencies, to our financial statements, which is incorporated herein by reference to the extent applicable, there are no other material changes from the legal proceedings previously disclosed in our most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

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

As part of the acquisition of BioDelivery Sciences International, Inc. (the “BDSI Acquisition”), we acquired an estimated $234.7 million of federal NOL carryovers which are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under IRC 382. We performed an IRC 382 study following the BDSI Acquisition in 2022 and concluded that there were ownership changes that occurred during the years 2006 and 2022 that would be subject to IRC 382 limitations. These IRC 382 annual limitations may limit our ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers, which may potentially limit our ability to reduce our future federal income tax liability by using these losses. Refer to Note 17, Income Taxes, for more information.

We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.

In March 2022, we entered into a $650.0 million secured term loan (the “2022 Term Loan”) pursuant to our Amended and Restated Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “2022 Loan Agreement”), of which $504.2 million in principal was outstanding as of June 30, 2023. In addition, we have $26.4 million in 2.625% Convertible Senior Notes due in 2026 (the “2026 Convertible Notes”) and $241.5 million in 2.875% Convertible Senior Notes due 2029 (the “2029 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”). We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, and among other things:

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

Further, amounts outstanding under our 2022 Loan Agreement historically bore interest at a rate based on LIBOR, and, effective July 1, 2023, bears interest at a rate based on SOFR subject to a SOFR floor of 1.2%. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any period will fluctuate based on SOFR and other variable interest rates, as applicable. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Additionally, our sales, marketing and distribution capabilities may continue to be hindered as a result of the COVID-19 outbreak. As the COVID-19 pandemic unfolded, and governmental and societal reactions to it evolved, our business was impacted by several trends, including depressed pain patient office visits compared to pre-COVID periods, which in turn may account for fewer patients beginning therapy with our products, and labor disruptions that impacted pain offices, which in turn impacted our access to, and quality of interactions with, such offices. Notwithstanding the fact that the federal public health emergency for COVID-19 expired in May 2023 in the United States, we expect the trends that emerged as a result of the pandemic to persist in the near to medium term. We will continue to equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations, whether in person or from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to continue successfully commercializing our products.

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

In August 2022, the Inflation Reduction Act (“IRA”) of 2022 was signed into law. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would subject manufacturers of some brand-name medications without generic or biosimilar competition to a price negotiation program that results in a negotiated “maximum fair price” (or pay an excise tax for noncompliance), the establishment of rebate payment requirements on manufacturers of drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and revises the way manufacturers provide discounts on Part D drugs. The IRA also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000 per year, thereby eliminating the Medicare Part D coverage gap or “donut hole.” Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. There is pending litigation in the federal courts challenging the constitutionality of the drug price negotiation provisions of the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.

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

Once a New Drug Application (“NDA”), including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated New Drug Application (“ANDA”). The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Additionally, under FDORA, FDA will assign therapeutic equivalence ratings for certain prescription drugs approved via the Section 505(b)(2) NDA pathway with respect to other approved drug products and it is unclear how assignment of these ratings will impact the market opportunity for our products. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore, to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. Refer to Note 16, Commitments and Contingencies, for more information. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented greater than 90% of our product shipments for the year ended June 30, 2023. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of June 30, 2023, there were outstanding options to purchase an aggregate of 1,368,968 shares of our common stock at a weighted average exercise price of $19.35 per share, of which options to purchase 1,308,248 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

PURCHASE OF EQUITY SECURITIES

The following table sets forth shares of Common Stock repurchased under our Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended June 30, 2023:

Period	Total number of shares purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2023 through April 30, 2023	1,855		$23.67	—		$100,000
May 1, 2023 through May 31, 2023	3,924		22.90	—		100,000
June 1, 2023 through June 30, 2023	3,876		22.18	—		100,000
Total	9,655	(2)	$22.76	—	(2)	$100,000

(1)	The 2023 Repurchase Program was announced on January 4, 2023. The 2023 Repurchase Program provides for the repurchase of up to $100.0 million of outstanding shares of our common stock at any time or times through December 31, 2023. The 2023 Repurchase Program did not expire during the three months ended June 30, 2023, nor do we currently plan to terminate the 2023 Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

RULE 10b5-1 TRADING PLANS

During the three months ended June 30, 2023, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
10.1

Third Amendment to Loan Agreement, dated as of June 23, 2023, by and among Collegium Pharmaceutical, Inc., the guarantors party thereto, BioPharma Credit PLC, and Bio Pharma Credit Investments V (Master) LP, as lenders.

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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 3, 2023	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	August 3, 2023	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)