Form 10-Q
period 2023-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2023-11-07
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 32,610,873 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$258,532	$173,688
Marketable securities	46,033	—
Accounts receivable, net	181,851	183,119
Inventory	34,125	46,501
Prepaid expenses and other current assets	16,545	16,681
Total current assets	537,086	419,989
Property and equipment, net	16,645	19,521
Operating lease assets	6,243	6,861
Intangible assets, net	456,222	567,468
Restricted cash	1,047	2,547
Deferred tax assets	25,738	23,950
Other noncurrent assets	740	100
Goodwill	133,857	133,695
Total assets	$1,177,578	$1,174,131
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$3,653	$3,494
Accrued liabilities	31,651	36,129
Accrued rebates, returns and discounts	245,012	230,491
Current portion of term notes payable	183,333	162,500
Current portion of operating lease liabilities	963	1,112
Total current liabilities	464,612	433,726
Term notes payable, net of current portion	265,886	397,578
Convertible senior notes	261,823	140,873
Operating lease liabilities, net of current portion	6,384	7,112
Total liabilities	998,705	979,289
Commitments and contingencies (refer to Note 16)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 38,000,607 issued and 33,061,932 outstanding shares as of September 30, 2023 and 37,084,759 issued and 33,848,936 outstanding shares as of December 31, 2022	38	37
Additional paid-in capital	545,940	538,073
Treasury stock, at cost; 4,938,675 shares as of September 30, 2023 and 3,235,823 shares as of December 31, 2022	(101,924)	(61,924)
Accumulated other comprehensive loss	(52)	—
Accumulated deficit	(265,129)	(281,344)
Total shareholders’ equity	178,873	194,842
Total liabilities and shareholders’ equity	$1,177,578	$1,174,131

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenues, net	$136,709	$127,013	$417,022	$334,313
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	20,081	30,622	74,237	80,638
Intangible asset amortization	36,317	37,552	111,246	93,976
Total cost of product revenues	56,398	68,174	185,483	174,614
Gross profit	80,311	58,839	231,539	159,699
Operating expenses
Research and development	—	—	—	3,983
Selling, general and administrative	35,298	38,372	126,266	134,154
Total operating expenses	35,298	38,372	126,266	138,137
Income from operations	45,013	20,467	105,273	21,562
Interest expense	(20,768)	(19,046)	(64,058)	(42,638)
Interest income	4,538	11	11,312	20
Loss on extinguishment of debt	—	—	(23,504)	—
Income (loss) before income taxes	28,783	1,432	29,023	(21,056)
Provision for (benefit from) income taxes	8,149	975	12,808	(3,253)
Net income (loss)	$20,634	$457	$16,215	$(17,803)

Earnings (loss) per share — basic	$0.61	$0.01	$0.47	$(0.52)
Weighted-average shares — basic	33,744,209	34,058,802	34,226,488	33,912,832

Earnings (loss) per share — diluted	$0.53	$0.01	$0.46	$(0.52)
Weighted-average shares — diluted	42,058,821	34,570,319	35,149,154	33,912,832

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$20,634	$457	$16,215	$(17,803)
Other comprehensive loss:
Unrealized losses on marketable securities	(14)	—	(52)	—
Total other comprehensive loss	(14)	—	(52)	—
Comprehensive income (loss)	$20,620	$457	$16,163	$(17,803)

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$16,215	$(17,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization expense	111,246	93,976
Depreciation expense	2,547	1,859
Deferred income taxes	(1,815)	(7,313)
Stock-based compensation expense	20,134	17,204
Non-cash lease (benefit) expense	(258)	341
Non-cash interest expense for amortization of debt discount and issuance costs	6,672	5,902
Loss on extinguishment of debt	23,504	—
Net amortization of premiums and discounts on investments	(667)	—
Changes in operating assets and liabilities:
Accounts receivable	1,268	(34,063)
Inventory	12,376	30,124
Prepaid expenses and other assets	42	998
Accounts payable	106	3,436
Accrued liabilities	(4,479)	(24,719)
Accrued rebates, returns and discounts	14,520	(12,040)
Operating lease assets and liabilities	—	3
Net cash provided by operating activities	201,411	57,905
Investing activities
Purchases of property and equipment	(297)	(682)
Acquisition of BDSI (net of cash acquired)	—	(572,069)
Purchases of marketable securities	(51,418)	—
Maturities of marketable securities	6,000	—
Net cash used in investing activities	(45,715)	(572,751)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	460	337
Proceeds from the exercise of stock options	5,401	4,948
Payments made for employee stock tax withholdings	(8,128)	(3,999)
Repurchases of common stock, including the ASR agreement	(50,000)	(6,422)
Repayment of term notes	(116,667)	(50,000)
Proceeds from term note modification	—	517,682
Proceeds from issuances of 2029 Convertible Notes, net of issuance costs of $6,280	235,220	—
Repurchase of 2026 Convertible Notes, including premium	(138,638)	—
Net cash (used in) provided by financing activities	(72,352)	462,546

Net increase (decrease) in cash, cash equivalents and restricted cash	83,344	(52,300)
Cash, cash equivalents and restricted cash at beginning of period	176,235	188,973
Cash, cash equivalents and restricted cash at end of period	$259,579	$136,673

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$258,532	$134,126
Restricted cash	1,047	2,547
Total cash, cash equivalents and restricted cash	$259,579	$136,673

Supplemental disclosure of cash flow information
Cash paid for interest	$57,679	$35,280
Cash paid for income taxes	$17,293	$10,037

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued liabilities	$53	$260

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

The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to continue successfully commercializing products, changing market conditions for products and development or introduction of competing products, changing regulatory environment and reimbursement landscape, product-related litigation, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation.

The Company believes that its cash and cash equivalents as of September 30, 2023, together with expected cash inflows from the commercialization of its products, will enable the Company to fund its operating expenses, debt service and capital expenditure requirements under its current business plan for at least one year from the date the consolidated financial statements were issued.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Marketable Securities

As of September 30, 2023, the Company’s marketable securities consisted of investments in available-for-sale corporate debt, U.S. Treasury, and government-sponsored securities with readily determinable fair values. The Company classifies available-for-sale marketable securities as current assets on its consolidated balance sheets. The fair value of these securities is based on quoted prices for identical assets or inputs other than quoted prices that are observable for similar assets, either directly or indirectly.

The Company records interest earned and net amortization of premiums and discounts on investments within interest income on its consolidated statements of operations. The Company records unrealized gains (losses) on available-for-sale debt securities as a component of Accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity on its consolidated balance sheets, until such gains and losses are realized. Realized gains and losses are determined using the specific identification method.

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

Subsequent Events

In November 2023, the Company’s Board of Directors authorized an accelerated share repurchase program to repurchase $25,000 of the Company’s common stock, as part of the $100,000 repurchase program authorized in January 2023.

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

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions, including: (i) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (ii) product returns, including return estimates; and, (iii) trade allowances and chargebacks, including fees for distribution services, prompt pay discounts, and chargebacks. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect the expected amount of consideration to which the Company is entitled based on the terms of the contract. In addition, the Company made a policy election to exclude from the measurement of the transaction price all taxes that are assessed by a governmental authority that are imposed on revenue-producing transactions.

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2023 and 2022:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	325,725	31,904	112,550
Changes in estimate related to prior period sales	2	3,722	589
Credits/payments made	(315,170)	(31,662)	(113,263)
Balance as of September 30, 2023	$167,494	$77,518	$21,934

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2021	$142,379	$54,617	$13,226
Acquired from BDSI	38,074	18,187	7,575
Provision related to current period sales	368,880	26,508	94,859
Changes in estimate related to prior period sales	(304)	(838)	(580)
Credits/payments made	(385,298)	(20,987)	(93,946)
Balance as of September 30, 2022	$163,731	$77,487	$21,134

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s consolidated balance sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s consolidated balance sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s consolidated balance sheets.

As of September 30, 2023, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Belbuca	$45,447	$38,802	$132,795	$84,413
Xtampza ER	39,800	38,859	128,914	103,567
Nucynta IR	24,906	27,274	80,963	83,163
Nucynta ER	22,634	17,133	62,941	53,473
Symproic	3,922	3,580	11,409	7,740
Other	—	1,365	—	1,957
Total product revenues, net	$136,709	$127,013	$417,022	$334,313

The Company began recognizing product revenues, net from sales of Belbuca and Symproic following the Acquisition Date (refer to Note 4, Acquisitions).

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$20,634	$457	$16,215	$(17,803)
Adjustment for interest expense recognized on convertible senior notes	1,645	—	—	—
Net income (loss) - diluted	$22,279	$457	$16,215	$(17,803)
Denominator:
Weighted-average shares outstanding — basic	33,744,209	34,058,802	34,226,488	33,912,832
Effect of dilutive securities:
Stock options	222,355	191,454	263,513	—
Restricted stock units	583,153	320,063	659,153	—
Convertible senior notes	7,509,104	—	—	—
Weighted average shares outstanding — diluted	42,058,821	34,570,319	35,149,154	33,912,832

Earnings (loss) per share — basic	$0.61	$0.01	$0.47	$(0.52)
Earnings (loss) per share — diluted	$0.53	$0.01	$0.46	$(0.52)

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 and 2029 in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	749,443	1,061,235	395,405	2,156,501
Restricted stock units	979,200	523,991	977,250	1,960,160
Performance share units	503,880	447,770	503,880	447,770
Employee stock purchase plan	19,094	11,553	19,094	—
Warrants	—	1,041,667	—	1,041,667
Convertible senior notes	—	4,925,134	7,509,104	4,925,134

For PSUs, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. All other securities presented in the table above were excluded from the calculation of diluted earnings per share as their inclusion would have had an antidilutive effect.

As discussed in Note 14, Equity, the forward contract in connection with the Company’s ASR Agreement was outstanding as of September 30, 2023. As the Company is entitled to receive additional shares of its common stock in connection with the outstanding forward contract, the receipt of additional shares of common stock would be antidilutive. Therefore, no adjustments were made in the computation of earnings per share for the period the forward contract was outstanding.

7. Fair Value of Financial Instruments

Disclosures of fair value information about financial instruments are required, whether or not recognized in the consolidated balance sheets, for financial instruments with respect to which it is practicable to estimate that value. Fair value measurements and disclosures describe the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2, and 3 during the nine months ended September 30, 2023 and 2022.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of September 30, 2023 and December 31, 2022:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Cash equivalents:
Money market funds	$104,250	$104,250	$—	$—
Marketable securities:
Corporate debt securities	17,813	—	17,813	—
U.S. Treasury securities	23,740	—	23,740	—
Government-sponsored securities	4,480	—	4,480	—
Total assets measured at fair value	$150,283	$104,250	$46,033	$—

December 31, 2022
Cash equivalents:
Money market funds	$172,590	$172,590	$—	$—
Total assets measured at fair value	$172,590	$172,590	$—	$—

The Company’s cash equivalents and marketable securities are measured at fair value on a recurring basis using quoted market prices.

Assets and Liabilities Not Carried at Fair Value

As of September 30, 2023, the fair value of the Company's 2.625% convertible senior notes due in 2026 was $25,033 and the fair value of the Company's 2.875% convertible senior notes due in 2029 was $212,602, which were estimated utilizing market quotations, and are considered Level 2.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of September 30, 2023, the outstanding principal balance of the term notes of $458,334 reasonably approximated the estimated fair value.

As of September 30, 2023, and December 31, 2022, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

8. Marketable Securities

Available-for-sale debt securities were classified on the condensed consolidated balance sheets at fair value as follows:

September 30,
2023
Cash and cash equivalents	$—
Marketable securities	46,033
Total	$46,033

The following table summarizes the available-for-sale securities held as of September 30, 2023:

	Amortized Cost	Gross Unrealized (Losses) Gains	Fair Value
Corporate debt securities	$17,858	$(45)	$17,813
U.S. Treasury securities	23,741	(1)	23,740
Government-sponsored securities	4,486	(6)	4,480
Total	$46,085	$(52)	$46,033

The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of September 30, 2023:

September 30,
2023
Matures within one year	$40,116
Matures after one year through five years	5,917
Total	$46,033

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three and nine months ended September 30, 2023. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of September 30, 2023.

The Company did not hold marketable securities as of December 31, 2022.

There were no sales of marketable securities during the three and nine months ended September 30, 2023. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

9. Inventory

Inventory as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$14,393	$5,600
Work in process	9,186	24,672
Finished goods	10,546	16,229
Total inventory	$34,125	$46,501

The aggregate charges related to excess and obsolete inventory for the three and nine months ended September 30, 2023 were $563 and $1,624, respectively. These expenses were recorded as a component of cost of product revenues. The aggregate charges related to excess and obsolete inventory for the three and nine months ended September 30, 2022 were immaterial.

10. Goodwill and Intangible Assets

The following tables summarizes the changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2022	$133,695
Measurement period adjustments from BDSI Acquisition	162
Balance as of September 30, 2023	$133,857

The Company’s goodwill resulted from the BDSI Acquisition. Refer to Note 4, Acquisitions.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of September 30, 2023 and December 31, 2022:

		September 30, 2023			December 31, 2022
	Amortization Period (Years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Belbuca	4.8	$360,000	$(114,973)	$245,027	$360,000	$(58,428)	$301,572
Nucynta Products (1)	8.5	521,170	(368,865)	152,305	521,170	(319,628)	201,542
Symproic	9.6	70,000	(11,110)	58,890	70,000	(5,646)	64,354
Elyxyb	—	—	—	—	5,000	(5,000)	—
Total intangibles		$951,170	$(494,948)	$456,222	$956,170	$(388,702)	$567,468

The following table presents amortization expense recognized in cost of product revenues for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Belbuca	$18,850	$18,848	$56,545	$39,581
Nucynta Products (1)	15,646	16,795	49,237	50,385
Symproic	1,821	1,821	5,464	3,825
Elyxyb	—	88	—	185
Total amortization expense	$36,317	$37,552	$111,246	$93,976

As of September 30, 2023, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Belbuca	Nucynta Products (1)	Symproic	Total
2023	$18,848	$13,845	$1,821	$34,514
2024	75,393	55,384	7,285	138,062
2025	75,393	55,384	7,285	138,062
2026	75,393	27,692	7,285	110,370
2027	—	—	7,285	7,285
Thereafter	—	—	27,929	27,929
Remaining amortization expense	$245,027	$152,305	$58,890	$456,222

(1)	During the three months ended September 30, 2023, the FDA granted New Patient Population exclusivity for Nucynta IR which extends the period of U.S. exclusivity for Nucynta IR to July 3, 2026, resulting in an extension of the estimated useful life of the underlying intangible asset from 8.0 years to 8.5 years. This change in estimate resulted in a decrease of amortization expense of $1,149 and an increase in net income of $855 during the three months ended September 30, 2023. The impact to earnings per share — basic and earnings per share — diluted was $0.03 and $0.02, respectively, during the three months ended September 30, 2023.

11. Accrued Liabilities

Accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued royalties	$7,483	$13,770
Accrued inventory	6,446	—
Accrued product taxes and fees	5,128	4,352
Accrued bonuses	4,103	6,347
Accrued sales and marketing	1,621	2,130
Accrued incentive compensation	1,290	1,507
Accrued interest	1,112	1,410
Accrued audit and legal	1,062	1,957
Accrued payroll and related benefits	941	1,208
Accrued other operating costs	2,465	3,448
Total accrued liabilities	$31,651	$36,129

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

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of the assets of the Company and its material domestic subsidiaries. Prior to the cessation of LIBOR on June 30, 2023, the 2022 Term

Loan bore interest at a rate based upon LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. On June 23, 2023, the Company entered into an amendment to the 2022 Loan Agreement to adjust the interest terms of the 2022 Term Loan to transition from LIBOR to SOFR in anticipation of the cessation of LIBOR. Effective July 1, 2023, the 2022 Term Loan bears interest at a rate based upon SOFR plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. As of September 30, 2023, the interest rate was 13.2%. The Company paid $100,000 in principal payments under the 2022 Term Loan during the first year and the remaining $550,000 balance is required to be paid in equal quarterly installments over the remaining three years.

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

During the three and nine months ended September 30, 2023, the Company recognized interest expense of $18,567 and $57,897, respectively, related to the 2022 Term Loan. During the three and nine months ended September 30, 2022, the Company recognized interest expense of $17,879 and $36,293, respectively, related to the 2022 Term Loan.

As of September 30, 2023, future required principal repayments under the 2022 Term Loan are as follows:

Years ended December 31,	Principal Payments
2023	$45,834
2024	183,333
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$458,334
Less: unamortized discount and issuance costs	(9,115)
Term notes carrying value	$449,219

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

As of September 30, 2023, none of the above circumstances had occurred and as such, the 2026 Convertible Notes could not have been converted.

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

The 2026 Convertible Notes have customary default provisions, including: (i) a default in the payment when due (whether at maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any note; (ii) a default for 30 days in the payment when due of interest on any note; (iii) a default in the Company’s obligation to convert a note in accordance with the indenture, if such default is not cured within 3 calendar days after its occurrence; (iv) a default with respect to the Company’s obligations under the indenture related to consolidations, mergers and asset sales; (v) a default in any of the Company’s other obligations or agreements under the indenture that are not cured or waived within 60 days after notice to the Company; (vi) certain payment defaults by the Company or certain subsidiaries with respect to mortgages, agreements or other instruments for indebtedness for money borrowed of at least $20,000 or other defaults by the Company or certain subsidiaries with respect to such indebtedness that result in the acceleration of such indebtedness; (vii) default upon the occurrence of one or more final judgments being rendered against the Company or any of the Company’s significant subsidiaries for the payment of at least $20,000; and (viii) certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

Repurchase of a Portion of the 2026 Convertible Notes

Contemporaneously with the offering of the 2029 Convertible Notes (as defined below), the Company entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117,400 aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140,100 of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2026 Convertible Notes participating in the issuance of the 2029 Convertible Notes. Accordingly, the Company evaluated the transaction for modification or extinguishment accounting in accordance with Accounting Standards Codification (“ASC”) 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2026 Convertible Notes and issuance of the 2029 Convertible Notes were deemed to have substantially different terms based on the present value of the cash flows immediately prior to and after the exchange. Therefore, the repurchase of the 2026 Convertible Notes was accounted for as a debt extinguishment. The Company recorded a $23,504 loss on early extinguishment of debt on the condensed consolidated statements of operations during the three months ending March 31, 2023, which includes the recognition of previously deferred financing costs of $2,264. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2026 Convertible Notes as of September 30, 2023 was $26,350.

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

As of September 30, 2023, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2029 Convertible Notes have customary default provisions, including: (i) a default in the payment when due (whether at maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any note; (ii) a default for 30 days in the payment when due of interest on any note; (iii) a default in the Company’s obligation to convert a note in accordance with the indenture, if such default is not cured within 3 business days after its occurrence; (iv) a default with respect to the Company’s obligations under the indenture related to consolidations, mergers and asset sales; (v) a default in any of the Company’s other obligations or agreements under the indenture that are not cured or waived within 60 days after notice to the Company; (vi) certain payment defaults by the Company or certain subsidiaries with respect to mortgages, agreements or other instruments for indebtedness for money borrowed of at least $30,000 or other defaults by the Company or certain subsidiaries with respect to such indebtedness that result in the acceleration of such indebtedness; (vii) default upon the occurrence of one or more final judgments being rendered against the Company or any of the Company’s significant subsidiaries for the payment of at least $30,000; and (xiii) upon the occurrence of certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

The 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) are classified on the condensed consolidated balance sheets as of September 30, 2023 as convertible senior notes.

As of September 30, 2023, the outstanding balance of the Convertible Notes consisted of the following:

	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
Principal	$26,350	$241,500	$267,850
Less: unamortized issuance costs	(401)	(5,626)	(6,027)
Net carrying amount	$25,949	$235,874	$261,823

The Company determined the expected life of the 2026 Convertible Notes and 2029 Convertible Notes was equal to the six-year term of each. The effective interest rate on the 2026 Convertible Notes and 2029 Convertible Notes is 3.34% and 3.28%, respectively. As of September 30, 2023, the if-converted value did not exceed the remaining principal amount of the Convertible Notes.

The following table presents the total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,909	$943	$5,297	$2,830
Amortization of debt issuance costs	302	228	863	678
Total interest expense	$2,211	$1,171	$6,160	$3,508

As of September 30, 2023, the future minimum payments on the Convertible Notes were as follows:

Years ended December 31,	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
2023	$—	$—	$—
2024	692	6,943	7,635
2025	692	6,943	7,635
2026	26,696	6,943	33,639
2027	—	6,943	6,943
Thereafter	—	251,915	251,915
Total minimum payments	$28,080	$279,687	$307,767
Less: interest	(1,730)	(38,187)	(39,917)
Less: unamortized issuance costs	(401)	(5,626)	(6,027)
Convertible Notes carrying value	$25,949	$235,874	$261,823

14. Equity

The changes in shareholders’ equity for the three and nine months ended September 30, 2023 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2022	37,084,759	$37	$538,073	(3,235,823)	$(61,924)	$(281,344)	$—	$194,842
Exercise of common stock options	234,132	—	3,848	—	—	—	—	3,848
Issuance for employee stock purchase plan	11,329	—	169	—	—	—	—	169
Vesting of RSUs and PSUs	775,904	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(289,281)	—	(7,736)	—	—	—	—	(7,736)
Stock-based compensation	—	—	6,035	—	—	—	—	6,035
Net loss	—	—	—	—	—	(17,426)	—	(17,426)
Balance, March 31, 2023	37,816,843	$38	$540,389	(3,235,823)	$(61,924)	$(298,770)	$—	$179,733
Exercise of common stock options	72,405	—	1,251	—	—	—	—	1,251
Vesting of RSUs and PSUs	73,805	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(9,655)	—	(220)	—	—	—	—	(220)
Stock-based compensation	—	—	7,072	—	—	—	—	7,072
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	—	13,007	—	13,007
Balance, June 30, 2023	37,953,398	$38	$548,492	(3,235,823)	$(61,924)	$(285,763)	$(38)	$200,805
Exercise of common stock options	21,185	—	302	—	—	—	—	302
Issuance for employee stock purchase plan	15,176	—	291	—	—	—	—	291
Vesting of RSUs and PSUs	18,207	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(7,359)	—	(172)	—	—	—	—	(172)
Share repurchases from Accelerated Share Repurchase ("ASR") agreement	—	—	—	(1,702,852)	(40,000)	—	—	(40,000)
Forward contract on ASR agreement	—	—	(10,000)	—	—	—	—	(10,000)
Stock-based compensation	—	—	7,027	—	—	—	—	7,027
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	—	20,634	—	20,634
Balance, September 30, 2023	38,000,607	$38	$545,940	(4,938,675)	$(101,924)	$(265,129)	$(52)	$178,873

The changes in shareholders’ equity for the three and nine months ended September 30, 2022 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$202,928
Exercise of common stock options	190,074	—	3,261	—	—	—	3,261
Issuance for employee stock purchase plan	13,421	—	203	—	—	—	203
Vesting of RSUs and PSUs	563,050	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(191,667)	—	(3,382)	—	—	—	(3,382)
Share repurchases	—	—	5,000	(307,132)	(5,000)	—	—
Stock-based compensation	—	—	6,135	—	—	—	6,135
Net loss	—	—	—	—	—	(13,069)	(13,069)
Balance, March 31, 2022	36,380,997	$36	$513,312	(2,457,849)	$(47,861)	$(269,411)	$196,076
Exercise of common stock options	102,283	—	1,545	—	—	—	1,545
Vesting of RSUs and PSUs	111,056	1	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(26,506)	—	(511)	—	—	—	(511)
Stock-based compensation	—	—	5,692	—	—	—	5,692
Net loss	—	—	—	—	—	(5,191)	(5,191)
Balance, June 30, 2022	36,567,830	$37	$520,038	(2,457,849)	$(47,861)	$(274,602)	$197,612
Exercise of common stock options	10,395	—	142	—	—	—	142
Issuance for employee stock purchase plan	9,206	—	134	—	—	—	134
Vesting of RSUs and PSUs	17,644	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(5,777)	—	(106)	—	—	—	(106)
Share repurchases	—	—	—	(366,213)	(6,422)	—	(6,422)
Stock-based compensation	—	—	5,377	—	—	—	5,377
Net income	—	—	—	—	—	457	457
Balance, September 30, 2022	36,599,298	$37	$525,585	(2,824,062)	$(54,283)	$(274,145)	$197,194

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of September 30, 2023, there were 1,859,087 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. Refer to Note 15, Stock-based Compensation, for more information.

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

In January 2023, the Board of Directors authorized a share repurchase program to repurchase up to $100,000 of the Company’s common stock through December 31, 2023 (the “2023 Repurchase Program”). The 2023 Repurchase Program permits the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. The timing and amount of any shares repurchased on the open market will be determined based on the Company’s evaluation of the market conditions, share price and other factors.

In July 2023, the Company’s board of directors authorized an accelerated share repurchase program (the “ASR Program”) to repurchase $50,000 of the Company’s common stock, as part of the Company’s existing 2023 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank (the “ASR Agreement”), the Company paid $50,000 on August 7, 2023, and received 1,702,852 shares, representing 80% of the upfront payment on a price per share of $23.49, the closing price on the date the ASR Agreement was executed. The remaining shares repurchased by the Company were based on the volume-weighted average price of its common stock through October 31, 2023, minus an agreed upon discount between the parties. In October 2023, the Company received an additional 462,442 shares in settlement of the ASR Agreement, bringing the total shares pursuant to the ASR Agreement to 2,165,294.

The ASR Agreement was accounted for as two separate transactions: (1) a repurchase of common stock in a treasury stock transaction recorded on August 7, 2023, and (2) a forward contract indexed to the Company’s own common stock which settled in the fourth quarter of 2023. The forward contract for the purchase of the remaining $10,000, representing remaining shares to be delivered by the investment bank under the ASR Agreement, was recorded as a reduction to stockholders’ equity as of September 30, 2023.

Forward contracts to repurchase a variable number of the Company’s equity shares that require physical settlement are accounted for in conformity with guidance in ASC 815-10-15. Under ASC 815-10-15-74, contracts issued or held by a company that are both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. Based on the transaction structure, the Company concluded that the forward purchase contract portion of the Company’s ASR Agreement satisfied these criteria and accordingly was classified as an equity instrument. In accordance with ASC 260-10-55-88, the above-noted treasury stock acquisition resulted in an immediate reduction of 1,702,852 shares from the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share. The forward contract was outstanding as of September 30, 2023. As the Company was entitled to receive additional shares of its common stock in connection with the outstanding forward contract as of September 30, 2023, the receipt of additional shares of common stock would be antidilutive. Therefore, no adjustments were made in the computation of earnings per share for the period the forward was outstanding.

As of September 30, 2023, the Company repurchased 1,702,852 shares at a weighted-average price of $23.49 per share for a total of $40,000 under the 2023 Repurchase Program and the cost of repurchased shares was recorded as treasury stock in the condensed consolidated balance sheet. As of September 30, 2023, $60,000 remained available for share repurchases under the 2023 Repurchase Program, which reflects the $10,000 forward contract that was not yet settled as of September 30, 2023.

The Company has utilized, and plans to continue to utilize, existing cash on hand to fund the 2023 Repurchase Program.

15. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the nine months ended September 30, 2023 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2022	447,770	$28.71
Granted	216,500	38.71
Vested	(223,170)	27.99
Forfeited	—	—
Performance adjustment	62,780	27.14
Outstanding as of September 30, 2023	503,880	$33.13

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the nine months ended September 30, 2023, and 2022 was $38.71 and $24.12, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the nine months ended September 30, 2023. The Company’s RSUs generally vest ratably over a four-year period of service. A summary of the Company’s RSU activity for the nine months ended September 30, 2023 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2022	2,047,571	$19.67
Granted	1,268,907	26.27
Vested	(644,746)	19.90
Forfeited	(179,711)	21.85
Outstanding as of September 30, 2023	2,492,021	$22.81

The weighted-average grant date fair value per share of RSUs granted for the nine months ended September 30, 2023 and 2022 was $26.27 and $17.48, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the nine months ended September 30, 2023, and 2022 was $16,906 and $10,020, respectively.

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2023 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2022	1,683,805	$18.84	5.5	$7,953
Exercised	(327,722)	16.43
Cancelled	(8,923)	18.87
Outstanding as of September 30, 2023	1,347,160	$19.43	4.7	$4,952
Exercisable as of September 30, 2023	1,310,344	$19.38	4.6	$4,910

There were no stock options granted during the nine months ended September 30, 2023 and 2022.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on (1) the first day of the purchase period or (2) the last day of the purchase period. During the nine months ended September 30, 2023, 26,505 shares of common stock were purchased for total proceeds of $460. The expense for the three months ended September 30, 2023 and 2022 was $55 and $28, respectively. The expense for the nine months ended September 30, 2023 and 2022 was $155 and $88, respectively.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$—	$—	$—	$1,591
Selling, general and administrative	7,027	5,377	20,134	15,613
Total stock-based compensation expense	$7,027	$5,377	$20,134	$17,204

As of September 30, 2023, there was approximately $50,041 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

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

On September 1, 2020, the Bankruptcy Court entered an Order Granting Motions for Relief from the Automatic Stay, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. The Company appealed the Bankruptcy Court’s Order, in part, and that appeal is stayed, on consent by Purdue, pending the outcome of any appeal of the PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. The Company opposed Purdue’s motion. On November 19, 2021, the PTAB (i) denied Purdue’s motion to terminate the PGR and (ii) issued its Final Written Decision, finding that claims 1-17 of the ʼ961 patent were invalid for lack of written description and anticipation. On December 17, 2021, Purdue filed a Request for Director Review. That request was denied on February 7, 2022. On February 16, 2022, Purdue filed a Federal Circuit notice of appeal. On April 12, 2022, the Company filed a Motion to Dismiss the Appeal as Untimely. On May 20, 2022, the Federal Circuit denied the Motion to Dismiss and directed the parties to address jurisdiction during merits briefing. Oral arguments in the appeal were heard on September 5, 2023.

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

On April 14, 2022, plaintiff in the Higley Action filed a notice of voluntary dismissal of the complaint. On May 15, 2022, plaintiff in the Zomber Action filed a notice of voluntary dismissal of the complaint. And, on June 24, 2022, plaintiff in the Justice Action filed a notice of voluntary dismissal of the complaint. In the remaining Stein and Sanford Actions, on July 20, 2022, the respective Courts entered an Order for plaintiff to serve a summons and complaint by August 3, 2022. On July 28, 2022, plaintiff in the Sanford Action filed a partial voluntary dismissal of the individual named defendants but not BDSI from that action and filed a waiver of service as to BDSI. On October 26, 2022, plaintiff in the Sanford Action filed a notice of voluntary dismissal of the complaint as to Defendant BDSI as well. On February 17, 2023, the Court in the Stein Action entered an order dismissing that action.

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

As set forth in the Supplemental Disclosures, nothing therein shall be deemed an admission of the legal necessity or materiality under applicable law of the Supplemental Disclosures. To the contrary, the Company and BDSI specifically deny all allegations that any of the Supplemental Disclosures, or any other additional disclosures, were or are required. The Company intends to defend the Merger Litigations vigorously. In connection with the Supplemental Disclosures, however, the Company has agreed to pay certain fees based on the purported benefit that the stockholders brought to the Company and its other stockholders through the Actions, Inspection Letters, and Demand Letters.

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

Aquestive Litigation

On October 29, 2013, Reckitt Benckiser, Inc., Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”), and Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) (collectively, the “RB Plaintiffs”) filed an action against BDSI relating to its Bunavail product in the United States District Court for the Eastern District of North Carolina (“EDNC”) for alleged patent infringement. Bunavail is a drug approved for the maintenance treatment of opioid dependence. This case was dismissed, but the RB Plaintiffs subsequently filed an action against BDSI, on September 22, 2014, relating to Bunavail product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claimed that Bunavail, whose formulation and manufacturing processes have never been disclosed publicly, infringes its U.S. Patent No. 8,765,167 (the “’167 Patent”).

On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging Belbuca infringes the ’167 Patent.

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

The following table presents information regarding the Company’s income tax expense (benefit) recognized for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for (benefit from) income taxes	$8,149	$975	$12,808	$(3,253)
Effective tax rate	28.3%	68.1%	44.1%	15.4%

The provision for income taxes for the three months ended September 30, 2023 reflects the estimated annual effective tax rate as adjusted for discrete tax benefits from excess tax benefits from equity compensation awards. The provision for income taxes for the nine months ended September 30, 2023 was impacted by discrete nondeductible costs associated with the debt extinguishment that occurred in the three months ended March 31, 2023, partially offset by excess tax benefits related to stock compensation. The nondeductible costs from the debt extinguishment were $21,238.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of September 30, 2023.

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

The Nucynta Products are extended-release and immediate-release formulations of tapentadol. Nucynta ER is indicated for the management of pain severe enough to require daily, around the clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults. We began shipping and recognizing product sales on the Nucynta Products in January 2018 and began marketing the Nucynta Products in February 2018. In August 2023, the

FDA granted New Patient Population exclusivity for Nucynta IR. This grant extended the period of U.S. exclusivity for Nucynta IR from June 27, 2025 to July 3, 2026.

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

Outlook

We believe that our cash and cash equivalents as of September 30, 2023, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Our business was impacted by the COVID-19 pandemic and certain trends that emerged from the pandemic, including depressed pain patient office visits compared to pre-COVID periods, which may have accounted for fewer patients beginning therapy with our products, and labor disruptions that impacted pain offices, which in turn impacted our access to, and quality of interactions with, such offices. Although the federal public health emergency for COVID-19 expired in May 2023 in the United States, we expect the trends that emerged as a result of the pandemic to persist in the near to medium term.

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

There were no changes in our critical accounting policies from those described in our Annual Report.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Product revenues, net	$136,709	$127,013	$417,022	$334,313
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	20,081	30,622	74,237	80,638
Intangible asset amortization	36,317	37,552	111,246	93,976
Total cost of product revenues	56,398	68,174	185,483	174,614
Gross profit	80,311	58,839	231,539	159,699
Operating expenses
Research and development	—	—	—	3,983
Selling, general and administrative	35,298	38,372	126,266	134,154
Total operating expenses	35,298	38,372	126,266	138,137
Income from operations	45,013	20,467	105,273	21,562
Interest expense	(20,768)	(19,046)	(64,058)	(42,638)
Interest income	4,538	11	11,312	20
Loss on extinguishment of debt	—	—	(23,504)	—
Income (loss) before income taxes	28,783	1,432	29,023	(21,056)
Provision for (benefit from) income taxes	8,149	975	12,808	(3,253)
Net income (loss)	$20,634	$457	$16,215	$(17,803)

Comparison of the three months ended September 30, 2023 and September 30, 2022

Product revenues, net

Product revenues, net were $136.7 million for the three months ended September 30, 2023 (the “2023 Quarter”), compared to $127.0 million for the three months ended September 30, 2022 (the “2022 Quarter”). The $9.7 million increase is primarily due to increases in revenue for Belbuca of $6.6 million, the Nucynta Products of $3.1 million, and Xtampza ER of $941,000, partially offset by decreases in other revenue of $1.4 million.

The increase in revenue for Belbuca of $6.6 million is primarily due to higher sales volume and gross price, partially offset by higher gross-to-net adjustments related to provisions for chargebacks.

The increase in revenue for the Nucynta Products of $3.1 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and returns and higher gross price, partially offset by decreased sales volume.

The increase in revenue for Xtampza ER of $941,000 is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and higher gross price, partially offset by lower sales volume and higher gross-to-net adjustments related to provisions for returns.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $20.1 million for the 2023 Quarter, compared to $30.6 million for the 2022 Quarter. The $10.5 million decrease was primarily related to the 2022 Quarter including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI as well as lower sales volume in 2023 for Xtampza and the Nucynta Products.

Intangible asset amortization was $36.3 million for the 2023 Quarter, compared to $37.6 million for the 2022 Quarter. The $1.3 million decrease was primarily a result of the FDA granting New Patient Population exclusivity for Nucynta IR to July 3, 2026, resulting in an extension of the estimated useful life of the underlying intangible asset and a reduction of amortization expense recognized during the 2023 Quarter of $1.1 million. Intangible asset amortization expense is recognized in connection with our intangible assets. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Selling, general and administrative expenses were $35.3 million for the 2023 Quarter, compared to $38.4 million for the 2022 Quarter. The $3.1 million decrease was primarily related to:

●	a decrease in sales and marketing expenses of $3.0 million, primarily due to the timing of marketing related expenses; and
●	a decrease in audit and legal expenses of $1.9 million, primarily due to lower litigation related expenses; partially offset by
●	an increase in salaries, wages, and benefits of $1.9 million, primarily due to stock-based compensation expenses.

Interest expense and Interest income

Interest expense was $20.8 million for the 2023 Quarter, compared to $19.0 million for the 2022 Quarter. The $1.8 million increase was primarily due to higher interest expense due to the additional principal from the issuance of the 2029 Convertible Notes in February 2023 as well as higher interest rates impacting our variable rate term loan debt.

Interest income was $4.5 million for the 2023 Quarter, compared to $11,000 for the 2022 Quarter. The $4.5 million increase was primarily due to higher interest rates earned on cash equivalents and marketable securities and due to a higher overall balance invested in the 2023 Quarter compared to the 2022 Quarter.

Taxes

The provision for income taxes was $8.1 million for the 2023 Quarter, compared to $975,000 for the 2022 Quarter. The tax provision for the 2023 Quarter primarily reflects federal and state income taxes incurred from earnings during the period, consistent with our statutory tax rate, after considering the impact of nondeductible expenses. The tax provision for the 2022 Quarter reflects the impact of discrete nondeductible transaction costs and excess tax benefits.

Comparison of the nine months ended September 30, 2023 and September 30, 2022

Product revenues, net

Product revenues, net were $417.0 million for the nine months ended September 30, 2023 (the “2023 Period”), compared to $334.3 million for the nine months ended September 30, 2022 (the “2022 Period”). The $82.7 million increase is primarily due to increases in revenue for Belbuca of $48.4 million, Xtampza ER of $25.3 million, the Nucynta Products of $7.3 million, and Symproic of $3.7 million, partially offset by decreases in other revenue of $2.0 million.

The increase in revenue for Belbuca of $48.4 million and Symproic of $3.7 million is primarily due to nine months of revenue in the 2023 Period compared to approximately seven months of revenue in the 2022 Period due to the timing of the BDSI Acquisition.

The increase in revenue for Xtampza ER of $25.3 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and higher gross price, partially offset by lower sales volume and higher gross-to-net adjustments related to provisions for returns.

The increase in revenue for the Nucynta Products of $7.3 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and higher gross price, partially offset by lower sales volume.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $74.2 million for the 2023 Period, compared to $80.6 million for the 2022 Period. The $6.4 million decrease was primarily related to the 2022 Period including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI combined with lower cost of product revenues primarily due to lower sales volume for Xtampza and the Nucynta Products. This decrease was partially offset by higher royalties and cost of product revenues for products acquired from BDSI due to nine months of revenue in the 2023 Period compared to approximately seven months in the 2022 Period.

Intangible asset amortization was $111.2 million for the 2023 Period, compared to $94.0 million for the 2022 Period. The $17.2 million increase in intangible asset amortization was due to nine months of amortization expense recognized in the 2023 Period related to the intangible assets acquired from BDSI of which $435.0 million of consideration was allocated to our acquired intangible assets, compared to approximately seven months of amortization expense in the 2022 Period. This increase was partially offset by a decrease in amortization expense as a result of the FDA granting New Patient Population exclusivity for Nucynta IR to July 3, 2026, resulting in an extension of the estimated useful life of the underlying intangible asset. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

We did not recognize research and development expenses in the 2023 Period, compared to $4.0 million recognized in the 2022 Period. The $4.0 million decrease was due to redirection of resources from research and development activities during 2022 as we shifted our focus to supporting our commercial products rather than research and development.

Selling, general and administrative expenses were $126.3 million for the 2023 Period, compared to $134.2 million for the 2022 Period. The $7.9 million decrease was primarily related to:

●	a decrease in acquisition related expenses classified as selling, general and administrative of $30.5 million; partially offset by
●	an increase in salaries, wages, and benefits of $9.5 million, primarily due to increases in personnel costs for employees retained following the BDSI Acquisition and higher stock-based compensation expenses;
●	an increase in audit and legal expenses of $6.3 million, primarily due to an $8.5 million litigation settlement;
●	an increase in sales and marketing expenses of $5.2 million, primarily due to expenses incurred to support the ongoing commercialization of products acquired from BDSI; and
●	an increase in regulatory expenses of $1.5 million, primarily due to nine months of expenses related to products acquired from BDSI.

Interest expense and Interest income

Interest expense was $64.1 million for the 2023 Period, compared to $42.6 million for the 2022 Period. The $21.5 million increase was primarily due to the 2022 Term Loan that we entered into in connection with the BDSI Acquisition, higher interest rates impacting our variable rate term loan debt, and higher interest expense due to the 2029 Convertible Notes.

Interest income was $11.3 million for the 2023 Period, compared to $20,000 for the 2022 Period. The $11.3 million increase was primarily due to higher interest rates earned on cash equivalents and marketable securities and due to a higher overall balance invested in the 2023 Period compared to the 2022 Period.

Taxes

The provision for income taxes was $12.8 million for the 2023 Period, compared to a benefit from income taxes of $3.3 million for the 2022 Period. The tax provision for the 2023 Period was impacted by discrete nondeductible costs associated with the debt extinguishment that occurred in the first quarter of 2023, partially offset by excess tax benefits related to stock-based compensation. The tax benefit for the 2022 Period reflects the tax benefit from the loss during the period, which includes the impact of discrete nondeductible transaction costs and excess tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Historically, we have funded our operations primarily through the private placements and/or public offerings of our preferred stock, common stock, and convertible notes; commercial bank debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Belbuca, Xtampza, and the Nucynta Products.

As of September 30, 2023, we had total cash, cash equivalents and marketable securities of $304.6 million, which represented an increase of $130.9 million from $173.7 million as of December 31, 2022. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash inflows from sales of our products as our primary sources of liquidity.

In March 2022, our debt balance increased significantly as we modified our 2020 Term Loan with Pharmakon to an increased principal balance of $650.0 million to fund a portion of the consideration paid to complete the BDSI Acquisition. We paid $100.0 million in principal payments during the first year of the 2022 Term Loan. The remaining $550.0 million balance is required to be paid in equal quarterly installments over the remaining three years of the term note. As of September 30, 2023, the outstanding principal balance of the 2022 Term Loan was $458.3 million, of which $183.3 million in principal payments are due within the next twelve months. As of September 30, 2023, the outstanding principal balance of our 2026 Convertible Notes and 2029 Convertible Notes was $26.4 million and $241.5 million, respectively. The outstanding principal balance of the 2026 Convertible Notes and 2029 Convertible Notes is not due until 2026 and 2029, respectively.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2023 together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

On February 10, 2023, we entered into privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117.4 million aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140.1 million of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. After giving effect to the repurchase, the outstanding principal balance of the 2026 Convertible Notes as of September 30, 2023 is $26.4 million. There are no principal repayment obligations due within the next twelve months. Refer to Note 13, Convertible Senior Notes, for more information.

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

The 2029 Convertible Notes are senior, unsecured obligations and accrue interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Convertible Notes will mature on February 15, 2029, unless earlier repurchased, redeemed or converted. The outstanding principal balance of the 2029 Convertible Notes as of September 30, 2023 is $241.5 million. There are no principal repayment obligations due within the next twelve months. Refer to Note 13, Convertible Senior Notes, for more information.

Cash Flows

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$201,411	$57,905
Net cash used in investing activities	(45,715)	(572,751)
Net cash (used in) provided by financing activities	(72,352)	462,546
Net increase (decrease) in cash, cash equivalents and restricted cash	$83,344	$(52,300)

Operating activities. Cash provided by operating activities was $201.4 million for the 2023 Period, compared to $57.9 million for the 2022 Period. The $143.5 million increase was primarily due to the increase in cash flow from operating results, which reflects operating earnings, after adjustment for non-cash items that are included in net income (loss), including higher intangible asset amortization as a result of the BDSI Acquisition and recognition of a loss on extinguishment of debt in connection with the repurchase of a portion of our 2026 Convertible Notes.

Investing activities. Cash used in investing activities was $45.7 million for the 2023 Period, compared to $572.8 million for the 2022 Period. The $527.1 million decrease was primarily due to the use of $572.1 million for the BDSI Acquisition, net of cash acquired, in the 2022 Period partially offset by purchases of marketable securities in the 2023 Period.

Financing activities. Cash used in financing activities was $72.4 million for the 2023 Period, compared to cash provided by financing activities of $462.5 million in the 2022 Period. The $534.9 million decrease was primarily due to:

●	the repayment of the outstanding balance of the 2020 Term Loan and establishment of the 2022 Term Loan in connection with the BDSI Acquisition, which was accounted for as a debt modification and resulted in $517.7 million in proceeds from the term note modification in the 2022 Period;
●	an increase in repayments of term notes of $66.7 million; and

●	an increase in repurchases of common stock of $43.6 million, which includes $50.0 million related to the ASR Program in the 2023 Period; partially offset by
●	the repurchase of a portion of our 2026 Convertibles Notes and issuance of our 2029 Convertible Notes which resulted in net proceeds of $96.6 million in the 2023 Period.

Funding Requirements

We believe that our cash, cash equivalents, and marketable securities as of September 30, 2023, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have significant future capital requirements, including:

●	expected operating expenses to manufacture and commercialize our products and to operate our organization;
●	repayment of outstanding principal amounts and interest in connection with our 2022 Term Loan and Convertible Notes;
●	royalties we pay on sales of certain products within our portfolio;
●	operating lease obligations;
●	minimum purchase obligations in connection with our contract manufacturer; and
●	cash paid for income taxes.

In addition, we have significant potential future capital requirements, including:

●	we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital; and
●	as of September 30, 2023, we had $60.0 million remaining in authorization under our 2023 Repurchase Program.

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

There are several limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the assets being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business; and
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP net income (loss)	$20,634	$457	$16,215	$(17,803)
Adjustments:
Interest expense	20,768	19,046	64,058	42,638
Interest income	(4,538)	(11)	(11,312)	(20)
Loss on extinguishment of debt	—	—	23,504	—
Provision for (benefit from) income taxes	8,149	975	12,808	(3,253)
Depreciation	835	488	2,547	1,859
Amortization	36,317	37,552	111,246	93,976
Stock-based compensation expense	7,027	5,377	20,134	17,204
Litigation settlements	—	—	8,500	—
Acquisition related expenses	—	463	—	31,209
Recognition of step-up basis in inventory	198	10,519	15,116	23,760
Total adjustments	$68,756	$74,409	$246,601	$207,373
Adjusted EBITDA	$89,390	$74,866	$262,816	$189,570

Adjusted EBITDA was $89.4 million for the 2023 Quarter compared to $74.9 million for the 2022 Quarter. The $14.5 million increase was primarily due to higher revenues and lower adjusted operating expenses.

Adjusted EBITDA was $262.8 million for the 2023 Period compared to $189.6 million for the 2022 Period. The $73.2 million increase was primarily due to higher revenues due to nine months of revenue in the 2023 Period compared to approximately seven months of revenue in the 2022 Period from products acquired from BDSI, partially offset by higher adjusted operating expenses.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP operating expenses	$35,298	$38,372	$126,266	$138,137
Adjustments:
Stock-based compensation	7,027	5,377	20,134	17,204
Litigation settlements	—	—	8,500	—
Acquisition related expenses	—	463	—	31,209
Total adjustments	$7,027	$5,840	$28,634	$48,413
Adjusted operating expenses	$28,271	$32,532	$97,632	$89,724

Adjusted operating expenses were $28.3 million in the 2023 Quarter compared to $32.5 million in the 2022 Quarter. The $4.2 million decrease was primarily driven by decreases in sales and marketing expenses and audit and legal expenses, primarily due to lower litigation related expenses.

Adjusted operating expenses were $97.6 million in the 2023 Period compared to $89.7 million in the 2022 Period. The $7.9 million increase was primarily driven by:

●	an increase in salaries, wages, and benefits (excluding stock-based compensation) of $4.0 million primarily due to increases in personnel costs for employees retained following the BDSI Acquisition;
●	an increase in sales and marketing expenses of $5.2 million, primarily due to expenses incurred to support the ongoing commercialization of products acquired from BDSI; and
●	an increase in regulatory expenses of $1.5 million, primarily due to nine months of expenses related to products acquired from BDSI; partially offset by
●	a decrease in audit and legal expenses (excluding litigation settlements) of $2.2 million.

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

Adjusted net income and adjusted earnings per share for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP net income (loss)	$20,634	$457	$16,215	$(17,803)
Adjustments:
Non-cash interest expense	2,124	2,467	6,672	5,902
Loss on extinguishment of debt	—	—	23,504	—
Amortization	36,317	37,552	111,246	93,976
Impairment expense	—	—	—	—
Stock-based compensation expense	7,027	5,377	20,134	17,204
Restructuring	—	—	—	—
Litigation settlements	—	—	8,500	—
Acquisition related expenses	—	463	—	31,209
Recognition of step-up basis in inventory	198	10,519	15,116	23,760
Discrete deferred tax benefit from valuation allowance release	—	—	—	—
Income tax effect of above adjustments (1)	(11,300)	(14,290)	(42,274)	(43,698)
Total adjustments	$34,366	$42,088	$142,898	$128,353
Non-GAAP adjusted net income	$55,000	$42,545	$159,113	$110,550

Adjusted weighted-average shares — diluted (2)	42,058,820	39,495,453	41,679,546	39,368,629
Adjusted earnings per share (2)	$1.34	$1.10	$3.91	$2.88

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended September 30, 2023 and 2022 were 25.6% and 26.0%, respectively; and the blended federal and state statutory rate for the nine months ended September 30, 2023 and 2022 were 25.6% and 26.0%, respectively. As such, the non-GAAP effective tax rates for the three months ended September 30, 2023 and 2022 were 24.7% and 25.3%, respectively; and the non-GAAP effective tax rates for the nine months ended September 30, 2023 and 2022 were 22.8% and 25.4%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the three months ended September 30, 2023 and 2022, adjusted weighted-average shares – diluted includes 7,509,104 and 4,925,134, respectively, attributable to our convertible notes. For the nine months ended September 30, 2023 and 2022, adjusted weighted-average shares – diluted includes 6,530,392 and 4,925,134, respectively, attributable to our convertible notes. In addition, for the three and nine months ended September 30, 2023 and 2022, adjusted earnings per share also includes other potentially dilutive securities to the extent that they are not antidilutive given that non-GAAP adjusted net income was in an income position.

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

As of September 30, 2023, our investment portfolio includes $104.3 million of cash equivalents and $46.0 million of marketable securities, which are primarily comprised of money market funds, U.S. Treasury securities, corporate debt, and government-sponsored securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2022 Term Loan

Prior to the cessation of LIBOR on June 30, 2023, the 2022 Term Loan had an underlying rate indexed to the 3-month LIBOR rate (subject to a floor of 1.20%), plus a margin of 7.5% per annum. On June 23, 2023, we entered into an amendment to the 2022 Loan Agreement to adjust the interest terms of the 2022 Term Loan to transition from LIBOR to SOFR in anticipation of the cessation of LIBOR. Effective July 1, 2023, the 2022 Term Loan bears interest at a rate based upon SOFR plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. Based on the outstanding principal amount of the 2022 Term Loan as of September 30, 2023 of $458.3 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $4.6 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products and future product candidates, if approved, that we may develop or acquire in the future;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations;
●	Adverse developments affecting the financial services industry could adversely affect our business, financial condition, or results of operations;
●	If we cannot continue successfully commercializing our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the U.S. Food and Drug Administration (“FDA”), additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
●	Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Belbuca are subject to mandatory Risk Evaluation and Mitigation Strategy (“REMS”) programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	Failure to comply with ongoing governmental regulations for marketing our products, and in particular any failure to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions;
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any future product candidates which we may develop, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements;
●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain, and our future product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;

●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;
●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	We may not realize all of the anticipated benefits from future acquisitions, and we may be unable to successfully integrate future acquisitions;
●	Our business has been, and may continue to be, adversely affected by certain events or circumstances outside our control, including the effects of the COVID-19 pandemic, macroeconomic conditions and geopolitical turmoil;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products, and clinical trials of any future product candidates we may develop or acquire, may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all;
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

In March 2022, we entered into a $650.0 million secured term loan (the “2022 Term Loan”) pursuant to our Amended and Restated Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “2022 Loan Agreement”), of which $458.3 million in principal was outstanding as of September 30, 2023. In addition, we have $26.4 million in 2.625% Convertible Senior Notes due in 2026 (the “2026 Convertible Notes”) and $241.5 million in 2.875% Convertible Senior Notes due 2029 (the “2029 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”). We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, and among other things:

●	requiring the dedication of a substantial portion of our cash flows from operations to service our indebtedness, which will reduce the amount of cash available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
●	limiting our ability to obtain additional financing;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	exposing us to the risk of increased interest rates as certain of our borrowings, including the 2022 Term Loan, are at variable rates of interest;
●	diluting the interests of our existing shareholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes;
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital; and

●	increasing our vulnerability to downturns in our business, our industry or the economy in general.

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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Since March 2023, several financial institutions have been closed and been taken into receivership by the Federal Deposit Insurance Corporation (“FDIC”). Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. Further, investor concerns regarding domestic or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial obligations, which could have material adverse impacts on our liquidity and our business, financial condition, or results of operations.

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

Additionally, our sales, marketing and distribution capabilities may continue to be hindered as a result of the ongoing effects of the COVID-19 pandemic, such as depressed pain patient office visits compared to pre-COVID periods, which may have accounted for fewer patients beginning therapy with our products, and labor disruptions that impacted pain offices, which in turn impacted our access to, and quality of interactions with, such offices. Although the federal public health emergency for COVID-19 expired in May 2023 in the United States, we expect the trends that emerged as a result of the pandemic to persist in the near to medium term. We will continue to equip our personnel with the tools and resources needed to effectively continue their sales and marketing efforts in a manner that complies with all relevant regulations, whether in person or from a remote setting. We face the risk, however, that limitations on activities within the healthcare sector and on economic activity generally will impede our ability to continue successfully commercializing our products.

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

We may seek FDA pediatric exclusivity for some of our products. Pediatric exclusivity adds six months of marketing exclusivity to include all formulations, dosage forms, and indications for the active moiety. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA's Pediatric Written Request to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. If FDA deems these data to be responsive to its Written Request, the exclusivity of the entire Nucynta franchise could be extended an additional six months, to December 2025 for Nucynta ER and January 2027 for Nucynta IR. However, there is no guarantee that FDA will agree that the Written Request has been satisfied and that we will receive this additional exclusivity, or that we will maintain such exclusivity, if granted.

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

There are currently global supply chain disruptions and shortages caused by a variety of factors, including the COVID-19 pandemic and geopolitical turmoil, such as the Ukrainian War and current conflict in Israel. While we and our suppliers are still able to receive sufficient inventory of the key materials and components needed, we could experience pressure on our supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, including excipients and packaging components. To date, supply chain pressure has not had a material impact on our results of operations. However, if these disruptions and shortages continue, we may in the future experience a material interruption to our supply chain. Such an interruption could have a material adverse impact on our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented greater than 90% of our product shipments for the period ended September 30, 2023. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, including as a result of the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Our business has been, and we may in the future continue to be, adversely affected by certain events or circumstances outside our control, including the COVID-19 pandemic, macroeconomic conditions and geopolitical turmoil.

Our business has been, and we may in the future continue to be, adversely affected by certain events or circumstances outside our control. For example, the COVID-19 pandemic has, and may continue to have, a substantial impact on the delivery of healthcare services in the United States. Our business was impacted by several trends which emerged from the pandemic, including depressed pain patient office visits compared to pre-COVID periods, which may have accounted for fewer patients beginning therapy with our products, and labor disruptions that impacted pain offices, which in turn impacted our access to, and quality of interactions with, such offices. Although the federal public health emergency for COVID-19 expired in May 2023 in the United States, we expect the trends that emerged as a result of the pandemic to persist in the near to medium term. These circumstances may result in reduced demand for our products and negatively impact our sales and results of operations.

In addition, other events or circumstances outside of our control, including macroeconomic conditions such as recession or depression, inflation, and declines in consumer-spending could result in reduced demand for our products. An economic downturn could result in business closures, higher levels of unemployment, or declines in consumer disposable income which could have an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients may make efforts to avoid or postpone seeking non-essential medical care to allocate their resources to other priorities or essential items. These circumstances, in addition to the impact of geopolitical turmoil, such as the ongoing Ukrainian War and current conflict in Israel, social unrest, political instability, terrorism, cyberwarfare or other acts of war, may result in reduced demand for our products and negatively impact our sales, results of operations, and liquidity.

Litigation or regulatory action regarding opioid medications could negatively affect our business.

Beginning in 2018, lawsuits alleging damages related to opioids have been filed naming us as a defendant along with other manufacturers of prescription opioid medications. These lawsuits, filed in multiple jurisdictions, are brought by various local governments as well as private claimants, against various manufacturers, distributors and retail pharmacies. These lawsuits generally allege that we had engaged in improper marketing practices related to Xtampza ER and the Nucynta Products. In March 2022, we entered into a Master Settlement Agreement resolving 27 pending opioid-related lawsuits brought against us by cities, counties, and other subdivisions in the United States. As part of the Master Settlement Agreement, we paid $2.75 million to the plaintiffs and the cases were dismissed, with prejudice. In late March 2023, three new cases were filed in three federal courts, naming us as one of numerous defendants, from which we have been dismissed.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of September 30, 2023, there were outstanding options to purchase an aggregate of 1,347,160 shares of our common stock at a weighted average exercise price of $19.43 per share, of which options to purchase 1,310,344 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In August 2021, our Board of Directors authorized a repurchase program for the repurchase of up to $100.0 million of shares of our common stock at any time or times through December 31, 2022 (the “Prior Repurchase Program”). We repurchased $61.9 million of shares pursuant to the Prior Repurchase Program prior to its expiration on December 31, 2022. In January 2023, our Board of Directors authorized a new share repurchase program for the repurchase of up to $100.0 million of shares of our common stock through December 31, 2023 (the “2023 Repurchase Program”). The 2023 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act.

In August 2023, we entered into the ASR Program to repurchase $50.0 million of our common stock, as part of the 2023 Repurchase Program. As of September 30, 2023, we had repurchased an initial $40.0 million of shares under the 2023 Repurchase Program, and the remaining value of shares that may be repurchased pursuant to the 2023 Repurchase Program was $60.0 million, which included $10.0 million which has since been settled under the ASR Program. Additional share repurchases under the 2023 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q.

PURCHASES OF EQUITY SECURITIES

The following table sets forth shares of common stock repurchased under our 2023 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended September 30, 2023:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1) (2)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2023 through July 31, 2023	508		$21.57	—		$100,000
August 1, 2023 through August 31, 2023	1,708,331		23.49	1,702,852		60,000
September 1, 2023 through September 30, 2023	1,372		23.36	—		60,000
Total	1,710,211	(3)	$23.49	1,702,852	(3)	$60,000

(1)	The 2023 Repurchase Program was announced on January 4, 2023. The 2023 Repurchase Program provides for the repurchase of up to $100.0 million of outstanding shares of our common stock at any time or times through December 31, 2023. The 2023 Repurchase Program did not expire during the three months ended September 30, 2023, nor do we currently plan to terminate the 2023 Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	As part of the 2023 Repurchase Program, on August 4, 2023 we entered into the ASR Agreement with an investment bank and announced the ASR Program on August 7, 2023. The ASR Agreement provided for the repurchase of up to $50.0 million of outstanding shares of our common stock through December 8, 2023. The ASR Program did not expire during the three months ended September 30, 2023, nor did we plan to terminate the ASR Program prior to its expiration. During the three months ended September 30, 2023, we repurchased 1,702,852 shares at a price of $23.49 per share for a total of $40.0 million under the 2023 Repurchase Program. For more information regarding the ASR Program, refer to Note 14, Equity.
(3)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

RULE 10b5-1 TRADING PLANS

The disclosure set forth in Part II – Item 2 above is incorporated herein by reference.

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended September 30, 2023:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Scott Dreyer	Executive Vice President and Chief Commercial Officer	Adoption	August 9, 2023	X		August 8, 2024	33,560

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 7, 2023	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2023	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)