Form 10-K
period 2023-12-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2024-02-22
CIK 1267565

04

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $741.8 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2023 of $21.49 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2024, there were 31,959,828 shares of the registrant's common stock, par value, $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2024 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2023, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products;
●	our ability to maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

In April 2016, the United States Food and Drug Administration (“FDA”) approved our New Drug Application (“NDA”) for Xtampza ER. Xtampza ER is indicated for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative treatment options are inadequate. The approved labeling for Xtampza ER includes human abuse potential studies, as well as data supporting the administration of the product as a sprinkle or through feeding tubes. Xtampza ER’s label indicates a dosing regimen of one capsule every 12 hours, and it must be taken with food. In June 2016, we commercially launched Xtampza ER in the United States.

Xtampza ER, OxyContin, and the authorized generic versions of OxyContin (which are identical to the branded versions) are the only extended-release oxycodone products marketed in the United States as of January 2024. Xtampza ER and OxyContin (along with its authorized generics) feature the same active pharmaceutical ingredient (oxycodone) and feature abuse-deterrent technologies – though the abuse deterrent technologies are designed differently. In November 2017, we announced FDA approval of a Supplemental New Drug Application (“sNDA”) for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release). In the study, Xtampza ER maintained its extended-release pharmacokinetic profile when crushed, while OxyContin showed a rapid release of oxycodone when crushed with common household tools; crushed OxyContin was bioequivalent to crushed oxycodone IR. The sNDA also added results from an oral human abuse potential study and an oral abuse deterrent claim to the label, making Xtampza ER the only single-agent extended-release oxycodone with oral, intranasal, and intravenous abuse-deterrent labeling.

We are committed to ongoing monitoring and public dissemination of our real-world abuse and diversion data, regardless of the results. The two main sources of real-world abuse, misuse, and diversion data are RADARS® and Inflexxion, an IBH Company. The Researched Abuse, Diversion and Addiction-Related Surveillance (RADARS) System collects product-and geographically-specific data on abuse, misuse, and diversion of prescription drugs through its multiple data sources. Abuse, misuse, and diversion of Xtampza ER has remained low compared to commonly abused schedule II opioid analgesics for three years after introduction into the U.S. market. Methods to defeat the tamper resistant properties of Xtampza ER are reported but there is no indication of widespread or expanding abuse or misuse in the data streams evaluated. Potential limitations are based upon the fact that the Poison Center and Treatment Center Program cases involve self-reporting which may lead to: (i) differential misidentification among drug groups which may affect observed differences, and (ii) case counts of drug groups comprised primarily of branded products (other abuse-deterrent formulations of ER opioids) may be overestimated when based on self-reporting and drug groups comprised primarily of generic products (non-abuse-deterrent formulations of ER opioids and IR oxycodone) may be underestimated. The RADARS data represents a single snapshot in time and is subject to change. Therefore, we plan to continue monitoring real world data characterizing the rate of abuse, misuse, and diversion of Xtampza.

Nucynta Products

The Nucynta Products are extended-release (“ER”) and immediate-release (“IR”) oral formulations of tapentadol. In November 2008, the FDA approved Nucynta ER and Nucynta IR. Nucynta ER is indicated for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults and pediatric patients aged 6 years and older with a body weight of at least 40 kg. In August 2023, the FDA granted New Patient Population exclusivity for Nucynta IR in pediatric patients. This grant extended the period of U.S. exclusivity for Nucynta IR from June 27, 2025 to July 3, 2026.

We began commercializing the Nucynta Products in 2018 pursuant to a commercialization agreement (the “Nucynta Commercialization Agreement”) with Assertio Therapeutics, Inc. (formerly known as Depomed) (“Assertio”), pursuant to which Assertio granted us a sublicense of certain of its intellectual property related to the Nucynta Products for commercialization of such products in the United States. In February 2020, we acquired additional assets related to the Nucynta Products from Assertio and assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products through the acquisition of a license from Grünenthal Gmbh (the “Grünenthal License” and such acquisition, the “Nucynta Acquisition”). Upon closing the Nucynta Acquisition, the Nucynta Commercialization Agreement and our prior royalty obligation to Assertio ceased; our only remaining royalty obligation is to pay royalties directly to Grünenthal Gmbh based on net sales of the Nucynta Products under the Grünenthal License.

Belbuca and Symproic

On March 22, 2022, we acquired BioDelivery Sciences International, Inc. (“BDSI”), a specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions (the “BDSI Acquisition”). Upon closing the BDSI Acquisition, we acquired Belbuca and Symproic.

Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative options are inadequate. Symproic was approved by the FDA in March 2017 for the treatment of opioid-induced constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. We began shipping and recognizing product sales related to Belbuca and Symproic in March 2022.

Pain, Pain Management, and Opioid Abuse in the United States

Acute and Chronic Pain

Pain can be classified along many different variables, including severity, duration and etiology. There are two broad categories of pain based on duration: acute pain, or pain that is self-limited and generally requires treatment for no more than up to a few weeks, and chronic pain, or pain that lasts beyond the healing of an injury or that persists longer than 3 to 6 months. The overall prevalence of chronic pain among adults in the United States is 20.9%, affecting approximately 51.6 million Americans. Additionally, 6.9% of the U.S. adult population, approximately 17.1 million people, suffer from high-impact chronic pain that frequently limits life or work activities.

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

Role of Prescription Opioids in the Treatment of Pain

Prescription opioids continue to serve as important tools in the treatment of acute and chronic pain where alternative treatments have been inadequate. Prescription opioids are available in immediate-release formulations as well as in long-acting/extended-release formulations, which incorporate a time-release mechanism designed to deliver steady amounts of opioid, typically over 12 to 24 hours. Extended-release opioids are designed to offer more convenient dosing with a longer period of consistent blood levels of the active drug as compared to immediate-release formulations.

In 2023, there were approximately 139.7 million prescriptions for opioids written in the United States, representing a 3.8% decline from 2022 levels and including approximately 13.6 million prescriptions for long-acting/extended-release opioids, and approximately 126.1 million prescriptions for immediate-release opioids. After marked increases in opioid prescriptions from 2000 to 2015, prescriptions decreased each year since 2015, correlating with rising awareness of the extent and impact of the opioid crisis. However, prescription levels in 2020 returned to levels similar to those seen in the year 2000, when 143.8 million prescriptions for opioids were written in the United States, including 11.4 million prescriptions for extended-release opioids and 132.4 million prescriptions for immediate-release opioids.

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

Prescription Opioid Abuse in the United States

Prescription opioids of all kinds, including both immediate-release and extended-release formulations, are subject to manipulation, diversion, misuse, and abuse. Besides their accepted uses for analgesia, opioids produce a general sense of well-being or euphoria by reducing tension, anxiety, and aggression. These effects contribute to the attractiveness of opioids for abuse and, indeed, the U.S. Centers for Disease Control and Prevention (“CDC”) has described abuse of prescription drugs in the United States as a vast and deadly epidemic. The beginning of the opioid overdose epidemic in the late 1990s was marked by a rise in prescription opioid overdose deaths. For a variety of reasons, heroin use began increasing in the mid-2000s, and had surpassed prescription opioids as a cause of opioid-related overdose by 2016. Meanwhile, the predominant opioid cause of death in 2018 involved synthetic opioids other than methadone. While opioid-related overdose deaths declined slightly in 2018 (in contrast to the sharp increases during 2014 to 2017), the number of drug overdose deaths was still four times higher in 2018 than in 1999.

Despite heightened awareness of the risks associated with opioid use, abuse of prescription opioids, including extended-release formulations, continues to be a public health issue. In 2022, 8.9 million, or 3.2% of people aged 12 and older, reported opioid misuse in the prior year as collected by the National Survey on Drug Use and Health sponsored by the Substance Abuse and Mental Health Services Administration (“SAMHSA”). In 2021, the number of reported deaths involving prescription opioids totaled 16,706, worsening from 2019 levels.

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

Legislative and Regulatory Actions

In response to widespread prescription opioid abuse, the U.S. government and a number of state legislatures enacted new legislation and regulations intended to fight the opioid epidemic. At the federal level (in addition to the DEA and FDA efforts discussed elsewhere in this Annual Report on Form 10-K), in 2016 the CDC issued clinical practice prescribing guidelines intended to reduce opioid-related harms by encouraging primary care physicians to limit the amount of morphine milligram equivalents (“MMEs”) that they prescribe for chronic pain patients. On November 4, 2022, the CDC released updated guidance on prescribing opioids for pain. The 2022 prescribing guidelines replaced the 2016 guidelines but retained their principles for prescribing opioids for chronic pain. The updated CDC guidelines note that although opioids should not be considered first-line therapy for pain management, this does not mean that patients should be required to sequentially fail nonpharmacologic and nonopioid therapy before proceeding to opioid therapy, but rather the expected benefits specific to the clinical context should be weighed against risks before initiating therapy.

In addition to CDC, the Department of Health and Human Services (“HHS”), and the Department of Veterans Affairs and the Department of Defense (“VA-DoD”) issued clinical practice guidelines in 2017 and updated most recently in 2022 for the evaluation and management of care for patients with chronic pain who are on or being considered for opioid treatment. These guidelines are grounded in patient-centered care and the 2022 update provides algorithms for determining the appropriateness of opioids for chronic pain, determining the initiation of opioids, and maintaining, tapering, discontinuing or switching from full agonist opioid treatment.

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

Manufacturing of Our Products

Overview

Xtampza ER is manufactured using a proprietary process. This process is reproducible, scalable, and cost-efficient, and we believe that the microsphere formulation — and the related manufacturing process — is unique in the extended-release opioid market. To date, we have produced Xtampza ER through a contract manufacturing organization, Patheon, a subsidiary of Thermo Fisher Scientific, pursuant to a third-party supply agreement. Our microsphere production is currently conducted in a dedicated manufacturing suite as we transitioned the microsphere production to the new suite in 2021. Patheon has an established record of manufacturing FDA-approved products in the United States, including products containing controlled substances. We own all of the intellectual property, including know-how and specialized manufacturing equipment, necessary to be able to qualify the manufacturing equipment currently located at Patheon’s facility at an alternative location (and with an alternative vendor) if necessary.

The Nucynta Products are manufactured pursuant to supply agreements with third-party manufacturers. Nucynta ER was historically produced by Janssen at a facility in Puerto Rico pursuant to a supply agreement that we assumed from Assertio in connection with the Nucynta Acquisition. In September 2022, we completed the transfer of the Nucynta ER manufacturing process through a technology transfer program to enable manufacturing of Nucynta ER at Patheon in Cincinnati, Ohio. Nucynta ER is currently manufactured by Patheon. Nucynta IR is manufactured by Halo Pharmaceutical, Inc. in Whippany, New Jersey.

Belbuca and Symproic are manufactured pursuant to supply agreements with third-party manufacturers. Belbuca laminate (i.e., bulk product) is produced by Adhesives Research in Glen Rock, Pennsylvania. Belbuca laminate is then sent to either LTS Therapy Systems (formerly Tapemark) in St. Paul, Minnesota or Sharp Packaging Solutions in

Allentown, Pennsylvania where it is converted into individual dosage units and, ultimately, into finished goods. For the Belbuca product portfolio, we are currently qualifying alternate bulk and secondary packaging operations at our existing manufacturer’s sites. Symproic is manufactured by UPM Pharmaceuticals in Bristol, Tennessee and packaged by Sharp Packaging Solutions in Allentown, Pennsylvania.

Drug Substances

The API used to formulate the products in our portfolio and DEA drug scheduling are as follows:

Product	API	DEA Drug Schedule
Xtampza ER	Oxycodone	Schedule II
Nucynta IR	Tapentadol	Schedule II
Nucynta ER	Tapentadol	Schedule II
Belbuca	Buprenorphine	Schedule III
Symproic	Naldemedine	Not a controlled substance

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

We currently procure the API used in our products from a sole supplier or limited number of suppliers.

Marketing and Commercialization

We commercialize our products in the United States with a dedicated field sales force, consisting of approximately 110 sales representatives and managers, to call on the approximately 10,000 health care professionals who write approximately 66% of the branded extended-release opioid prescriptions in the United States, with a primary focus on pain specialists. We also employ a market-access team to support our formulary approval and payor contracting.

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

Intellectual Property

The protection of patents, designs, trademarks and other proprietary rights that we own or license is critical to our success and competitive position. Xtampza ER is protected by twelve issued patents in the United States (which cover both the abuse-deterrent technology and methods of using it to treat patients), one granted and two pending applications in the European Patent Office, two issued patents in Canada, and one issued patent in each of Japan and Australia. Finally, we have six patent applications pending in the United States, one pending patent application in each of Canada and Japan, and one pending Patent Cooperation Treaty (“PCT”) application. Our issued U.S. patents are projected to expire in 2025, 2030, and 2036 and our pending patent applications in the United States, if issued, would be projected to expire in 2030 and 2036. In addition, we use a unique and proprietary process to manufacture our products that requires significant know how, which we currently protect as trade secrets.

Nucynta IR is protected by one issued patent in the United States (which covers both the drug substance and drug product) that is projected to expire in 2025. Nucynta IR is also covered by New Patient Population exclusivity in pediatric patients that is projected to expire in 2026. Nucynta ER is protected by four issued patents in the United States (which cover the drug substance, drug product, certain characteristics of the dosage form, and methods of treating patients) that are projected to expire in 2024, 2025, and 2028. Belbuca is protected by three issued patents in the United States (which cover a method of treating patients) that are projected to expire in 2027 and 2032.

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

Competition

Our industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face competition and potential competition from several sources, including pharmaceutical and biotechnology companies, generic and branded drug companies, drug delivery companies and academic and research institutions. However, our primary source of competition stems from the generic opioid market, including both long-acting/extended-release and immediate-release opioid drugs. Most of the existing and potential competitors have significantly more financial and other resources than we do. We believe the key competitive factors that will affect the commercial success of our products include the therapeutic efficacy, convenience of dosing and distribution and, in the case of Xtampza ER, the degree of abuse deterrence of competing products, as well as their safety, cost and tolerability profiles.

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

The process of developing a pharmaceutical product and obtaining FDA approval to market the medication in the United States typically involves:

●	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practices (“GLP”) and regulations;

●	submission to the FDA of an Investigational New Drug (“IND”) application for human clinical testing, which becomes effective 30 days after submission and, if not placed on clinical hold, before human clinical trials may begin in the United States;
●	approval by an independent institutional review board, at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices (“GCP”) and FDA regulations to establish the safety and effectiveness of the proposed drug product for each indication for which FDA approval is sought;
●	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current good manufacturing practices (“cGMP”) and regulations;
●	submission to the FDA of a NDA or, in the case of a generic drug, an abbreviated NDA (“ANDA”);
●	satisfactory completion of a review by an FDA advisory committee, if convened; and
●	FDA review and approval of the NDA or ANDA.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the application type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The results of preclinical testing are submitted to the FDA as part of an IND application along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND application is submitted.

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

Where a sponsor wishes to expand the originally approved prescribing information, such as by adding a new indication, it must submit and obtain approval of a sNDA. Changes to an indication generally require additional clinical studies, which can be time-consuming and require the expenditure of substantial additional resources. Under PDUFA, the target timeframe for the review of a sNDA to add a new clinical indication is six or ten months from the receipt date, depending on whether or not the sNDA has priority review. As with an NDA, if the FDA determines that it cannot approve a sNDA in its current form, it will issue a complete response letter as discussed above.

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

In July 2012, the FDA approved a class-wide REMS for extended-release and long-acting opioid products (Opioid Analgesic REMS). Extended-release formulations of oxycodone, morphine, hydrocodone and hydromorphone, for example, are required to have a REMS. The goal of the Opioid Analgesic REMS is to educate prescribers and other healthcare providers (including pharmacists and nurses) on the treatment and monitoring of patients with pain. Manufacturers subject to this class-wide REMS must work together to implement the REMS as part of the Opioid Analgesic REMS Program Companies ("RPC"), which is a collaboration of drug product companies to implement a single shared REMS to reduce the burden on the healthcare system accessed from the RPC REMs website. The content on this website is determined by, hosted on behalf of, and is financially supported by the RPC. The central component of the extended-release/long-acting opioid REMS program is an education program for healthcare providers who prescribe, and healthcare providers involved in the treatment and monitoring of patients who receive opioid analgesics. Specifically, the REMS includes a product-specific Medication Guide and the Patient Counseling Guide available for distribution to patients who are dispensed the drug, as well as a number of ETASU. These ETASU include REMS-compliant accredited continuing education for healthcare providers, which includes all healthcare providers who prescribe or are involved in the management of patients with pain; information provided to prescribers that they can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers about the existence of the REMS and the strong recommendation that they complete the available training. Prescriber training required to be offered as part of the REMS is conducted by accredited, independent continuing education providers, without cost to healthcare professionals, under unrestricted grants funded by the opioid analgesic manufacturers. Moreover, REMS assessments must be submitted on an annual basis to assess the extent to which the ETASU are meeting the goals of the REMS and whether the goals or elements should be modified.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion restrictions. In addition, the Drug Supply Chain Security Act (“DSCSA”), was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers that culminated in November 2023. The FDA has issued two compliance policy guidances that establish a one-year stabilization period from November 2023 to November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. The law’s requirements include the quarantine and prompt investigation of a suspicious product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements.

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

The FDA may require post-approval studies, including post-marketing surveillance and observational studies and clinical trials, if the FDA finds that scientific data, including information regarding related drugs, warrant them. The purpose of such studies would be to collect additional information to assess a known serious risk or signals of serious risk related to the drug or to monitor for or identify an unexpected serious risk when available data indicate the potential for such a risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others.

The FDA held a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee on April 19, 2023. The committee discussed post-marketing requirements (“PMRs”) 3033-11, issued to holders of NDAs for extended-release and long-acting opioid analgesics to evaluate long-term efficacy of opioid analgesics and the risk of opioid-induced hyperalgesia. The discussion focused on a clinical trial designed to address these objectives. We participated in this meeting and as a result, the proposed design of study 3033-11, the enriched enrollment randomized withdrawal design was not supported. As part of the Opioid PMR Consortium, Collegium is working with the FDA to redesign study 3033-11.

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

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. No ANDA application will receive final approval before any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Annually, the DEA establishes an aggregate quota for how much active opioid ingredients, such as oxycodone and tapentadol, may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications quarterly to the DEA for individual production and procurement quotas. Xtampza ER and the Nucynta Products are regulated as Schedule II controlled substances, and thus, are subject to the DEA’s production and procurement quota system. Our contract manufacturers must receive a quarterly quota from the DEA to produce or procure any Schedule I or Schedule II substance, including oxycodone base for use in manufacturing Xtampza ER and tapentadol for use in manufacturing the Nucynta Products. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

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

Federal laws have been enacted to address the national epidemics of prescription opioid abuse and illicit opioid use. In 2016, the Comprehensive Addiction and Recovery Act (“CARA”), was enacted to address the national epidemics of prescription opioid abuse and heroin use. CARA expands the availability of naloxone for law enforcement and other first responders, forms an interagency task force to develop best practices for pain management with opioid medications and provides resources to improve state monitoring of opioids. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”), which was signed into law in November 2018, includes a number of measures directed towards regulation and improvement of treatment for substance use-disorder and increased coverage by the Centers for Medicare and Medicaid Services (“CMS”) of medically-assisted treatment options. In addition, the SUPPORT Act requires HHS to report to Congress on existing barriers to access to abuse-deterrent opioid formulations by Medicare Part C and D beneficiaries.

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

The federal Anti-Kickback Statute (“AKS”) (42 U.S.C. § 1320a-7b(b)) prohibits knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Under the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of 42 U.S.C. § 1320a-7b, constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Anti-Kickback Statute and implementing regulations provide for certain exceptions for “safe harbors” for certain discounting, rebating or personal services arrangements, among other things. However, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult. Violations of the federal Anti-Kickback Statute can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.

Other federal healthcare fraud-related laws also provide criminal liability for violations. The Criminal Healthcare Fraud statute, 18 U.S.C. § 1347 prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. Federal criminal law at 18 U.S.C. § 1001, among other sections, prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

The civil False Claims Act and similar state laws impose liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act and similar state laws allow a private individual to bring civil actions on behalf of the federal or state government and to share in any monetary recovery. The Federal Physician Payments Sunshine Act and similar state laws impose reporting requirements for various types of payments to physicians, other licensed healthcare practitioners and teaching hospitals. Failure to comply with required reporting requirements under these laws could subject manufacturers and others to substantial civil monetary penalties. In addition, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical and medical device companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical and medical device products, including state investigations and litigation by certain government entities regarding our marketing of opioid products.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Like the AKS, the Patient Protection and Affordable Care Act (the “ACA”) amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, also impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), to certain non-physician providers such as physician assistants and nurse practitioners, and to teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products. In addition, federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers. There are also analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of a pharmaceutical manufacturer’s business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a pharmaceutical manufacturer’s business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against a pharmaceutical manufacturer, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reporting obligations and oversight if we become subject to integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of operations. In addition, commercialization of any drug product outside the U.S. will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

In March 2010, the Affordable Care Act was enacted, which significantly changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
●	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (later amended to 70%) point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	a licensure framework for follow-on biologic products;
●	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

The Affordable Care Act has been subject to challenges in the courts. On June 17, 2021, in an appeal from a lower court decision holding that the individual mandate under the Affordable Care Act is unconstitutional, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the Affordable Care Act or any of its provisions.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011 and subsequent legislation has resulted in reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2030 unless additional action is taken by Congress.

The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations. The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Removal of the drug rebate cap can result in paying rebate payments to Medicaid that are higher than the sale price of the drug.

The Inflation Reduction Act of 2022 (“IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance. Another component of the IRA includes the establishment of rebate payment requirements on Medicare Part D drugs which penalize price increases that outpace inflation. The IRA also redesigned Medicare Part D to reallocate cost across the various stakeholders: CMS, payors, manufacturers, and beneficiaries. Certain aspects of the Part D redesign take effect in 2024 which ultimately shifts some liability from beneficiaries to the payors. Starting in 2025, all remaining components of the Part D Redesign will take effect. Ultimately, the existing coverage gap will be removed and replaced with greater exposure for manufacturers after the beneficiary pays their deductible. Additionally, the exemption previously applied on the low-income subsidy (“LIS”) population has been removed and increases manufacturer rebate exposure for that population. Some manufacturers, including Collegium, will qualify for a “phase in” of rebate utilization for the LIS population which should limit our exposure in the short term, but will increase it over time. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.

Our Environmental, Social, and Governance (“ESG”) Initiatives

Our commitment to serving as a responsible corporate citizen is rooted in our longstanding history of advancing our mission, executing our commercial strategy, governing our business to drive efficiency and value creation, and supporting our communities. We have prioritized corporate governance and risk mitigation; employee development and culture; our environmental footprint; and giving back to our communities. As a reflection of this commitment, our annual Corporate Scorecard has included metrics relating to our performance relative to specific ESG initiatives.

In February 2024, we published our annual ESG report on our corporate website highlighting our ESG accomplishments to date. The information contained in our ESG report is not a part of, nor is it incorporated by reference into, this Form 10-K.

Human Capital Management

Collegium Culture and Employee Engagement

Our employees are foundational to our current and future success, and we believe that their engagement and commitment are among our most valuable assets. As we seek to build and sustain a challenging, inspiring, and inclusive environment for our employees, we have focused on talent acquisition and retention; employee training and development; diversity and inclusion; and employee health and safety.

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

We prioritize transparency, recognition, and collaboration to support our team’s engagement. We facilitate transparent communications through various channels, such as quarterly all-employee meetings, small-group employee conversations with our Chief Executive Officer, and periodic employee engagement surveys.

Talent Acquisition and Retention

We seek to identify, recruit, retain, incentivize, and integrate our existing and new employees, advisors, and consultants. All full-time employees receive stock-based and cash-based compensation awards through the compensation cycle; stock-based compensation includes restricted stock units for the entire organization. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel as they strive to increase stockholder value and contribute to the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Employee Training and Development

We believe career development begins with good conversations between employees and their managers that ensure regular feedback, and we have implemented tools and annual processes that allow all employees in conjunction with their managers to explore possibilities and drive development action. Our comprehensive performance review process ensures our employees are on track with their development throughout the year.

Diversity, Equity, and Inclusion

We are committed to fostering diversity, equity, and inclusion (“DEI”) in our workplace. We are unwavering in our commitment to treat our colleagues fairly, and we are open-minded and inclusive in our engagements with one other, our partners, and customers. We believe that when people feel appreciated and included, they are more creative, innovative, and successful, which in turn improves our business and performance and enhances shareholder value. We are committed to employing people whose diverse backgrounds contribute to innovation and allow us to approach the complex issues that face our industry from many different perspectives.

We are executing our multi-year DEI strategic plan that strives to integrate DEI with our overall business goals by focusing on topics such as developing, retaining, and attracting talent; creating and sustaining a work environment where all employees feel valued and engaged; and developing a strong reputation and strategic alliance partnerships with the communities we serve.

As of December 2023, we had a total of 197 employees with representation with respect to gender and self-reported race and ethnicity as follows:

Ethnicity	#	%
Asian (Not Hispanic or Latino)	15	7.6%
Black or African American (Not Hispanic or Latino)	12	6.1%
Hispanic or Latino	5	2.5%
Prefer Not to Disclose	3	1.5%
Two or More Races (Not Hispanic or Latino)	3	1.5%
White (Not Hispanic or Latino)	159	80.8%
Total	197	100%

Gender	#	%
Female	98	49.7%
Male	99	50.3%
Total	197	100%

As in everything we do, we are committed to continuous improvement in this area. While we are proud of the diversity of backgrounds and identities that our workforce exhibits, we will make the necessary investments of time, resources, and engagement to make sustained improvements in this area.

Employee Health and Safety

We believe that the success of our business is fundamentally connected to the well-being of our employees; accordingly, we are committed to their health, safety, and wellness. We provide all employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs.

Our Executive Officers

The following table lists the positions, names and ages of our executive officers as of February 22, 2024:

Name	Age	Position(s)
Joseph Ciaffoni	52	Director, President and Chief Executive Officer
Colleen Tupper	48	Executive Vice President and Chief Financial Officer
Scott Dreyer	51	Executive Vice President and Chief Commercial Officer
Shirley Kuhlmann	40	Executive Vice President, General Counsel and Chief Administrative Officer
Thomas Smith	63	Executive Vice President and Chief Medical Officer

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

Scott Dreyer, Executive Vice President and Chief Commercial Officer. Mr. Dreyer was appointed as our Executive Vice President and Chief Commercial Officer in July 2018. Mr. Dreyer joined us in January 2018 as Senior Vice President of Sales, Marketing, Commercial Capabilities and Training. He has over 25 years of commercial experience across sales, marketing, commercial operations and strategic planning, all within the biopharma industry. Most recently, Mr. Dreyer was Senior Vice President, Marketing and Commercial Operations for The Medicines Company. Prior to joining The Medicines Company, he was Vice President and Chief Marketing Officer-U.S. at Biogen. Prior to Biogen, Mr. Dreyer held various commercial leadership positions of increasing responsibility at Merck & Co, including Vice President-U.S. Hospital and Oncology Sales and Commercial Operations, Vice President-U.S. Primary Care Sales, Executive Director U.S. Regional Marketing Leader – Neuroscience, Executive Director Customer Marketing and Solutions, Sr. Director of Strategic Planning and Director of Cardiovascular Marketing. Mr. Dreyer received a B.S. in Biology from Messiah College.

Shirley Kuhlmann, Executive Vice President, General Counsel and Chief Administrative Officer. Ms. Kuhlmann joined Collegium Pharmaceutical in March 2018 as Executive Vice President, General Counsel and Secretary and has also served as Chief Administrative Officer since March 2022. Prior to joining Collegium, Ms. Kuhlmann was an attorney in the Health Sciences Group of Pepper Hamilton LLP, a law firm headquartered in Philadelphia, Pennsylvania. Ms. Kuhlmann began her career at Pepper Hamilton in 2007 as an Associate and was elected a Partner of the firm in 2016. While with Pepper Hamilton, she advised private and public companies on a range of transactional matters, including securities offerings, mergers and acquisitions and other financing transactions. Ms. Kuhlmann received a B.A. in Economics and Political Science from Columbia University and a J.D. from the Emory University School of Law.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products we may acquire in the future;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations;
●	Adverse developments affecting the financial services industry could adversely affect our business, financial condition, or results of operations;
●	If we cannot continue successfully commercializing our products and any products that we may acquire in the future, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
●	Xtampza ER, the Nucynta Products, and Belbuca are subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	Failure to comply with ongoing governmental regulations for marketing our products, and in particular any failure to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions;
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any products we may acquire, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements;
●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;
●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;
●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	We may not realize all of the anticipated benefits from future acquisitions, and we may be unable to successfully integrate future acquisitions;
●	Our business may be adversely affected by certain events or circumstances outside our control, including macroeconomic conditions and geopolitical turmoil;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all;
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Needs

Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products that we may acquire in the future. Our failure to do so successfully could impair our growth strategy and plans and could have a material adverse effect on our business, financial position, and operating results.

Our ability to maintain profitability depends upon our ability to realize the full commercial potential of our products and to commercialize successfully any other products that we may in-license or acquire in the future. Our ability to generate revenue from our current or future products depends on a number of factors, including our ability to:

●	realize a commercially viable price for our products;
●	manufacture commercial quantities of our products at acceptable cost levels;
●	sustain a commercial organization capable of sales, marketing and distribution for the products we sell;
●	obtain coverage and adequate reimbursement from third parties, including government payors;
●	acquire new products, or develop new indications or line extensions for existing products, in the event that revenues from our existing products are impacted by price controls, loss of intellectual property exclusivity or competition; and
●	comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers, and to our products specifically, including FDA post-marketing requirements.

If we fail to maintain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had a U.S. federal net operating loss (“NOL”) carryforward of approximately $137.5 million and state NOL carryovers of approximately $202.4 million. The U.S. federal and state NOL carryforwards expire at various dates through 2037. Federal NOLs and certain state NOLs incurred in 2018 and onward have an indefinite expiration under the Tax Cuts and Jobs Act of 2017 and applicable state statutes. We also had U.S. federal tax credits of approximately $1.0 million, and state tax credits of approximately $0.7 million. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC 382”).

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

As part of the BDSI acquisition, we acquired an estimated $234.7 million of federal NOL carryovers which are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under IRC 382. We performed an IRC 382 study following the BDSI Acquisition in 2022 and concluded that there were ownership changes that occurred during the years 2006 and 2022 that would be subject to IRC 382 limitations. These IRC 382 annual limitations may limit our ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers, which may potentially limit our ability to reduce our future federal income tax liability by using these losses. As of December 31, 2023, remaining net operating losses of $124.3 million are subject to limitation. Refer to Note 18, Income Taxes, to our consolidated financial statements included in Part IV of this Annual Report on Form 10-K for more information.

We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.

In March 2022, we entered into a $650.0 million secured term loan (the “2022 Term Loan”) pursuant to our Amended and Restated Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “2022 Loan Agreement”), of which $412.5 million in principal was outstanding as of December 31, 2023. In addition, we have $26.4 million in 2.625% Convertible Senior Notes due in 2026 (the “2026 Convertible Notes”) and $241.5 million in 2.875% Convertible Senior Notes due 2029 (the “2029 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”). We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, and among other things:

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

Further, amounts outstanding under our 2022 Loan Agreement historically bore interest at a rate based on the London Interbank Offered Rate (“LIBOR”), and, effective July 1, 2023, bears interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) subject to a SOFR floor of 1.2%. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any period will fluctuate based on SOFR and other variable interest rates, as applicable. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken into receivership by the Federal Deposit Insurance Corporation (“FDIC”). Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. Further, investor concerns regarding domestic or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial obligations, which could have material adverse impacts on our liquidity and our business, financial condition, or results of operations.

Risks Related to our Products

If we cannot continue successfully commercializing our products and any products that we may acquire in the future, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Our business and future success are substantially dependent on our ability to continue successfully commercializing our products, including Xtampza ER, the Nucynta Products, Belbuca and Symproic, and any products that we may acquire in the future.

Our ability to continue successfully commercializing our products will depend on many factors, including but not limited to:

●	our ability to manufacture commercial quantities of our products at reasonable cost and with sufficient speed to meet commercial demand;
●	our ability to execute sales and marketing strategies successfully and continually;
●	our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of our products;
●	with respect to Xtampza ER, the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
●	our ability to defend successfully any challenges to our intellectual property or suits asserting patent infringement relating to our products;
●	the availability and quality of coverage and adequate reimbursement for our products;
●	a continued acceptable safety profile of our products;
●	our ability to acquire new products, or develop new indications or line extensions for existing products, in the event that revenues from our existing products are impacted by price controls, loss of intellectual property exclusivity or competition; and
●	our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.

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

Xtampza ER was approved with label language describing abuse-deterrent properties of the formulation with respect to the nasal and IV routes of abuse, consistent with Guidance for Industry, “Abuse-Deterrent Opioids- Evaluation and Labeling.” In November 2017, the FDA approved a sNDA for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

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

Further, discovery of serious and unanticipated adverse events associated with the product; the emergence of other problems with the product, manufacturer or facility; or our failure to make required regulatory submissions may result in adverse regulatory actions, including withdrawal of the product from the market or the requirement to add or strengthen label warnings about the product. The failure to obtain or maintain requisite governmental approvals or the imposition of additional or stronger warnings could delay or preclude us from realizing the full commercial potential of our products.

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

If we are unable to obtain or maintain intellectual property rights for our technologies, products or any products we may acquire, we may lose valuable assets or be unable to compete effectively in our market.

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

Physicians and others in the medical community, patients, and healthcare payors may not continue to accept and use our products, or accept and use any new products that we may acquire. Acceptance and use of our products will depend on a number of factors including:

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

Some of our products contain controlled substances, and the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies.

Some of our products contain controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol, are both classified as Schedule II controlled substances under the CSA and regulations of the DEA and the active ingredient in Belbuca, buprenorphine, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section in our Annual Report entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

In addition, controlled substances are also subject to regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas (for Schedule I and II substances), recordkeeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with commercialization of our products that include controlled substances. The DEA and some states conduct periodic inspections of registered establishments that handle controlled substances.

Failure to obtain and maintain required registrations or to comply with any applicable regulations could delay or preclude us from manufacturing and commercializing our products that contain controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of our products containing controlled substances.

Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products.

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system generally, and the manufacturing, distribution, and marketing of opioids in particular, that could affect our ability to commercialize our products. For example, several states, including New York, have imposed taxes or fees on the sale of opioids. Other states, and even the federal government, could impose similar taxes or fees, and such laws and proposals can vary in the tax and fee amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations.

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

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act, and the Affordable Care Act has also been subject to challenges in the courts. Refer to the section in our Annual Report entitled “Business — Government Regulation — Healthcare Reform.”

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

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of people who abuse drugs to discover previously unknown ways to abuse opioid drugs, including Xtampza ER, the Nucynta Products and Belbuca; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our products, decrease the revenues we are able to generate from their sale and adversely impact external investor perceptions of our business. Similarly, to the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third-party payors may not be willing to pay a premium for abuse-deterrent formulations of opioids.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Additionally, under FDORA, FDA will assign therapeutic equivalence ratings for certain prescription drugs approved via the Section 505(b)(2) NDA pathway with respect to other approved drug products and it is unclear how assignment of these ratings will impact the market opportunity for our products. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore, to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. Refer to Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV of this Annual Report on Form 10-K. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.

We may seek FDA pediatric exclusivity for some of our products. Pediatric exclusivity, if granted, adds six months of patent term and marketing exclusivity to existing exclusivity periods for all formulations, dosage forms, and indications for the active moiety, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity in pediatrics by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA's Pediatric Written Request to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. If FDA deems these data to be responsive to its Written Request, the exclusivity of the entire Nucynta franchise could be extended an additional six months, to December 2025 for Nucynta ER and January 2027 for Nucynta IR. However, there is no guarantee that FDA will agree that the Written Request has been satisfied and that we will receive this additional exclusivity, or that we will maintain such exclusivity, if granted.

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

We have also transitioned commercial manufacturing for Nucynta ER from Janssen to Patheon. While we were successful in our regulatory approval and validation activities, we could encounter issues in obtaining commercial supply from Patheon's facility due to technical problems or challenges obtaining adequate and/or timely DEA procurement quota.

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

Our reliance on third parties reduces our control over our manufacturing and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require our products to be manufactured according to cGMP. Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to inspection deficiencies, a shortage of commercial product, or potential products liability exposure for any noncompliant distributed products. Such failure could also be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

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

There are currently global supply chain disruptions and shortages caused by a variety of factors, including geopolitical turmoil, such as the Ukrainian War and current conflict in Israel and Gaza. While we and our suppliers are still able to receive sufficient inventory of the key materials and components needed, we could experience pressure on our supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, including excipients and packaging components. To date, supply chain pressure has not had a material impact on our results of operations. However, if these disruptions and shortages continue, we may in the future experience a material interruption to our supply chain. Such an interruption could have a material adverse impact on our business, including but not limited to, our ability to timely manufacture and distribute our products.

Manufacturing issues may arise that could increase product and regulatory approval costs, delay commercialization or limit commercial supply.

In our current commercial manufacturing operations, and as we scale up manufacturing of our products and conduct required stability testing, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to successfully commercialize our products. In the future, we may identify impurities, which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses, failure to obtain or maintain approval or limitations in our commercial supply.

We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected.

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented greater than 90% of our product shipments for the year ended December 31, 2023. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Certain of our opioid products are subject to post-marketing requirements or commitments, which may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control.

For certain of our products, we are subject to post-marketing requirements to conduct epidemiological studies and clinical trials, or, in some cases, to conduct post-marketing surveillance or observational studies to gather additional information about our products. For our opioid products, we generally intend to fulfill our PMRs by virtue of our participation in the Opioid PMR Consortium (“OPC”). Although we retain discretion in how to discharge such PMRs, the scale and scope of the studies required by the FDA make it cost prohibitive to discharge these requirements other than by joining the OPC that was formed to conduct them. We are a member of the OPC and engage in decision-making as a member of that organization, but do not have a majority. If the OPC fails to conduct sufficiently rigorous studies or is unable to achieve the patient enrollment or other requirements established by the FDA, we may be unable to satisfy our PMRs and the FDA may choose to withdraw or otherwise restrict its approval of our opioid products. Additionally, there may be certain PMRs or post-marketing commitments that we fulfill on our own for our products, including via the conduct of post-marketing surveillance or observational studies. If such studies lead to the discovery of adverse findings regarding the safety or benefit profiles of our products, then the FDA may choose to withdraw or otherwise restrict the approval of our products or the FDA or we may determine that labeling changes are warranted based on their finding. Such withdrawal or restriction or labeling changes for our products would have an adverse impact on our business and financial condition.

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

Our business may be adversely affected by certain events or circumstances outside our control, including macroeconomic conditions and geopolitical turmoil.

Events or circumstances outside of our control, including macroeconomic conditions such as recession or depression, inflation, and declines in consumer-spending could result in reduced demand for our products. An economic downturn could result in business closures, higher levels of unemployment, or declines in consumer disposable income which could have an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients may make efforts to avoid or postpone seeking non-essential medical care to allocate their resources to other priorities or essential items. These circumstances, in addition to the impact of geopolitical turmoil, such as the ongoing Ukrainian War and current conflict in Israel and Gaza (including any escalation or expansion), social unrest, political instability in the United States and elsewhere, terrorism, cyberwarfare or other acts of war, may result in reduced demand for our products and negatively impact our sales, results of operations, and liquidity.

Security breaches and other disruptions to our, or our vendors’, information technology systems may compromise our information and expose us to liability that could adversely impact our financial condition, operations, and reputation.

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks (“Systems”) to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications including, in some cases, our business proprietary information, and Electronic Data Interchange (“EDI”) on purchase orders, invoices, chargebacks, among other things. Our Systems, along with those of the third parties whom we rely on to process confidential and sensitive data in a variety of contexts, are potentially vulnerable to a variety of evolving threats that may expose this data to unauthorized persons or otherwise compromise its integrity. These threats may include, but are not limited to, social-engineering attacks (including through phishing attacks), business email compromise, online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

We may expend significant resources to try to protect against these threats to our Systems. Certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain security measures. While we have implemented security measures designed to protect our Systems and confidential and sensitive data, there can be no assurance that these measures will be effective. Threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Further, our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices.

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

Commercial sales of our products and any products we acquire, may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of our products. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill Medicare, Medicaid or other third-party payors directly, we may provide reimbursement guidance and support regarding our products to our customers and patients. Federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

We or the third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, health epidemic or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it might become difficult or, in certain cases, impossible for us to continue our business, and any disruption could last for a substantial period of time.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of December 31, 2023, there were outstanding options to purchase an aggregate of 1,176,750 shares of our common stock at a weighted average exercise price of $19.48 per share, of which options to purchase 1,158,209 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In August 2021, our Board of Directors authorized a repurchase program for the repurchase of up to $100 million of shares of our common stock at any time or times through December 31, 2022 (the “Prior Repurchase Program”). We repurchased $61.9 million of shares pursuant to the Prior Repurchase Program prior to its expiration on December 31, 2022. In January 2023, our Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million of shares of our common stock through December 31, 2023 (the “2023 Repurchase Program”). We repurchased $75.0 million of shares pursuant to the 2023 Repurchase Program prior to its expiration on December 31, 2023.

In January 2024, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. Share repurchases under the 2024-2025 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a cybersecurity program designed to assess, identify, and mitigate risks from cybersecurity threats. This program is informed by the five elements of the National Institute of Standards and Technology framework: identify, protect, detect, respond, and recover. We utilize various methods to achieve these objectives including but not limited to company-wide policies and operating procedures, periodic testing, systems monitoring, patch management, and mandatory ongoing employee trainings. Additionally, we partner with third-party experts to conduct periodic penetration tests and to evaluate our information technology infrastructure for vulnerabilities. We also evaluate cybersecurity risks associated with third-party vendors that provide the hosted applications we use in our financial close process through review of their System and Organization Controls (“SOC”) 1 reports at least annually. We continue to invest in our information technology infrastructure and cybersecurity program to strengthen our ability to protect the confidentiality, integrity, and availability of our data and the security of our information systems.

In addition to our cybersecurity program, we assess cybersecurity risks as part of our overall risk management processes, primarily through our annual Enterprise Risk Assessment. Our Enterprise Risk Assessment surveys various employees and leaders throughout our organization with the goal of evaluating our risk landscape, enhancing our overall understanding of risks to our business, and ultimately managing and/or mitigating identified risks. We assess various risks, including cybersecurity related risks, based on the likelihood of an incident occurring, impact to our organization if an incident occurred, and the level of internal control we currently have over the risk. The results are analyzed to identify vulnerabilities and then risk management/mitigation plans are designed, implemented, and evaluated for effectiveness.

If a cybersecurity incident were to occur, we would implement our incident response plan in an effort to contain and mitigate the threat. As part of our incident response plan, our Cybersecurity Incident Response Team (a cross-functional taskforce comprised of senior representatives), would convene to assess the potential impact to our business, including financial reporting requirements and legal implications.

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we and/or our vendors have, from time to time, experienced threats to, or security incidents, related to our data and systems or that had the potential to otherwise impact our business. For more information about the cybersecurity risks we face, refer to “Item 1A. Risk Factors.”

Governance

One of the key functions of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. Our Audit Committee, a subcommittee of our Board, is responsible for the oversight of risks from cybersecurity threats. The Audit Committee receives updates at least quarterly from our Head of Information Technology regarding developments in our information technology infrastructure and cybersecurity program. This includes updates, as appropriate, on key information technology initiatives, new and existing cybersecurity risks, how management is managing those risks, and, if any, material cybersecurity incidents and the impact to our business and performance.

At the management level, our Head of Information Technology is responsible for assessing and managing risks from cybersecurity threats through oversight of our information technology infrastructure and cybersecurity program. The individual occupying this role has over 20 years of experience in information technology and cybersecurity and has served in senior cybersecurity leadership positions for over 10 years. Thus, we believe our Head of Information Technology is well-qualified to serve in this role. Our Head of Information Technology conducts bi-weekly meetings with our information technology department to remain apprised of cybersecurity matters. If a cybersecurity incident were to occur, our Head of Information Technology may inform our Executive Vice President and Head of Technological Operations and/or Audit Committee, depending on the severity of the incident in accordance with the established severity and response matrix as defined in our incident response plan.

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

Item 3.  Legal Proceedings

Discussion of legal matters is incorporated by reference from Note 13, Commitments and Contingencies, to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “COLL” since May 7, 2015. Prior to May 7, 2015, there was no public trading market for our common stock.

Holders

As of January 31, 2024, there were 12 holders of record of our common stock. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph sets forth the Company’s total cumulative shareholder return as compared to the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the 5-year period beginning on December 31, 2018 through December 31, 2023.

Total cumulative shareholder return assumes an investment of $100.00 in cash in our common stock at the beginning of the 5-year period compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends, however no dividends have been declared on our common stock to date.

	December 31,	December 31,
$100 investment in stock or index	2018	2023
Collegium Pharmaceutical, Inc. (COLL)	$100.00	$179.27
NASDAQ Composite Index (IXIC)	$100.00	$226.24
NASDAQ Biotechnology Index (NBI)	$100.00	$143.60

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth shares of common stock repurchased under our repurchase program authorized by our Board of Directors in January 2023 (the “2023 Repurchase Program”), as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended December 31, 2023:

Period	Total number of shares purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of Shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2023 through October 31, 2023	467,247		$23.10	462,442		$50,000
November 1, 2023 through November 30, 2023	867,532		27.09	865,426		30,000
December 1, 2023 through December 31, 2023	59,791		27.12	57,349		25,000
Total	1,394,570	(2)	$25.75	1,385,217	(2)	$25,000

(1)	The 2023 Repurchase Program was announced on January 4, 2023. The 2023 Repurchase Program provided for the repurchase of up to $100.0 million of outstanding shares of our common stock at any time or times through December 31, 2023. The 2023 Repurchase Program expired on December 31, 2023 with approximately $25.0 million available for repurchase at the time of expiration.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

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

Xtampza ER, an abuse-deterrent, oral formulation of oxycodone, was approved by the United States Food and Drug Administration (“FDA”) in April 2016 for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative treatment options are inadequate. We commercially launched Xtampza ER in June 2016.

The Nucynta Products are extended-release (“ER”) and immediate-release (“IR”) formulations of tapentadol. Nucynta ER is indicated for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults and pediatric patients aged 6 years and older with a body weight of at least 40 kg. We began shipping and recognizing product sales on the Nucynta Products in January 2018 and began marketing the Nucynta Products in February 2018. In August 2023, the FDA granted New Patient Population exclusivity in pediatrics for Nucynta IR. This grant extended the period of U.S. exclusivity for Nucynta IR from June 27, 2025 to July 3, 2026.

On March 22, 2022, we acquired BioDelivery Sciences International, Inc. (“BDSI”), a specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions (the “BDSI Acquisition”). Upon closing of the BDSI Acquisition, we acquired Belbuca and Symproic.

Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative options are inadequate. Symproic was approved by the FDA in March 2017 for the treatment of opioid-induced constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. We began shipping and recognizing product sales related to Belbuca and Symproic in March 2022.

Financial Operations Overview

Product Revenues

Product revenues through the year ended December 31, 2023 were primarily generated from sales of Xtampza ER, the Nucynta Products, Belbuca, and Symproic. In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) product sales are recorded upon delivery of products to customers (upon the transfer of control of the product to the customer), net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns.

Cost of Product Revenues

Cost of product revenues include amortization and impairment expense for the intangible assets acquired in connection with business combinations and asset acquisitions, royalty expenses, the cost of active pharmaceutical ingredient, the cost of producing finished goods that correspond with revenue for the reporting period, as well as certain period costs related to freight, packaging, stability and quality testing. Refer to Note 5, License Agreements, and Note 11, Goodwill and Intangible Assets, for further detail around the intangible assets acquired from the BDSI Acquisition, the Nucynta Intangible Asset and royalty expenses.

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

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to our debt, including the term loan issued in March 2022 in connection with the BDSI Acquisition (the “2022 Term Loan”), the term notes (the “2020 Term Loan”) and convertible notes (the “2026 Convertible Notes”) issued in February 2020 in connection with the Nucynta Acquisition, and convertible notes issued in February 2023 (the “2029 Convertible Notes”).

On March 22, 2022 the outstanding balance related to the 2020 Term Loan was fully paid in connection with the closing of the BDSI Acquisition and establishment of the 2022 Term Loan.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.

Provision for Income Taxes

The provision for income taxes reflects expense or tax benefit for federal and state income taxes, as well as the impact of non-deductible expenses. During the year ended December 31, 2021, we removed the valuation allowance on the substantial majority of our deferred tax assets, resulting in the recognition of a discrete deferred tax benefit of $78.0 million in 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. Estimates include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of our products, estimates related to the fair value of assets acquired and liabilities assumed, including acquired intangible assets and the fair value of inventory acquired, estimates utilized in the ongoing valuation of inventory related to potential unsalable product, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, intangible assets and deferred tax valuation allowances. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results. While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe the following accounting policies to be most critical to the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Product Revenue

Our only source of revenue to date has been generated by sales of our products, which are primarily sold to distributors (“customers”), which in turn sell the product to pharmacies and others for the treatment of patients. Revenue for product sales is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This generally occurs upon delivery to our customers when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable. Therefore, product sales are recorded upon delivery to our customers net of estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, as well as estimated product returns.

Sales Deductions

Sales deductions consist primarily of provisions for: (i) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (ii) product returns, including return estimates for our products; and (iii) trade allowances and chargebacks, including fees for distribution service fees, prompt pay discounts, and chargebacks. We estimate the amount of variable consideration that should be included in revenue under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect our best estimates of the amount of revenue to which we are entitled based on the terms of our contracts.

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

At the end of each reporting period, we analyze trends in returns rates and update our assessment of variable consideration for returns. To the extent we receive amounts in excess of what we expect to be entitled to receive due to a product return, we do not recognize revenue when we transfer products to customers but instead recognize those excess amounts received as a refund liability. We update the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

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

Provisions for trade allowances and chargebacks are primarily based on customer-level contractual terms. Accruals and related reserves are adjusted as new information becomes available, which generally consists of actual trade allowances and chargebacks processed. Actual results may differ from these estimates under different assumptions or conditions.

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

The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. The determination of the fair value of the acquired assets and liabilities assumed is a critical accounting estimate because the estimation of fair values requires significant management judgment and requires various assumptions based on non-observable inputs that are included in valuation models. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets and the fair value of acquired inventory. These cash flow projections are based on management’s estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and an appropriate discount rate.

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

Intangible Assets

We record the fair value of acquired finite-lived intangible assets as of the transaction date. Intangible assets are then amortized over their estimated useful lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized, which is generally based on our cash flow projections. Future events, such as competition, technological advances, or other changes, are subject to uncertainty and could cause subsequent evaluations to cash flow projections. We test intangible assets for potential impairment whenever triggering events or circumstances present an indication of impairment. If the sum of expected undiscounted future cash flows of the intangible assets (or asset group) is less than the carrying amount of such assets, the intangible assets would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. As of December 31, 2023, our intangible assets included those acquired in connection with the BDSI Acquisition and the Nucynta Intangible Asset.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse.

We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, we evaluate all available evidence including projections of future taxable income, carryback opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies, all of which are subject to uncertainty. Certain deferred tax assets, such as net operating losses and tax credits, expire at varying dates and are generally subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC 382”). Significant judgment is required in making these evaluations, including comparing future annual income projections to the expiration dates and annual limitations of such assets. To the extent our future expectations change, we would have to assess the recoverability of these deferred tax assets at that time.

As a result of sustained positive earnings history as demonstrated through cumulative earnings, we are using projections of future taxable income as a source of realizing our deferred tax assets. We have maintained a valuation allowance on the portion of our deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions of $5.8 million as of December 31, 2023.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

	(in thousands)
Product revenues, net	$566,767	$463,933
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	94,838	118,190
Intangible asset amortization and impairment	145,760	136,255
Total cost of products revenues	240,598	254,445
Gross profit	326,169	209,488
Operating expenses
Research and development	—	3,983
Selling, general and administrative	159,208	172,186
Total operating expenses	159,208	176,169
Income from operations	166,961	33,319
Interest expense	(83,339)	(63,213)
Interest income	15,615	1,047
Loss on extinguishment of debt	(23,504)	—
Income (loss) before income taxes	75,733	(28,847)
Provision for (benefit from) income taxes	27,578	(3,845)
Net income (loss)	$48,155	$(25,002)

Product revenues, net

Product revenues, net were $566.8 million for the year ended December 31, 2023 (“2023”), compared to $463.9 million for the year ended December 31, 2022 (“2022”), representing a $102.9 million increase. The $102.9 million increase is primarily due to increases in revenue for Belbuca of $55.6 million, Xtampza ER of $38.6 million, the Nucynta Products of $6.3 million, and Symproic of $4.2 million, partially offset by decreases in other revenue of $1.8 million.

The increase in revenue for Belbuca of $55.6 million and Symproic of $4.2 million is primarily due to a full year of revenue in 2023, compared to a partial year of revenue in 2022 due to the timing of the BDSI Acquisition.

The increase in revenue for Xtampza ER of $38.6 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and higher gross price, partially offset by lower sales volume and higher gross-to-net adjustments related to provisions for returns.

The increase in revenue for the Nucynta Products of $6.3 million is primarily due to lower gross-to-net adjustments primarily related to provisions for rebates and returns and higher gross price, partially offset by decreased sales volume.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $94.8 million for 2023, compared to $118.2 million for 2022. The $23.4 million decrease was primarily related to 2022 including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI as well as lower sales volume in 2023 for Xtampza and the Nucynta Products.

Intangible asset amortization was $145.8 million for 2023, compared to $136.3 million for 2022. The $9.5 million increase in intangible asset amortization was due to a full year of amortization expense recognized in 2023 related to the intangible assets acquired from BDSI of which $435.0 million of consideration was allocated to our acquired intangible assets, compared to a partial year of amortization expense in 2022. This increase was partially offset by a decrease in amortization expense as a result of the FDA granting New Patient Population exclusivity in pediatrics for Nucynta IR to July 3, 2026, resulting in an extension of the estimated useful life of the underlying intangible asset. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating expenses

We did not recognize research and development expenses in 2023, compared to $4.0 million recognized in 2022. The $4.0 million decrease was due to redirection of resources from research and development activities during 2022 as we shifted our focus to supporting our commercial products rather than research and development.

Selling, general and administrative expenses were $159.2 million for 2023, compared to $172.2 million for 2022. The $13.0 million decrease was primarily related to:

●	a decrease in acquisition related expenses classified as selling, general and administrative of $30.6 million; partially offset by
●	an increase in salaries, wages, and benefits of $8.7 million, primarily due to increases in personnel costs for employees retained following the BDSI Acquisition and higher stock-based compensation expenses;
●	an overall increase in audit and legal expenses of $5.0 million, primarily due to an $8.5 million litigation settlement;
●	an increase in sales and marketing expenses of $3.1 million, primarily due to expenses incurred to support the ongoing commercialization of products acquired from BDSI; and
●	an increase in regulatory expenses of $0.8 million, primarily due to a full year of expenses related to products acquired from BDSI.

Interest expense and Interest income

Interest expense was $83.3 million for 2023, compared to $63.2 million for 2022. The $20.1 million increase was primarily due to the 2022 Term Loan that we entered into in connection with the BDSI Acquisition, higher interest rates impacting our variable rate term loan debt, and higher interest expense due to the issuance of the 2029 Convertible Notes (offset by the partial repurchase of the 2026 Convertible Notes).

Interest income was $15.6 million for 2023, compared to $1.0 million for 2022. The $14.6 million increase was primarily due to a higher overall balance invested in 2023 compared to 2022 and higher interest rates earned on cash equivalents and marketable securities.

Loss on extinguishment of debt

We recognized a $23.5 million loss on extinguishment of debt in 2023 in connection with the repurchase of a portion of our 2026 Convertible Notes. This transaction involved a contemporaneous exchange of cash between us and holders of the 2026 Convertible Notes participating in the issuance of the 2029 Convertible Notes. The repurchase of the 2026 Convertible Notes and issuance of the 2029 Convertible Notes were deemed to have substantially different terms based on the present value of the cash flows immediately prior to and after the exchange. Therefore, the repurchase of the 2026 Convertible Notes was accounted for as a debt extinguishment.

Income Taxes

The provision for income taxes was $27.6 million for 2023, compared to a $3.8 million benefit from income taxes for 2022. The tax provision for 2023 was impacted by non-deductible costs, including non-deductible costs associated with the debt extinguishment that occurred in the first quarter of 2023 as well as non-deductible costs related to stock-based compensation, including 162(m) limitations. In 2022, we recognized a deferred tax benefit, partially offset by state income tax expense. The provision for income taxes in 2022 primarily consisted of state income tax for states for which our state-level NOLs did not fully offset state-level taxable income. The effective tax rate was 36.4% and 13.3% for 2023 and 2022, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily through the private placements and/or public offerings of our preferred stock, common stock, and convertible notes; commercial bank debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Belbuca, Xtampza, and the Nucynta Products. In March 2022, our debt balance increased significantly as we modified the 2020 Term Loan with Pharmakon to an increased principal balance of $650.0 million to fund a portion of the consideration paid to complete the BDSI Acquisition. We paid $100.0 million in principal payments during the first year of the 2022 Term Loan and the remaining $550.0 million balance will be paid in equal quarterly installments over the remaining three years of the term note. As of December 31, 2023, the outstanding principal balance of the 2022 Term Loan was $412.5 million, of which $183.3 million in principal payments are due within the next 12 months. As of December 31, 2023, the outstanding principal balance of the Convertible Notes was $267.9 million, of which $26.4 million is due in 2026 and $241.5 million is due in 2029. As of December 31, 2023, and December 31, 2022, we had $238.9 million and $173.7 million in cash and cash equivalents, respectively.

We believe that our cash, cash equivalents, and marketable securities as of December 31, 2023, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

The following transactions represent our material borrowing arrangements and equity offerings: the 2022 Term Loan, the 2026 Convertible Notes, and the 2029 Convertible Notes. Refer to Note 14, Debt, for more information.

Cash flows

In this section, we discuss cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

	Years Ended December 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$274,749	$124,230
Net cash used in investing activities	(70,812)	(573,691)
Net cash (used in) provided by financing activities	(140,178)	436,723
Net increase (decrease) in cash, cash equivalents and restricted cash	$63,759	$(12,738)

Operating activities. Cash provided by operating activities was $274.7 million in 2023, compared to $124.2 million in 2022. The $150.5 million increase in cash provided by operating activities was primarily due to the increase in cash flow from operating results, which reflects operating earnings, after adjustment for non-cash items that are included in net income, including higher intangible asset amortization as a result of the BDSI Acquisition and recognition of a loss on extinguishment of debt in connection with the repurchase of a portion of our 2026 Convertible Notes, as well as changes in working capital.

Investing activities. Cash used in investing activities was $70.8 million in 2023, compared to $573.7 million in 2022. The $502.9 million decrease in cash used in investing activities was primarily due to the use of $572.1 million for the BDSI Acquisition in 2022, net of cash acquired, partially offset by purchases and maturities of marketable securities in 2023.

Financing activities. Cash used in financing activities was $140.2 million in 2023, compared to cash provided by financing activities of $436.7 million in 2022. The $576.9 million decrease was primarily due to:

●	the repayment of the outstanding balance of the 2020 Term Loan and establishment of the 2022 Term Loan in connection with the BDSI Acquisition, which was accounted for as a debt modification and resulted in $517.7 million in proceeds from the term note modification in 2022;
●	an increase in repayments of term notes of $87.5 million; and
●	an increase in repurchases of common stock of $60.9 million, which includes $75.0 million related to accelerated share repurchases executed in 2023; partially offset by
●	the repurchase of a portion of our 2026 Convertibles Notes and issuance of our 2029 Convertible Notes which resulted in net proceeds of $96.6 million in 2023.

Funding requirements

We believe that our cash, cash equivalents, and marketable securities as of December 31, 2023, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have significant future capital requirements, including:

●	expected operating expenses to manufacture and commercialize our products and to operate our organization;
●	repayment of outstanding principal amounts and interest in connection with our 2022 Term Loan and Convertible Notes;
●	royalties we pay on sales of certain products within our portfolio;
●	operating lease obligations;
●	minimum purchase obligations in connection with our contract manufacturer; and
●	cash paid for income taxes.

In addition, we have significant potential future capital requirements, including:

●	we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital; and
●	in January 2024, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

Contractual Obligations

Our contractual obligations as of December 31, 2023 that will affect our future liquidity include our term loan, including interest; convertible senior notes, including interest; operating lease obligations; and purchase obligations. For further detail regarding our term notes and convertible senior notes, refer to Note 14, Debt. For further detail regarding our operating lease obligations, refer to Note 15, Leases.

Our purchase obligations represent the minimum purchase obligations of up to $3.0 million per year with our contract manufacturer which are in effect as of December 31, 2023 and will remain in effect each year until the termination of our manufacturing agreement.

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

Non-GAAP Financial Measures

To supplement our financial results presented on a GAAP basis, we have included information about certain non-GAAP financial measures. We believe the presentation of these non-GAAP financial measures, when viewed with our results under GAAP and the accompanying reconciliations, provide analysts, investors, lenders, and other third parties with insights into how we evaluate normal operational activities, including our ability to generate cash from operations, on a comparable year-over-year basis and manage our budgeting and forecasting. In addition, certain non-GAAP financial measures, primarily Adjusted EBITDA, are used to measure performance when determining components of annual compensation for substantially all non-sales force employees, including senior management.

We may discuss the following financial measures that are not calculated in accordance with GAAP in our quarterly and annual reports, earnings press releases and conference calls.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income or loss adjusted to exclude interest expense, interest income, the benefit from or provision for income taxes, depreciation, amortization, stock-based compensation, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations. Adjusted EBITDA, as used by us, may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business; and
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022

	(in thousands)
GAAP net income (loss)	$48,155	$(25,002)
Adjustments:
Interest expense	83,339	63,213
Interest income	(15,615)	(1,047)
Loss on extinguishment of debt	23,504	—
Provision for (benefit from) income taxes	27,578	(3,845)
Depreciation	3,496	2,684
Amortization	145,760	131,469
Impairment expense	—	4,786
Stock-based compensation	27,136	22,874
Litigation settlements	8,500	—
Acquisition related expenses	—	31,297
Recognition of step-up basis in inventory	15,116	39,584
Total adjustments	$318,814	$291,015
Adjusted EBITDA	$366,969	$266,013

Adjusted EBITDA was $367.0 million for 2023 compared to $266.0 million for 2022. The $101.0 million increase was primarily due to higher revenues and gross profit before excluded costs, partially offset by higher adjusted operating expenses.

The following is a summary of 2023 quarterly Adjusted EBITDA:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands)
GAAP net (loss) income	$(17,426)	$13,007	$20,634	$31,940
Adjustments:
Interest expense	21,427	21,863	20,768	19,281
Interest income	(2,747)	(4,027)	(4,538)	(4,303)
Loss on extinguishment of debt	23,504	—	—	—
(Benefit from) provision for income taxes	(131)	4,790	8,149	14,770
Depreciation	817	895	835	949
Amortization	37,466	37,463	36,317	34,514
Stock-based compensation	6,035	7,072	7,027	7,002
Litigation settlements	8,500	—	—	—
Recognition of step-up basis in inventory	10,170	4,748	198	—
Total adjustments	$105,041	$72,804	$68,756	$72,213
Adjusted EBITDA	$87,615	$85,811	$89,390	$104,153

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022

	(in thousands)
GAAP operating expenses	$159,208	$176,169
Adjustments:
Stock-based compensation	27,136	22,874
Litigation settlements	8,500	—
Acquisition related expenses	—	31,297
Total adjustments	$35,636	$54,171
Adjusted operating expenses	$123,572	$121,998

Adjusted operating expenses were $123.6 million for 2023 compared to $122.0 million for 2022. The $1.6 million increase was primarily driven by:

●	an increase in salaries, wages, and benefits (excluding stock-based compensation) of $1.8 million, primarily due to increases in personnel costs for employees retained following the BDSI Acquisition;
●	an increase in sales and marketing expenses of $3.1 million, primarily due to expenses incurred to support the ongoing commercialization of products acquired from BDSI;
●	an increase in regulatory expenses of $0.8 million, primarily due to a full year of expenses related to products acquired from BDSI; partially offset by
●	a decrease in audit and legal expenses (excluding litigation settlements) of $3.5 million.

The following is a summary of 2023 quarterly adjusted operating expenses:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands)
GAAP operating expenses	$52,775	$38,193	$35,298	$32,942
Adjustments:
Stock-based compensation	6,035	7,072	7,027	7,002
Litigation settlements	8,500	—	—	—
Total adjustments	14,535	7,072	7,027	7,002
Adjusted operating expenses	$38,240	$31,121	$28,271	$25,940

Adjusted Net Income and Adjusted Earnings Per Share

Adjusted net income is a non-GAAP financial measure that represents GAAP net income or loss adjusted to exclude significant income and expense items that are non-cash or not indicative of ongoing operations, including consideration of the tax effect of the adjustments. Adjusted earnings per share is a non-GAAP financial measure that represents adjusted net income per share. Adjusted weighted-average shares - diluted is calculated in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security.

Adjusted net income and adjusted earnings per share for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022

	(in thousands, except share and per share data)
GAAP net income (loss)	$48,155	$(25,002)
Adjustments:
Non-cash interest expense	8,635	8,285
Loss on extinguishment of debt	23,504	—
Amortization	145,760	131,469
Impairment expense	—	4,786
Stock-based compensation	27,136	22,874
Litigation settlements	8,500	—
Acquisition related expenses	—	31,297
Recognition of step-up basis in inventory	15,116	39,584
Income tax effect of above adjustments (1)	(53,526)	(60,553)
Total adjustments	$175,125	$177,742
Non-GAAP adjusted net income	$223,280	$152,740

Adjusted weighted-average shares — diluted (2)	41,788,125	39,531,814
Adjusted earnings per share (2)	$5.47	$3.96

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the adjustments that have a tax effect. The blended federal and state statutory rate for the years ended December 31, 2023 and 2022 were 25.9% and 26.0%, respectively. As such, the non-GAAP effective tax rates for the years ended December 31, 2023 and 2022 were 23.4% and 25.4%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for the convertibles notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the years ended December 31, 2023 and 2022, adjusted weighted-average shares – diluted includes 6,793,421 and 4,925,134 shares, respectively, attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

The following is a summary of 2023 quarterly adjusted net income and adjusted earnings per share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except share and per share data)
GAAP net (loss) income	$(17,426)	$13,007	$20,634	$31,940
Adjustments:
Non-cash interest expense	2,287	2,261	2,124	1,963
Loss on extinguishment of debt	23,504	—	—	—
Amortization	37,466	37,463	36,317	34,514
Stock-based compensation	6,035	7,072	7,027	7,002
Litigation settlements	8,500	—	—	—
Recognition of step-up basis in inventory	10,170	4,748	198	—
Income tax effect of above adjustments (1)	(18,874)	(12,100)	(11,300)	(11,252)
Total adjustments	$69,088	$39,444	$34,366	$32,227
Non-GAAP adjusted net income	$51,662	$52,451	$55,000	$64,167

Adjusted weighted-average shares — diluted (2)	40,196,015	42,849,952	42,058,820	41,279,982
Adjusted earnings per share (2)	$1.32	$1.26	$1.34	$1.58

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the adjustments that have a tax effect. The blended federal and state statutory rate for the three months ended March 31, June 30, September 30, and December 31, 2023 were 26.8%, 24.0%, 25.6%, and 25.9%, respectively. As such, the non-GAAP effective tax rates for the three months ended March 31, June 30, September 30, and December 31, 2023 were 21.5%, 23.5%, 24.7%, and 25.9%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for the convertibles notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the three months ended March 31, June 30, September 30, and December 31, 2023, adjusted weighted-average shares – diluted includes 4,646,372, 7,509,104, 7,509,104, and 7,509,104 shares, respectively, attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

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

As of December 31, 2023, our investment portfolio includes $82.0 million of cash equivalents and $71.6 million of marketable securities, which are primarily comprised of money market funds, U.S. Treasury securities, corporate debt, and government-sponsored securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2022 Term Loan

The 2022 Term Loan bears interest at a rate based upon the Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. Based on the outstanding principal amount of the 2022 Term Loan as of December 31, 2023 of $412.5 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $4.1 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation, Management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Collegium Pharmaceutical, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 22, 2024

Item 9B.  Other Information

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business — Our Executive Officers,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of the Shareholders.

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

Insider Trading Policies

Our Board of Directors has adopted an Insider Trading Policy which governs the purchase, sales, and/or other dispositions of our securities by directors, officers, and employees. Our Insider Trading Policy is attached hereto as Exhibit 19 and incorporated herein.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the heading “Pay Versus Performance”), “Director Compensation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the heading “Pay Versus Performance”), “Director Compensation” and “Compensation Committee Report.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the heading “Pay Versus Performance”), “Director Compensation” and “Compensation Committee Report.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the heading “Pay Versus Performance”), “Director Compensation” and “Compensation Committee Report.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Refer to Part II, Item 8 for the Consolidated Financial Statements required to be included in this Form 10-K.

Consolidated Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number		Exhibit Description
2.1	†	Agreement and Plan of Merger, dated as of February 14, 2022, by and among Collegium Pharmaceutical, Inc., Bristol Acquisition Company, Inc. and BioDelivery Sciences International, Inc.	(1)
3.1	†	Third Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc.	(2)
3.2	†	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.	(3)
4.1	†	Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(4)
4.2	†	First Supplemental Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(4)
4.3	†	Form of certificate representing the 2.625% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2).	(4)
4.4	†	Indenture, dated as of February 10, 2023, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(5)
4.5	†	Form of certificate representing the 2.875% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4).	(5)
4.6	†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(6)
10.1	†	Office Lease agreement by and between Campanelli-Trigate 100 TCD Stoughton, LLC, and Collegium Pharmaceutical, Inc as of March 23, 2018.	(7)
10.2	+†	2015 Employee Stock Purchase Plan.	(8)
10.3	+†	Performance Bonus Plan.	(9)
10.4(a)	+†	Amended and Restated 2014 Stock Incentive Plan.	(8)
10.4(b)	+†	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan.	(8)
10.4(c)	+†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan.	(8)
10.4(d)	+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Stock Incentive Plan.
10.4(e)	+†	Form of Performance Share Unit Agreement under the Amended and Restated 2014 Stock Incentive Plan.	(10)
10.5	†	Form of Indemnification Agreement.	(9)
10.6	+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.	(11)

10.7	+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Shirley Kuhlmann and Collegium Pharmaceutical, Inc.	(11)
10.8	+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.	(11)
10.9	†	License Agreement (U.S.), dated as of January 13, 2015, by and among Grünenthal GmbH, Janssen Research & Development, LLC, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.	(12)
10.10*	†	Consent Agreement, dated January 30, 2020, by and among Grünenthal GmbH, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.	(12)
10.11*	†	Settlement Agreement, dated September 29, 2020, by and among Collegium Pharmaceutical, Inc. and Teva Pharmaceuticals USA, Inc.	(13)
10.12	+†	Employment Agreement, dated May 24, 2021, by and between Colleen Tupper and Collegium Pharmaceutical, Inc.	(14)
10.13*	†	Amended and Restated Loan Agreement, dated as of March 22, 2022, by and among Collegium Pharmaceutical, Inc., the guarantors party thereto, BioPharma Credit PLC, and BioPharma Credit Investments V (Master) LP, as lenders.	(15)
10.14

First Amendment and Consent to Amended and Restated Loan Agreement, dated as of January 3, 2023, by and among Collegium Pharmaceutical, Inc., the guarantors party thereto, BioPharma Credit PLC, and BioPharma Credit Investments V (Master) LP, as lenders.

10.15	†	Second Amendment to Loan Agreement, dated as of February 6, 2023, Amended and Restated Loan Agreement, dated as of March 22, 2022, by and among Collegium Pharmaceutical, Inc., the guarantors party thereto, BioPharma Credit PLC, and BioPharma Credit Investments V (Master) LP, as lenders.	(16)
10.16	†	Third Amendment to Loan Agreement, dated as of June 23, 2023, by and among Collegium Pharmaceutical, Inc., the guarantors party thereto, BioPharma Credit PLC, and Bio Pharma Credit Investments V (Master) LP, as lenders.	(17)
10.17*	†	Exclusive License Agreement, dated April 4, 2019, between the Company and Shionogi, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by BDSI on March 9, 2022).	(18)
10.18	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Joseph Ciaffoni.	(18)
10.19	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Colleen Tupper.	(18)
10.20	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Shirley Kuhlmann.	(18)
10.21	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.	(18)
10.22	+†	Employment Agreement, dated March 23, 2022 by and between Collegium Pharmaceutical, Inc. and Thomas Smith.	(18)
19		Insider Trading Policy
21.1		Subsidiaries of Collegium Pharmaceutical, Inc.
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2		Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1		Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2		Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
97		Compensation Recovery Policy
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023, and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†Previously filed.

+Indicates management contract or compensatory plan.

* Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the Securities and Exchange Commission (“SEC”) upon request.

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(2)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the SEC on August 5, 2020.
(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2017.
(4)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2020.
(5)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2023.
(6)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
(7)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the SEC on May 9, 2018.
(8)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-207744) filed with the SEC on November 2, 2015.
(9)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1/A (File No. 333-203208) filed with the SEC on April 27, 2015.
(10)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the SEC on May 8, 2019.
(11)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2020.
(12)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 7, 2020.
(13)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020.
(14)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the SEC August 5, 2021.
(15)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(16)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed with the SEC May 4, 2023.

(17)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed with the SEC August 3, 2023.
(18)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC May 10, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

By: /s/ Joseph Ciaffoni
Joseph Ciaffoni
Chief Executive Officer

Signature	Title	Date

/s/ Joseph Ciaffoni	President and Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2024
Joseph Ciaffoni

/s/ Colleen Tupper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2024
Colleen Tupper

/s/ Michael T. Heffernan, R.Ph.	Chairman of the Board	February 22, 2024
Michael T. Heffernan, R.Ph.

/s/ Rita Balice-Gordon, Ph.D.	Director	February 22, 2024
Rita Balice-Gordon, Ph.D.

/s/ Garen G. Bohlin	Director	February 22, 2024
Garen G. Bohlin

/s/ John A. Fallon, M.D.	Director	February 22, 2024
John A. Fallon, M.D.

/s/ John G. Freund, M.D.	Director	February 22, 2024
John G. Freund, M.D.

/s/ Gwen Melincoff	Director	February 22, 2024
Gwen Melincoff

/s/ Gino Santini	Director	February 22, 2024
Gino Santini

/s/ Neil McFarlane	Director	February 22, 2024
Neil McFarlane

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

COLLEGIUM PHARMACEUTICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Collegium Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Product Return Liability – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

Revenue is recognized when control is transferred to the customer, which occurs upon delivery, and revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions and a refund liability is established for estimated product returns. At the end of each reporting period, the Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration should be constrained). Variable consideration, including the risk of customer concessions, is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. The Company updates the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

Estimating the variable consideration and the provision for the refund liability requires significant judgment by management. Given the complexity and significant level of estimation uncertainty involved in calculating the refund liability, our audit procedures in this area required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue deductions for returns and the refund liability (the “return provision”) included the following, among others:

●	We tested the effectiveness of controls over the measurement and recognition of the return provision.
●	We evaluated the Company's methodology and significant assumptions made in developing the return provision.
●	We tested the completeness and accuracy of the data underlying the measurement of the return provision.
●	We tested the mathematical accuracy of management's underlying calculation of the return provision.
●	We performed a retrospective review, comparing prior period product return estimates to actual product returns.
●	We developed independent estimates of the return provision using historical sales and returns activity, product dating and expiration dates, and other information.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 22, 2024

We have served as the Company's auditor since 2016.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$238,947	$173,688
Marketable securities	71,601	—
Accounts receivable, net	179,525	183,119
Inventory	32,332	46,501
Prepaid expenses and other current assets	15,195	16,681
Total current assets	537,600	419,989
Property and equipment, net	15,983	19,521
Operating lease assets	6,029	6,861
Intangible assets, net	421,708	567,468
Restricted cash	1,047	2,547
Deferred tax assets	26,259	23,950
Other noncurrent assets	825	100
Goodwill	133,857	133,695
Total assets	$1,143,308	$1,174,131
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$8,692	$3,494
Accrued liabilities	37,571	36,129
Accrued rebates, returns and discounts	227,331	230,491
Current portion of term notes payable	183,333	162,500
Current portion of operating lease liabilities	988	1,112
Total current liabilities	457,915	433,726
Term notes payable, net of current portion	221,713	397,578
Convertible senior notes	262,125	140,873
Operating lease liabilities, net of current portion	6,124	7,112
Total liabilities	947,877	979,289
Commitments and contingencies (refer to Note 13)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 38,192,441 issued and 31,868,549 outstanding shares as of December 31, 2023 and 37,084,759 issued and 33,848,936 outstanding shares as of December 31, 2022	38	37
Additional paid-in capital	565,949	538,073
Treasury stock, at cost; 6,323,892 shares as of December 31, 2023 and 3,235,823 shares as of December 31, 2022	(137,381)	(61,924)
Accumulated other comprehensive income	14	—
Accumulated deficit	(233,189)	(281,344)
Total shareholders’ equity	195,431	194,842
Total liabilities and shareholders’ equity	$1,143,308	$1,174,131

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Product revenues, net	$566,767	$463,933	$276,868
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	94,838	118,190	59,070
Intangible asset amortization and impairment	145,760	136,255	67,181
Total cost of products revenues	240,598	254,445	126,251
Gross profit	326,169	209,488	150,617
Operating expenses
Research and development	—	3,983	9,451
Selling, general and administrative	159,208	172,186	118,960
Restructuring	—	—	4,578
Total operating expenses	159,208	176,169	132,989
Income from operations	166,961	33,319	17,628
Interest expense	(83,339)	(63,213)	(21,014)
Interest income	15,615	1,047	12
Loss on extinguishment of debt	(23,504)	—	—
Income (loss) before income taxes	75,733	(28,847)	(3,374)
Provision for (benefit from) income taxes	27,578	(3,845)	(74,891)
Net income (loss)	$48,155	$(25,002)	$71,517

Earnings (loss) per share — basic	$1.43	$(0.74)	$2.05
Weighted-average shares — basic	33,741,213	33,829,495	34,936,817

Earnings (loss) per share — diluted	$1.29	$(0.74)	$1.86
Weighted-average shares — diluted	41,788,125	33,829,495	41,045,805

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$48,155	$(25,002)	$71,517
Other comprehensive income:
Unrealized gains on marketable securities	14	—	—
Total other comprehensive income	14	—	—
Comprehensive income (loss)	$48,169	$(25,002)	$71,517

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance as of December 31, 2020	34,612,054	$35	$519,143	—	$—	$(333,147)	$—	$186,031
Cumulative effect of adjustment for adoption of ASU 2020-06	—	—	(44,777)	—	—	5,288	—	(39,489)
Exercise of common stock options	803,485	1	11,868	—	—	—	—	11,869
Issuance for employee stock purchase plan	43,719	—	755	—	—	—	—	755
Vesting of RSUs and PSUs	511,743	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(164,882)	—	(4,149)	—	—	—	—	(4,149)
Share repurchases	—	—	—	(2,150,717)	(42,861)	—	—	(42,861)
Forward contract on ASR agreement	—	—	(5,000)	—	—	—	—	(5,000)
Stock-based compensation	—	—	24,255	—	—	—	—	24,255
Net income	—	—	—	—	—	71,517	—	71,517
Balance as of December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$—	$202,928
Exercise of common stock options	742,348	—	11,811	—	—	—	—	11,811
Issuance for employee stock purchase plan	22,627	—	337	—	—	—	—	337
Vesting of RSUs and PSUs	699,285	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(226,286)	—	(4,044)	—	—	—	—	(4,044)
Share repurchases	—	—	5,000	(1,085,106)	(19,063)	—	—	(14,063)
Exercise of warrant	40,666	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,874	—	—	—	—	22,874
Net loss	—	—	—	—	—	(25,002)	—	(25,002)
Balance as of December 31, 2022	37,084,759	$37	$538,073	(3,235,823)	$(61,924)	$(281,344)	$—	$194,842
Exercise of common stock options	498,008	—	8,641	—	—	—	—	8,641
Issuance for employee stock purchase plan	26,505	—	460	—	—	—	—	460
Vesting of RSUs and PSUs	898,817	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(315,648)	—	(8,361)	—	—	—	—	(8,361)
Share repurchases	—	—	—	(3,088,069)	(75,457)	—	—	(75,457)
Stock-based compensation	—	—	27,136	—	—	—	—	27,136
Other comprehensive income, net of tax	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	48,155	—	48,155
Balance as of December 31, 2023	38,192,441	$38	$565,949	(6,323,892)	$(137,381)	$(233,189)	$14	$195,431

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$48,155	$(25,002)	$71,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment expense	145,760	136,255	67,181
Depreciation expense	3,496	2,684	1,736
Deferred income taxes	(2,153)	(8,391)	(78,042)
Stock-based compensation expense	27,136	22,874	24,255
Non-cash lease (benefit) expense	(280)	238	18
Loss on extinguishment of debt	23,504	—	—
Non-cash interest expense for amortization of debt discount and issuance costs	8,635	8,285	3,406
Net amortization of premiums and discounts on investments	(1,235)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,594	(21,780)	(22,524)
Inventory	14,169	48,274	(2,296)
Prepaid expenses and other assets	1,439	(4,606)	(1,086)
Accounts payable	5,061	(707)	(5,827)
Accrued liabilities	628	(11,131)	4,777
Accrued rebates, returns and discounts	(3,160)	(22,766)	40,442
Operating lease assets and liabilities	—	3	—
Net cash provided by operating activities	274,749	124,230	103,557
Investing activities
Purchases of property and equipment	(461)	(1,622)	(1,944)
Purchases of marketable securities	(92,351)	—	—
Maturities of marketable securities	22,000	—	—
Acquisition of BDSI (net of cash acquired)	—	(572,069)	—
Net cash used in investing activities	(70,812)	(573,691)	(1,944)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	460	337	755
Proceeds from the exercise of stock options	8,641	11,811	11,952
Payments made for employee stock tax withholdings	(8,361)	(4,044)	(4,149)
Repurchases of common stock	(75,000)	(14,063)	(47,861)
Repayment of term notes	(162,500)	(75,000)	(50,000)
Proceeds from term note modification	—	517,682	—
Proceeds from issuances of 2029 convertible notes, net of issuance costs of $6,280	235,220	—	—
Repurchase of 2026 Convertible Notes, including premium	(138,638)	—	—
Net cash (used in) provided by financing activities	(140,178)	436,723	(89,303)

Net increase (decrease) in cash, cash equivalents and restricted cash	63,759	(12,738)	12,310
Cash, cash equivalents and restricted cash at beginning of year	176,235	188,973	176,663
Cash, cash equivalents and restricted cash at end of year	$239,994	$176,235	$188,973

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$238,947	$173,688	$186,426
Restricted cash	1,047	2,547	2,547
Total cash, cash equivalents and restricted cash	$239,994	$176,235	$188,973

Supplemental disclosure of cash flow information
Cash paid for interest	$73,256	$52,528	$17,608
Cash paid for income taxes	$24,205	$10,400	$3,005

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued liabilities	$176	$—	$72
Excise tax on share repurchases in accrued liabilities	$457	$—	$—
Inventory used in the construction and installation of property and equipment	$—	$—	$516

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of products, estimates related to the fair value of assets acquired and liabilities assumed, including acquired intangible assets and the fair value of inventory acquired, estimates utilized in the ongoing valuation of inventory related to potential unsalable product, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of intangible assets and deferred tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Fair Value Measurements

Fair value measurements and disclosures describe the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

Level 1 inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities. An active market is defined as a market where transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 inputs:

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3 inputs:	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s approach to fair value measurement is aligned with its investment policy focused on capital preservation. The Company invests in instruments within defined credit parameters to minimize credit risk while ensuring liquidity.

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2023 and 2022.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of December 31, 2023 and 2022.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Cash equivalents:
Money market funds	$77,299	$77,299	$—	$—
U.S. Treasury securities	4,729	—	4,729	—
Marketable securities:
Corporate debt securities	41,612	—	41,612	—
U.S. Treasury securities	25,468	—	25,468	—
Government-sponsored securities	4,521	—	4,521	—
Total assets measured at fair value	$153,629	$77,299	$76,330	$—

December 31, 2022
Cash equivalents:
Money market funds	$172,590	$172,590	$—	$—
Total assets measured at fair value	$172,590	$172,590	$—	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

Assets and Liabilities Not Carried at Fair Value

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of December 31, 2023, the fair value of the Company’s 2.625% convertible senior notes due in 2026 was $25,033 and the net carrying value was $25,992. As of December 31, 2023, the fair value of the Company’s 2.875% convertible senior notes due in 2029 was $249,803 and the net carrying value was $236,133.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of December 31, 2023, the carrying amount of the term notes reasonably approximated the estimated fair value.

As of December 31, 2023, and 2022, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts, reasonably approximated the estimated fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash deposits primarily with one reputable and nationally recognized financial institution. In addition, as of December 31, 2023, the Company’s cash equivalents were invested in money market funds. The Company has not experienced any material losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held and the nature of the assets in the money market funds.

Three customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2023. These customers comprised 38%, 35%, and 26% of the accounts receivable balance as of December 31, 2023 and 37%, 33%, and 28% as of December 31, 2022.

The same customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2023. These customers comprised 33%, 32%, and 32% of revenue during the year ended December 31, 2023; 33%, 32%, and 31% during the year ended December 31, 2022; and 35%, 31%, and 29% during the year ended December 31, 2021.

To date, the Company has not experienced any credit losses with respect to the collection of its accounts receivable and has not recorded an allowance for credit losses as of December 31, 2023 or 2022. The Company has no financial instruments with off balance sheet risk of loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, including bank deposits, and investments in money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash is reported as non-current unless the restrictions are expected to be released in the next twelve months. Restricted cash as of December 31, 2023 represents cash held in a depository account at a financial institution to collateralize conditional standby letters of credit for the Company’s lease of its corporate headquarters and its leases of vehicles for its field-based employees.

Marketable Securities

As of December 31, 2023, the Company’s marketable securities consisted of investments in available-for-sale corporate debt, U.S. Treasury, and government-sponsored securities with readily determinable fair values. The Company classifies available-for-sale marketable securities as current assets on its consolidated balance sheets. The fair value of these securities is based on quoted prices for identical assets or inputs other than quoted prices that are observable for similar assets, either directly or indirectly.

The Company records interest earned and net amortization of premiums and discounts on investments within interest income on its consolidated statements of operations. The Company records unrealized gains (losses) on available-for-

sale debt securities as a component of “Accumulated other comprehensive income,” which is a separate component of shareholders’ equity on its consolidated balance sheets, until such gains and losses are realized. Realized gains and losses are determined using the specific identification method.

For available-for-sale debt securities with unrealized losses, the Company assesses whether a credit loss allowance is required using an expected loss model. This process involves evaluating whether the fair value of an investment is recoverable when compared to its amortized cost. If an increase in fair value is observed, the Company may reduce any previously recognized credit losses. In determining whether impairments are other-than-temporary, the Company considers its ability and intention to hold the investment until market price recovery, as well as issuer-specific credit ratings, historical losses, and current economic conditions. The Company generally intends to retain investments until their amortized cost is recovered and did not identify any investments with other-than-temporary impairment as of December 31, 2023.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory costs consist of costs related to the manufacturing of the Company’s products, which are primarily the costs of contract manufacturing and active pharmaceutical ingredients. The Company determines the cost of its inventories on a specific identification basis and removes amounts from inventories on a first-in, first-out basis. If the Company identifies excess, obsolete or unsalable items, inventories are written down to their realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand and the expected shelf-life of the inventory components.

The Company outsources the manufacturing of its products to contract manufacturers. In addition, the Company currently relies on a sole supplier or a limited number of suppliers for the active pharmaceutical ingredients in its products. Accordingly, the Company has concentration risk associated with its commercial manufacturing.

The Company expects to use the inventory over its operating cycle.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is not amortized but is subject to impairment testing at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2023 and concluded that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.

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

Costs for capital assets not yet placed into service have been capitalized as construction-in-progress and will be depreciated in accordance with the above guidelines once placed into service.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, operating and finance lease assets, and definite-lived intangible assets. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset (or asset group) would be compared to the carrying value of the asset to determine whether the asset's value is recoverable. If impairment is determined, the Company writes down the asset to its estimated fair value and records an impairment loss equal to the excess of the carrying value of the long-lived asset over its estimated fair value in the period at which such a determination is made.

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

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $7,406, $11,743, and $4,186 in the years ended December 31, 2023, 2022, and 2021 respectively. Advertising and product promotion costs are expensed as incurred.

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

The Company records uncertain tax positions on the basis of a two-step process whereby: (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to uncertain tax positions within income tax expense. Any accrued interest and penalties will be included within the related tax liability. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

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

Embedded Derivatives

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”) based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s term notes and convertible notes (refer to Note 14, Debt) contain certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and through December 31, 2023 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including due to changes in market conditions, there could be a change to the fair value.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 were elective and applied to all entities that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The standard became effective immediately and may be applied prospectively to contracts and transactions through December 31, 2022. Subsequent to issuance, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, in January 2021 to refine and clarify some of its guidance on ASU 2020-04 and ASU 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Following the cessation of LIBOR in the United States on June 30, 2023, the Company elected to apply the optional expedient provided in FASB ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting prospectively. Thus, debt previously referenced to LIBOR was transitioned to the Secured Overnight Financing Rate (“SOFR”) effective July 1, 2023, however, such transition did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

3. Revenue from Contracts with Customers

The Company’s revenue to date is from sales of the Company’s products, which are primarily sold to wholesalers (customers), which in turn sell the product to pharmacies or other outlets for the treatment of patients.

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

Transaction Price and Variable Consideration

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions, including: (i) rebates and incentives, including managed care rebates, government rebates, co-pay program incentives, and sales incentives and allowances; (ii) product returns, including return estimates; and (iii) trade allowances and chargebacks, including fees for distribution services, prompt pay discounts, and chargebacks. The Company will estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade allowances, which are estimated under the most likely amount method. These provisions reflect the expected amount of consideration to which the Company is entitled based on the terms of the contract. In addition, the Company made a policy election to exclude from the measurement of the transaction price all taxes that are assessed by a governmental authority that are imposed on revenue-producing transactions.

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

Rebates and Incentives

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

Product Returns

Provisions for product returns, including returns for Xtampza, the Nucynta Products, Belbuca and Symproic, are based on product-level returns rates, including processed as well as unprocessed return claims, in addition to relevant market events and other factors. Estimates of the future product returns are made at the time of revenue recognition to determine the amount of consideration to which the Company expects to be entitled (that is, excluding the products expected to be returned). At the end of each reporting period, the Company analyzes trends in returns rates and updates its assessment of variable consideration. To the extent the Company receives amounts in excess of what it expects to be entitled to receive due to a product return, the Company does not recognize revenue when it transfers products to customers but instead recognizes those excess amounts received as a refund liability. The Company updates the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

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

During the fourth quarter of 2021, after significant and sustained efforts with customers to resolve the unprocessed return claims, the Company formally denied a significant portion of these claims under the Company’s return policy. The Company subsequently received payment for only a portion of the denied claims and vigorously pursued collections of the full amount of these short-pay receivables. As a result of discussions with customers related to unprocessed return claims and the uncertainty associated with the ultimate resolution, as well as the impact of unprocessed claims on estimates of future returns, the Company recorded an adjustment to reduce product revenues, net of $38,329, with offsetting reductions in accounts receivable or increases in the refund liability for future product returns.

During the year ended December 31, 2022, the Company revised its estimate of variable consideration associated with unprocessed returns claims that arose in prior periods due to the receipt of payment and settlement, which resulted in an increase to product revenues, net of $4,684. During the year ended December 31, 2021, the Company’s adjustment was a $26,644 reduction in product revenues.

Trade Allowances and Chargebacks

Provisions for trade allowances and chargebacks are primarily based on customer-level contractual terms. Accruals and related reserves are adjusted as new information becomes available, which generally consists of actual trade allowances and chargebacks processed relating to sales recognized.

At the end of each reporting period, the Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration is constrained). Variable consideration, including the risk of customer concessions, is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved.

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2023, 2022, and 2021, respectively:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2020	$132,775	$23,779	$19,055
Provision related to current period sales	378,694	27,229	84,470
Changes in estimate related to prior period sales	1,121	8,763	4
Credits/payments made	(370,211)	(5,154)	(90,303)
Balance as of December 31, 2021	$142,379	$54,617	$13,226
Acquired from BDSI	38,074	18,187	7,575
Provision related to current period sales	497,250	38,250	132,547
Changes in estimate related to prior period sales	(619)	2,505	(592)
Credits/payments made	(520,147)	(40,005)	(130,698)
Balance as of December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	424,013	41,993	149,976
Changes in estimate related to prior period sales	(4,802)	4,268	555
Credits/payments made	(426,322)	(42,310)	(151,672)
Balance as of December 31, 2023	$149,826	$77,505	$20,917

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s consolidated balance sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s consolidated balance sheets.

As of December 31, 2023, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company discloses disaggregated revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As such, the Company disaggregates its product revenues, net from contracts with customers by product, as disclosed in the table below.

	Years Ended December 31,
	2023	2022	2021
Belbuca	$182,095	$126,461	$—
Xtampza ER	177,374	138,804	103,708
Nucynta IR	108,150	112,058	102,222
Nucynta ER	82,653	72,418	70,938
Symproic	16,495	12,267	—
Other	—	1,925	—
Total product revenues, net	$566,767	$463,933	$276,868

The Company began recognizing revenue from net product sales of Belbuca and Symproic following the Acquisition Date as defined in Note 4, Acquisitions.

4. Acquisitions

On March 22, 2022 (the “Acquisition Date”), the Company acquired BioDelivery Sciences International, Inc. (“BDSI”), a specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions (the “BDSI Acquisition”). Upon closing, the Company acquired Belbuca and Symproic.

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

The following tables set forth the final allocation of the BDSI Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date:

Amounts Recognized at the Acquisition Date
Assets Acquired
Cash and cash equivalents	$97,362
Accounts receivable	55,495
Inventory	77,382
Prepaid expenses and other current assets	6,125
Property and equipment	1,242
Operating lease assets	481
Intangible assets	435,000
Total assets	$673,087
Liabilities Assumed
Accounts payable	$12
Accrued liabilities	18,249
Accrued rebates, returns and discounts	56,261
Operating lease liabilities	481
Deferred tax liabilities	62,510
Total liabilities	$137,513
Total identifiable net assets acquired	535,574
Goodwill	133,857
Total consideration transferred	$669,431

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the $435,000 of intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with risk. The Company amortizes the identifiable intangible assets on a straight-line basis over their respective useful lives (refer to Note 11, Goodwill and Intangible Assets). In addition, the acquired inventory was recognized at its acquisition-date fair value, which resulted in an increase of $54,700 compared to its preacquisition book value.

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

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and BDSI. The pro forma financial information primarily reflects the following pro forma adjustments:

●	The Company’s acquisition related transaction costs of $14,718 were reflected as of January 1, 2021;
●	Employee severance related expense of $8,008 was reflected as of January 1, 2021;
●	Additional amortization expense from the acquired intangibles;
●	Additional cost of product revenues related to the step-up basis in inventory to record inventory at fair value; and
●	Adjustments to the Company’s interest expense related to repayment of the 2020 Term Loan and entering into the 2022 Term Loan as defined in Note 14, Debt.

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

5. Licenses Agreements

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

The following table presents the computations of basic and dilutive earnings (loss) per common share:

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$48,155	$(25,002)	$71,517
Adjustment for interest expense recognized on convertible senior notes:	5,889	—	4,675
Net (loss) income — diluted	$54,044	$(25,002)	$76,192
Denominator:
Weighted-average shares outstanding — basic	33,741,213	33,829,495	34,936,817
Effect of dilutive securities:
Stock options	271,540	—	504,699
Restricted stock units	714,190	—	461,471
Performance share units	267,761	—	85,229
Employee stock purchase plan	—	—	1,198
Warrants	—	—	131,257
Convertible senior notes	6,793,421	—	4,925,134
Weighted average shares outstanding — diluted	41,788,125	33,829,495	41,045,805

Earnings (loss) per share — basic	$1.43	$(0.74)	$2.05
Earnings (loss) per share — diluted	$1.29	$(0.74)	$1.86

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 and 2029 in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Years Ended December 31,
	2023	2022	2021
Stock options	259,405	1,683,805	1,202,403
Restricted stock units	31,050	2,047,571	22,605
Performance share units	308,680	447,770	242,714
Employee stock purchase plan	18,591	—	—
Convertible senior notes	—	4,925,134	—

For PSUs, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. All other securities presented in the table above were excluded from the calculation of diluted earnings per share as their inclusion would have had an antidilutive effect.

7. Marketable Securities

Available-for-sale debt securities were classified on the consolidated balance sheets at fair value as follows:

December 31,
2023
Cash and cash equivalents	$4,729
Marketable securities	71,601
Total	$76,330

The following table summarizes the available-for-sale securities held as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$41,610	$47	$(45)	$41,612
U.S. Treasury securities	30,189	8	—	30,197
Government-sponsored securities	4,517	4	—	4,521
Total	$76,316	$59	$(45)	$76,330

The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of December 31, 2023:

December 31,
2023
Matures within one year	$61,672
Matures after one year through five years	14,658
Total	$76,330

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the year ended December 31, 2023.

The Company did not hold marketable securities as of December 31, 2022.

There were no sales of marketable securities during the year ended December 31, 2023. Net unrealized holding gains or losses for the period that have been included in other comprehensive income were not material to the Company’s consolidated results of operations.

8. Inventory

Inventory consisted of the following:

	Years Ended December 31,
	2023	2022
Raw materials	$10,384	$5,600
Work in process	6,740	24,672
Finished goods	15,208	16,229
Total inventory	$32,332	$46,501

During the years ended December 31, 2023 and 2022, the expenses related to excess and obsolete inventory that were recorded as a component of cost of products revenues were $1,624 and $1,814, respectively. Expenses related to excess and obsolete inventory were immaterial for the year ended December 31, 2021.

During the years ended December 31, 2023, 2022, and 2021, inventory used in the construction and installation of property and equipment was immaterial.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Years Ended December 31,
	2023	2022
Prepaid regulatory fees	$5,938	$5,614
Prepaid income taxes	1,416	5,138
Prepaid co-pay program incentives	1,758	1,907
Prepaid insurance	672	960
Manufacturing deposits	2,640	—
Other current assets	93	57
Other prepaid expenses	2,678	3,005
Prepaid expenses and other current assets	$15,195	$16,681

10. Property and Equipment

Property and equipment consisted of the following:

	Years Ended December 31,
	2023	2022
Computers and office equipment	$2,388	$2,491
Laboratory equipment	436	436
Furniture and fixtures	1,133	1,133
Manufacturing equipment	20,643	20,910
Leasehold improvements	1,061	874
Total property and equipment	25,661	25,844
Less: accumulated depreciation	(9,678)	(6,323)
Property and equipment, net	$15,983	$19,521

Depreciation expense related to property and equipment amounted to $3,496, $2,684, and $1,736 for the years ended December 31, 2023, 2022, and 2021, respectively. During the years ended December 31, 2023, 2022, and 2021 the Company disposed of fully depreciated assets of $141, $1,040, and $96 respectively. Any gains or losses from the retirement, sale or disposal of property and equipment during the years ended December 31, 2023, 2022, and 2021 were immaterial.

11. Goodwill and Intangible Assets

The Company’s goodwill resulted from the BDSI Acquisition. Refer to Note 4, Acquisitions, for more information.

The following tables summarizes the changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2021	$—
Goodwill resulting from BDSI Acquisition	133,695
Balance as of December 31, 2022	$133,695
Measurement period adjustments from BDSI Acquisition	162
Balance as of December 31, 2023	$133,857

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of December 31, 2023 and 2022:

		As of December 31, 2023			As of December 31, 2022
	Amortization Period (Years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Belbuca	4.8	$360,000	$(133,821)	$226,179	$360,000	$(58,428)	$301,572
Nucynta Products (1)	8.5	521,170	(382,710)	138,460	521,170	(319,628)	201,542
Symproic	9.6	70,000	(12,931)	57,069	70,000	(5,646)	64,354
Elyxyb	—	—	—	—	5,000	(5,000)	—
Total intangibles		$951,170	$(529,462)	$421,708	$956,170	$(388,702)	$567,468

The following table presents amortization and impairment expense recognized in cost of product revenues for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Belbuca	$75,393	$58,428	$—
Nucynta Products (1)	63,082	67,181	67,181
Symproic	7,285	5,646	—
Elyxyb (2)	—	5,000	—
Total amortization and impairment expense	$145,760	$136,255	$67,181

(1)	During the three months ended September 30, 2023, the United States Food and Drug Administration (“FDA”) granted New Patient Population exclusivity in pediatrics for Nucynta IR which extends the period of U.S. exclusivity for Nucynta IR to July 3, 2026, resulting in an extension of the estimated useful life of the underlying intangible asset from 8.0 years to 8.5 years. This change in estimate resulted in a decrease of amortization expense of $4,099 and an increase in net income of $3,037 during the year ended December 31, 2023. The impact to earnings per share — basic and earnings per share — diluted was $0.09 and $0.07, respectively, during the year ended December 31, 2023.
(2)	Includes $214 of amortization expense and $4,786 of impairment expense.

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

There were no employees impacted by the decision to discontinue the commercialization of Elyxyb and therefore, no severance or employee benefit expenses were recognized. In addition, contract termination costs related to the discontinuation were immaterial and expensed upon the termination of the contracts. In February 2023, the Company entered into the Elyxyb Sale Agreement with Scilex to transfer to Scilex all assets, rights, and obligations necessary to commercialize Elyxyb in the United States and Canada.

As of December 31, 2023, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Belbuca	Nucynta Products	Symproic	Total
2024	$75,393	$55,384	$7,285	$138,062
2025	75,393	55,384	7,285	138,062
2026	75,393	27,692	7,285	110,370
2027	—	—	7,285	7,285
2028	—	—	7,285	7,285
Thereafter	—	—	20,644	20,644
Remaining amortization expense	$226,179	$138,460	$57,069	$421,708

12. Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2023	2022
Accrued royalties	$14,198	$13,770
Accrued product taxes and fees	5,013	4,352
Accrued bonuses	4,987	6,347
Accrued interest	2,853	1,410
Accrued income taxes	2,136	—
Accrued payroll and related benefits	1,511	1,208
Accrued incentive compensation	1,375	1,507
Accrued sales and marketing	1,198	2,130
Accrued audit and legal	700	1,957
Accrued other operating costs	3,600	3,448
Total accrued liabilities	$37,571	$36,129

13. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any material litigation and, accordingly, does not have any other amounts recorded for any litigation related matters.

Xtampza ER Litigation

On March 24, 2015, Purdue sued the Company in the U.S. District Court for the District of Delaware asserting infringement of three of Purdue’s Orange Book-listed patents (Patent Nos. 7,674,799, 7,674,800, and 7,683,072) and a non-Orange Book-listed patent (Patent No. 8,652,497). The lawsuit was initiated in response to the Company filing the New Drug Application (“NDA”) for Xtampza ER as a 505(b)(2) application referencing data from Purdue’s OxyContin NDA, and under the Drug Price Competition and Patent Term Restoration Act of 1984, triggered a stay of up to 30 months before the FDA could issue a final approval for Xtampza ER, unless the stay was earlier terminated.

The Delaware court transferred the case to the District of Massachusetts. After the Company filed a partial motion for judgment on the pleadings relating to the Orange Book-listed patents, the District Court of Massachusetts ordered judgment in the Company’s favor on those three patents, and dismissed the claims which lifted the 30-month stay of FDA approval. Following this judgment, the Company obtained final approval for Xtampza ER and launched commercially.

Purdue subsequently filed two follow-on lawsuits asserting infringement of two patents that had been late-listed in the Orange Book and, therefore, could not trigger any stay of FDA approval: Purdue asserted infringement of Patent No. 9,073,933 in November 2015 and Patent No. 9,522,919 in April 2017. In addition, Purdue invoked two non-Orange Book-listed patents, filing suit in June 2016 asserting infringement of Patent No. 9,155,717 and in September 2017, asserting infringement of Patent No. 9,693,961.

On March 13, 2018, the Company filed a Petition for Post-Grant Review (“PGR”) of the ʼ961 patent with the Patent Trial and Appeal Board (“PTAB”). The PGR argued that the ʼ961 patent is invalid.

On November 21, 2017, the Court issued its claim construction ruling, construing certain claims of the ʼ933, ʼ497, and ʼ717 patents. The Court issued an order on September 28, 2018, in which it ruled that the Xtampza ER formulation does not infringe the ʼ497 and ʼ717 patents.

On September 15, 2019, Purdue commenced chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York. Later in September 2019, Purdue gave the District Court of Massachusetts, as well as the PTAB, notice of its bankruptcy filing and sought the imposition of an automatic stay of proceedings. Both the Court and the PTAB granted Purdue’s requests to stay the pending matters.

On September 1, 2020, the Bankruptcy Court entered an Order, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. On November 19, 2021, the PTAB: (i) denied Purdue’s motion to terminate the PGR; and (ii) issued its Final Written Decision, finding that the asserted claims of the ʼ961 patent were invalid for lack of written description and anticipation. Purdue appealed the decision to Federal Circuit, which issued its decision on November 21, 2023, affirming the authority of the PTAB to issue its Final Written Decision and upholding the PTAB’s finding of invalidity relative to the ’961 patent.

On April 2, 2021, the Court granted Purdue’s Motion to Lift the Stay in the District of Massachusetts that was entered following Purdue’s Notice of Bankruptcy. On April 9, 2021, Purdue filed another follow-on lawsuit asserting infringement of U.S. Patent No. 10,407,434. The Company responded to Purdue’s complaint with a motion to dismiss. On May 21, 2021, and in response to the Company’s motion to dismiss, Purdue filed an amended complaint. The Company renewed its motion to dismiss on June 4, 2021, arguing: (i) Purdue cannot, as a matter of law, state a claim for infringement under § 271(e)(2)(A); (ii) Purdue cannot, as a matter of law, state a claim for product-by-process infringement under §271(g); and (iii) Purdue has not alleged facts sufficient to support any indirect infringement theory under §271(b) or (c). The Court held a hearing on the Company’s motion to dismiss on October 13, 2021, and the motion is pending before the Court.

Like the prior follow-on lawsuits, the ’434 patent litigation was consolidated into the lead case and a scheduling order was entered. On May 15, 2023, the Court issued an order that: (i) vacated the existing deadlines with respect to the ʼ933, ʼ919, and ʼ434 patents and stayed the case pending the Federal Circuit’s decision in a different litigation that invalidated certain claims of the ʼ933 and ʼ919 patents; and (ii) continued the existing stay concerning the ʼ961 patent pending resolution of Purdue’s appeal rights relating to the decision invalidating the claims of the ʼ961 patent. The Court has not set a deadline for dispositive motions or trial.

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

Nucynta Litigation

On February 7, 2018, Purdue filed a patent infringement suit against the Company in the U.S. District Court for the District of Delaware, in which it argues that the Company’s sale of immediate-release and extended-release Nucynta infringes U.S. Patent Nos. 9,861,583, 9,867,784, and 9,872,836. On December 6, 2018, the Company filed an Amended Answer asserting an affirmative defense for patent exhaustion. On December 10, 2018, the Court granted the parties’ stipulation for resolution of the Company’s affirmative defense of patent exhaustion and stayed the action, with the exception of briefing on and resolution of the Company’s Motion for Judgment on the Pleadings related to patent exhaustion and any discovery related to that Motion.

Also, on December 10, 2018, the Company filed a Rule 12(c) Motion for Judgment on the Pleadings, arguing that Purdue’s claims were barred by the doctrine of patent exhaustion. On June 19, 2019, the Court issued an order calling for discovery on a factual predicate for the patent exhaustion defense and noted that the case remained “stayed with the exception of discovery and briefing on and resolution of the Company’s anticipated motion for summary judgment based on patent exhaustion.”

On September 19, 2019, Purdue notified the Court of its bankruptcy filing and sought an automatic stay of proceedings, which was granted. The Nucynta litigation currently remains subject to the bankruptcy stay.

The Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Opioid Litigation

As a result of the opioid epidemic, numerous state and local governments and other entities brought suit against manufacturers, distributors, and pharmacies alleging a variety of claims related to opioid marketing and distribution practices. In late 2017, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of cases pending around the country in federal court against opioid manufacturers and distributors into a Multi-District Litigation (“MDL”) in the Northern District of Ohio. The Company was initially named as a defendant in 21 of the MDL cases. By April 19, 2022, all MDL cases naming the Company were dismissed or withdrawn.

Outside of the MDL, several cases were filed against the Company in Arkansas, Pennsylvania, and Massachusetts state courts with allegations similar to those in the MDL related to opioid marketing and distribution practices, as well as allegations including violations of state consumer protections laws.

On March 21, 2019, the Arkansas state court litigation was dismissed. On December 24, 2021, the Company entered into a settlement framework with Scott+Scott Attorneys at Law, LLP, the law firm representing plaintiffs in 27 jurisdictions filed either in Pennsylvania and Massachusetts state courts, or filed in other state courts and removed to the MDL. Pursuant to the terms of the settlement, the Company paid $2,750 in exchange for dismissal, with prejudice, of each plaintiff’s lawsuit and a release of claims related to such lawsuits. The Company is currently dismissed from all cases.

The Company settled to efficiently resolve these litigations and did not admit any liability or acknowledge any wrongdoing in connection with the settlement.

Opioid-Related Request and Subpoenas

The Company, like several other pharmaceutical companies, has received subpoenas or civil investigative demands related to opioid sales and marketing practices, from the Offices of the Attorney General of Washington, New Hampshire, Maryland, and Massachusetts.

On December 16, 2021, the Company entered into an Assurance of Discontinuance with the Massachusetts Attorney General’s Office. The Company is currently cooperating with each of the remaining states in their respective investigations.

Aquestive Litigation

On September 22, 2014, Reckitt Benckiser, Inc., Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”), and Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) (collectively, the “RB Plaintiffs”) filed an action in the District Court in the District of New Jersey alleging patent infringement against BDSI related to its Bunavail product. The RB Plaintiffs claimed that Bunavail, whose formulation and manufacturing processes have never been disclosed publicly, infringed U.S. Patent No. 8,765,167 (the “’167 Patent”).

On January 13, 2017, Aquestive filed a complaint in the District Court for the District of New Jersey against BDSI alleging Belbuca also infringed the ’167 Patent. On March 8, 2023, the parties filed a stipulation of dismissal after agreeing to settle the dispute. Under the terms of the settlement agreement, BDSI resolved both the Bunavail and Belbuca litigations in exchange for a one-time, lump-sum payment of $8,500 to Aquestive, which was recognized as an expense included in “selling, general and administrative expenses” in the consolidated statements of operations for the year ended December 31, 2023.

Litigation Related to the BDSI Acquisition

On February 25, 2022, in connection with the BDSI Acquisition, a purported individual stockholder of BDSI filed a complaint in the District Court for the Southern District of New York naming as defendants BDSI and each member of its Board of Directors as of the date of the Merger Agreement (“Stein Action”). On February 28, 2022, two additional cases were filed by purported individual stockholders of BDSI in the same court: the “Sanford Action” and the “Higley Action.” In March 2022, two additional cases were filed by purported individual stockholders of BDSI in the District Court for the Eastern District of New York: the “Justice Action” and the “Zomber Action” (together with the Stein, Sanford, and Higley Actions, the “Actions”). The Actions and any similar subsequently filed cases involving BDSI, its officers or Board of Directors, or any committee thereof, and/or any of the Company’s officers or directors relating directly or indirectly to the Merger Agreement, the BDSI Acquisition or any related transaction, are referred to as the “Merger Litigations.”

The Merger Litigations filed to date generally allege that the Schedule 14D-9 is materially incomplete and misleading. The Merger Litigations assert violations of Section 14(e) of the Exchange Act and violations of Section 20(a) of the Exchange Act against BDSI’s Board of Directors. The Merger Litigations seek, among other things: an injunction enjoining consummation of the Merger, rescission of the Merger Agreement, a declaration that BDSI and its Board of Directors violated Sections 14(e) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, damages, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper.

In addition, between February and March of 2022, BDSI received demand letters from three purported stockholders of BDSI seeking to inspect certain books and records of BDSI related to the Merger (collectively, the “Inspection Letters”). In March 2022, BDSI received demand letters from four purported stockholders alleging that the Schedule 14D-9 omits purportedly material information relating to the Merger (collectively, the “Demand Letters”).

Plaintiffs in the Higley, Zomber, and Justice Actions each filed a notice of voluntary dismissal of their complaint in the second quarter of 2022. On July 28, 2022, plaintiff in the Sanford Action filed a partial voluntary dismissal of the individual named defendants, and on October 26, 2022, filed a notice of voluntary dismissal of the BDSI defendant. On February 17, 2023, the Stein Action was dismissed.

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

Alvogen

On September 7, 2018, BDSI filed a complaint for patent infringement in District Court for the District of Delaware against Alvogen Pb Research & Development LLC, Alvogen Malta Operations Ltd., Alvogen Pine Brook LLC, Alvogen, Incorporated, and Alvogen Group, Incorporated (collectively, “Alvogen”), asserting that Alvogen infringed BDSI’s Orange Book-listed patents for Belbuca, including U.S. Patent Nos. 8,147,866, 9,655,843 and 9,901,539 (collectively, “the BEMA patents”). This complaint followed receipt by BDSI on July 30, 2018 of a Paragraph IV Patent Certification from Alvogen stating it had filed an abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Belbuca Buccal Film in strengths 75 mcg, 150 mcg, 300 mcg, 450 mcg, 600 mcg, 750 mcg and 900 mcg.

A three-day bench trial was held from March 1-3, 2021. On December 20, 2021, the Court issued an opinion upholding the validity of certain claims in BDSI’s ʼ866 patent and certain claims in the ’539 patent. The Court entered final judgment on January 21, 2022 upholding the validity of claims of the ’866 and ’539 patents and thereby extended the effective date of any final approval by the FDA of Alvogen’s ANDA until December 21, 2032, (the expiration date of the ’539 patent) and enjoining Alvogen from commercially launching its ANDA products until December 21, 2032. Alvogen filed a motion to stay certain provisions of the final judgment. BDSI filed an opposition to Alvogen’s request for a stay. The Court retained jurisdiction to decide BDSI’s motion for contempt, which was filed on September 21, 2021.

Alvogen filed a notice of appeal to the Federal Circuit seeking to reverse the Court’s final judgment. Separately, BDSI filed a cross-appeal to the Federal Circuit seeking to reverse the Court’s opinion that claims 3 and 10 of the ʼ866 patent and claims 8, 9 and 20 of the ’843 patent are invalid and thus, Alvogen is not liable for infringement of those claims, as well as any other ruling decided adversely to BDSI. On December 21, 2022, the Federal Circuit affirmed the district court judgment that certain claims of the ʼ866 and ʼ539 patent were not invalid as obvious. The Federal Circuit also vacated the district court’s judgment that certain claims of the ʼ866 and ʼ843 patent were invalid as obvious and remanded to the district court for further proceedings. The mandate issued on February 10, 2023.

As it has done in the past, the Company intends to vigorously defend its intellectual property against assertions of invalidity or non-infringement.

Chemo Research, S.L.

On March 1, 2019, BDSI filed a complaint for patent infringement in the District Court for the District of Delaware against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. (collectively, the “Chemo Defendants”), asserting that the Chemo Defendants infringe the BEMA patents. This complaint followed receipt by BDSI on January 31, 2019, of a Notice Letter from Chemo Research S.L. stating that it had filed with the FDA an ANDA containing a Paragraph IV Patent Certification, for a generic version of Belbuca Buccal Film in strengths 75 mcg, 150 mcg, 300 mcg, 450 mcg, and 900 mcg.

Chemo agreed to be bound by the decision of the Court with respect to the validity of the BEMA patents as disputed between BDSI and Alvogen. Accordingly, the December 20, 2021 ruling of the Court upholding the validity of certain claims of the BEMA patents is binding upon Chemo. In March 2022, the Court vacated the bench trial set to begin April 25, 2022 to address the remaining Chemo infringement claims. The Court has not yet set a new trial date.

On August 1, 2022, BDSI received a second Paragraph IV certification notice letter from Chemo indicating it amended its ANDA to: (i) withdraw its generic version of the 75 mcg and 150 mcg strengths of Belbuca; and (ii) include its generic version of the 600 mcg and 750 mcg strengths of Belbuca, in addition to the 300 mcg, 450 mcg, and 900 mcg strengths identified in the first Chemo Paragraph IV certification notice letter. In response, BDSI filed a complaint for patent infringement in Federal District Court for the District of Delaware. Chemo answered the complaint on December 1, 2022. The Court has not yet set a schedule for this litigation.

On August 24, 2022, the Court instructed the parties to update the Court at such time as the FDA addresses Chemo's July 29, 2022 response to the FDA. On February 8, 2023, the Court denied Chemo’s request for a trial date in the spring, and again instructed the parties to update the Court at such time as the FDA addresses Chemo’s July 29, 2022 response to the FDA. Chemo received a complete response letter with respect to its July 29, 2022 ANDA in April 2023. Chemo submitted a further amended ANDA to FDA in September 2023.

The Company plans to litigate this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

14. Debt

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

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of the assets of the Company and its material domestic subsidiaries. Prior to the cessation of LIBOR on June 30, 2023, the 2022 Term Loan bore interest at a rate based on LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. On June 23, 2023, the Company entered into an amendment to the 2022 Loan Agreement to adjust the interest terms of the 2022 Term Loan to transition from LIBOR to SOFR in anticipation of the cessation of LIBOR. Effective July 1, 2023, the 2022 Term Loan bears interest at a rate based on SOFR plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. As of December 31, 2023, the contractual interest rate was 13.2%. The Company paid $100,000 in principal payments under the 2022 Term Loan during the first year and the remaining $550,000 balance is required to be paid in equal quarterly installments over the remaining three years.

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

The following table presents the total interest expense recognized related to the 2020 Term Loan and 2022 Term Loan during the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Contractual interest expense	$67,499	$51,155	$13,834
Amortization of debt issuance costs	7,468	7,378	2,505
Total interest expense	$74,967	$58,533	$16,339

As of December 31, 2023, the effective interest rate on the 2022 Term Loan was 14.7%.

As of December 31, 2023, principal repayments under the 2022 Term Loan are as follows:

Years ended December 31,	Principal Payments
2024	$183,333
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$412,500
Less: unamortized discount and issuance costs	(7,454)
Total term notes	$405,046

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

The 2026 Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.625% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Before August 15, 2025, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier repurchased, redeemed or converted. The initial conversion rate is 34.2618 shares of common stock per $1 principal amount of the 2026 Convertible Notes, which represents an initial conversion price of approximately $29.19 per share of common stock. The conversion rate and conversion price are subject to adjustment upon the occurrence of certain events.

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

As of December 31, 2023, none of the above circumstances had occurred and as such, the 2026 Convertible Notes could not have been converted.

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

Calling any 2026 Convertible Notes for redemption will constitute a make-whole fundamental change, in which case the conversion rate applicable to the conversion of any 2026 Convertibles Notes, if converted in connection with the redemption, will be increased in certain circumstances for a specified period of time.

The 2026 Convertible Notes have customary default provisions, including: (i) a default in the payment when due (whether at maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any note; (ii) a default for 30 days in the payment when due of interest on any note; (iii) a default in the Company’s obligation to convert a note in accordance with the indenture, if such default is not cured within 3 calendar days after its occurrence; (iv) a default with respect to the Company’s obligations under the indenture related to consolidations, mergers and asset sales; (v) a default in any of the Company’s other obligations or agreements under the indenture that are not cured or waived within 60 days after notice to the Company; (vi) certain payment defaults by the Company or certain subsidiaries with respect to mortgages, agreements or other instruments for indebtedness for money borrowed of at least $20,000 or other defaults by the Company or certain subsidiaries with respect to such indebtedness that result in the acceleration of such indebtedness; (vii) default upon the occurrence of one or more final judgments being rendered against the Company or any of the Company's significant subsidiaries for the payment of at least $20,000; and (viii) certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

Repurchase of a Portion of the 2026 Convertible Notes

Contemporaneously with the offering of the 2029 Convertible Notes (as defined below), the Company entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117,400 aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140,100 of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2026 Convertible Notes participating in the issuance of the 2029 Convertible Notes. Accordingly, the Company evaluated the transaction for modification or extinguishment accounting in accordance with Accounting Standards Codification Topic 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2026 Convertible Notes and issuance of the 2029 Convertible Notes were deemed to have substantially different terms based on the present value of the cash flows immediately prior to and after the exchange. Therefore, the repurchase of the 2026 Convertible Notes was accounted for as a debt extinguishment. The Company recorded a $23,504 loss on early extinguishment of debt on the consolidated statements of operations during the three months ending March 31, 2023, which includes the recognition of previously deferred financing costs of $2,264. The total remaining principal amount outstanding under the 2026 Convertible Notes as of December 31, 2023 was $26,350.

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

As of December 31, 2023, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) are classified on the consolidated balance sheets as of December 31, 2023 as convertible senior notes.

As of December 31, 2023, the Convertible Notes outstanding consisted of the following:

	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
Principal	$26,350	$241,500	$267,850
Less: unamortized issuance costs	(358)	(5,367)	(5,725)
Net carrying amount	$25,992	$236,133	$262,125

The Company determined the expected life of the 2026 Convertible Notes and 2029 Convertible Notes was equal to the six-year term of each. The effective interest rate on the 2026 Convertible Notes and 2029 Convertible Notes is 3.34% and 3.28%, respectively. As of December 31, 2023, the if-converted value did not exceed the remaining principal amount of the Convertible Notes.

The following table presents the total interest expense recognized related to the Convertible Notes during the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Contractual interest expense	$7,206	$3,773	$3,773
Amortization of debt issuance costs	1,166	907	902
Total interest expense	$8,372	$4,680	$4,675

As of December 31, 2023, the future minimum payments on the Convertible Notes were as follows:

Years ended December 31,	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
2024	$692	$6,943	$7,635
2025	692	6,943	7,635
2026	26,696	6,943	33,639
2027	—	6,943	6,943
2028	—	6,943	6,943
Thereafter	—	244,972	244,972
Total minimum payments	$28,080	$279,687	$307,767
Less: interest	(1,730)	(38,187)	(39,917)
Less: unamortized issuance costs	(358)	(5,367)	(5,725)
Convertible Notes carrying value	$25,992	$236,133	$262,125

15. Leases

Operating Lease Arrangements

The Company's main operating lease is for its corporate headquarters in Stoughton, Massachusetts, which was entered into in March 2018 and commenced in August 2018. This lease encompasses approximately 50,678 square feet and is for an initial 10-year term, with options for two additional five-year extensions. The initial annual base rent is $1,214, subject to annual increases between 2.5% to 3.1%.

As of December 31, 2023, the Company's operating lease assets totaled $6,029 and operating lease liabilities amounted to $7,112. This primarily relates to the corporate headquarters lease, with other immaterial operating and embedded operating leases accounted for in the normal course of business.

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

Variable Lease Costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor.

The components of lease cost for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$1,306	$1,805	$1,305
Short-term lease cost	1,446	993	1,492
Variable lease cost	565	331	292
Total lease cost	$3,317	$3,129	$3,089

The lease term and discount rate for operating leases for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Weighted-average remaining lease term — operating leases (years)	5.7	6.6
Weighted-average discount rate — operating leases	6.2%	6.2%

Other information related to operating leases for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating leases liabilities	$1,585	$1,568	$1,286
Leased assets obtained in exchange for new operating lease liabilities	—	—	—

The Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of December 31, 2023, are as follows:

Years ended December 31,	Lease Payments
2024	$1,398
2025	1,436
2026	1,474
2027	1,489
2028	1,527
Thereafter	1,169
Total minimum lease payments	$8,493
Less: Present value discount	1,381
Present value of lease liabilities	$7,112

16. Equity

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s Board of Directors prior to January 1st). As of December 31, 2023, there were 1,876,424 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination. Shares issued under all of the Company’s plans are funded through the issuance of new shares. Refer to Note 17, Stock-based Compensation, for more information.

Warrants

In connection with execution of the Third Amendment to the Nucynta Commercialization Agreement, the Company issued a warrant to Assertio Therapeutics, Inc. to purchase 1,041,667 shares of common stock of the Company (the “Warrant”) at an exercise price of $19.20 per share. The Warrant was set to expire in November 2022 and included customary adjustments for changes in the Company’s capitalization. In November 2022, the Warrant was exercised through a cashless exercise and the Company issued 40,666 shares. As of December 31, 2023, there were no outstanding warrants remaining.

Share Repurchases

Prior Repurchase Program

In August 2021, the Company’s Board of Directors authorized the repurchase of up to $100,000 of shares of its common stock at any time or times through December 31, 2022 (the “Prior Repurchase Program”). The Prior Repurchase Program permitted the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act.

In October 2021, the Company’s Board of Directors authorized an accelerated share repurchase (“ASR”) program to repurchase $25,000 of the Company’s common stock, as part of the Company’s $100,000 Prior Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $25,000 on November 15, 2021, and initially received 1,026,694 shares, representing 80% of the upfront payment on a price per share of $19.48, the closing price on the date the agreement was executed. The remaining shares purchased by the Company were based on the volume-weighted average price of its common stock through January 7, 2022, minus an agreed upon discount between the parties. On January 7, 2022, the ASR agreement settled and the Company received an additional 307,132 shares, bringing the total shares repurchased pursuant to the ASR agreement to 1,333,826.

The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction, and (2) a forward contract indexed to the Company’s own stock. The forward contract, which represented the remaining shares to be delivered by the investment bank, was recorded as a reduction to stockholders’ equity and was still outstanding as of December 31, 2021.

The Prior Repurchase Program expired on December 31, 2022. Through December 31, 2022, the Company repurchased 3,235,823 shares at a weighted-average price of $19.14 per share for a total of $61,924 under the Prior Repurchase Program. Repurchased shares were returned to the Company’s pool of authorized but unissued shares. The cost of repurchased shares were recorded as treasury stock in the consolidated balance sheet. Shares repurchased under the Prior Repurchase Program resulted in an immediate reduction of shares outstanding used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share. As the Company was entitled to receive additional shares of its common stock in connection with the outstanding forward contracts, the receipt of additional shares of common stock was antidilutive. Therefore, no adjustments were made in the computation of earnings per share for the period the forwards were outstanding.

2023 Repurchase Program

In January 2023, the Company’s Board of Directors authorized the repurchase of up to $100,000 of shares of its common stock at any time or times through December 31, 2023 (the “2023 Repurchase Program”). The 2023 Repurchase Program permitted the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act.

In July 2023, the Company’s Board of Directors authorized an ASR program to repurchase $50,000 of the Company’s common stock, as part of the Company’s $100,000 2023 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $50,000 on August 7, 2023, and received 1,702,852 shares, representing 80% of the upfront payment on a price per share of $23.49, the closing price on the date the agreement was executed. The remaining shares purchased by the Company were based on the volume-weighted average price of its common stock through October 31, 2023, minus an agreed upon discount between the parties. In October 2023, the ASR agreement settled and the Company received an additional 462,442 shares, bringing the total shares repurchased pursuant to the ASR agreement to 2,165,294.

In November 2023, the Company’s Board of Directors authorized a second ASR program as part of the Company’s $100,000 2023 Repurchase Program to repurchase $25,000 of the Company’s common stock. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $25,000 on November 9, 2023, and received 865,426 shares, representing 80% of the upfront payment on a price per share of $23.11, the closing price on the date the agreement was executed. The remaining shares purchased by the Company were based on the volume-weighted average price of its common stock through December 29, 2023, minus an agreed upon discount between the parties. In December 2023, the ASR agreement settled and the Company received an additional 57,349 shares, bringing the total shares repurchased pursuant to the ASR agreement to 922,775.

Each ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction, and (2) a forward contract indexed to the Company’s own stock. The forward contracts, which represented the remaining shares to be delivered by the investment bank, were recorded as a reduction to stockholders’ equity. Both forward contracts associated with these ASR agreements were settled and not outstanding as of December 31, 2023.

The 2023 Repurchase Program expired on December 31, 2023. Through December 31, 2023, the Company repurchased 3,088,069 shares at a weighted-average price of $24.29 per share for a total of $75,000 under the 2023 Repurchase Program. Repurchased shares were returned to the Company’s pool of authorized but unissued shares. The cost of repurchased shares were recorded as treasury stock in the consolidated balance sheet. Shares repurchased under the 2023 Repurchase Program resulted in an immediate reduction of shares outstanding used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share. As the Company was entitled to receive additional shares of its common stock in connection with the outstanding forward contracts, the receipt of additional shares of common stock was antidilutive. Therefore, no adjustments were made in the computation of earnings per share for the period the forwards were outstanding.

2024-2025 Repurchase Program

In January 2024, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permits the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. The timing and amount of any shares purchased on the open market will be determined based on the Company’s evaluation of the market conditions, share price and other factors. The Company plans to utilize existing cash on hand to fund share repurchases.

17. Stock-based Compensation

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

A summary of the Company’s PSUs activity for the year ended December 31, 2023 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2022	447,770	$28.71
Granted	216,500	38.71
Vested	(223,170)	27.99
Forfeited	—	—
Performance adjustment	62,780	27.14
Outstanding as of December 31, 2023	503,880	$33.13

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the years ended December 31, 2023, 2022, and 2021 was $38.71, $24.12, and $35.15, respectively.

For the years ended December 31, 2023, 2022, and 2021, the stock-based compensation expense for PSUs was $7,037, $5,398, and $4,817 respectively.

As of December 31, 2023, the unrecognized compensation cost related to performance share units was $5,585 and is expected to be recognized as expense over approximately 1.6 years.

Restricted Stock Units

A summary of the Company’s RSUs activity for the year ended December 31, 2023 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2022	2,047,571	$19.67
Granted	1,278,256	26.25
Vested	(675,647)	19.83
Forfeited	(206,273)	21.91
Outstanding as of December 31, 2023	2,443,907	$22.88

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2023, 2022, and 2021 was $26.25, $17.53, and $24.23, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2023, 2022, and 2021 was $17,677, $10,166, and $11,165, respectively.

As of December 31, 2023, the unrecognized compensation cost related to restricted stock units was $37,022 and is expected to be recognized as expense over approximately 2.6 years. The weighted-average grant date fair value of restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 was $13,398, $12,547, and $8,526, respectively.

Stock Options

A summary of the Company’s stock option activity for the year ended December 31, 2023 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2022	1,683,805	$18.84	5.5	$7,953
Exercised	(498,008)	17.34
Cancelled	(9,047)	18.90
Outstanding as of December 31, 2023	1,176,750	$19.48	4.3	$13,297
Exercisable as of December 31, 2023	1,158,209	$19.45	4.3	$13,120

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	—%	—%	0.7%
Volatility	—%	—%	67.2%
Expected term (years)	—	—	6.0
Expected dividend yield	—%	—%	—%

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

The Company did not grant stock options during the years ended December 31, 2023 and 2022. The weighted-average grant date fair value of stock options granted for the year ended December 31, 2021 was $12.60. The total intrinsic value of stock options exercised for the years ended December 31, 2023, 2022, and 2021 was $4,786, $3,943, and $6,456, respectively.

As of December 31, 2023, the unrecognized compensation cost related to outstanding options was $110 and is expected to be recognized as expense over approximately 0.2 years.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the year ended December 31, 2023, 26,505 shares of common stock were purchased for total proceeds of $460. As of December 31, 2023, there were 2,244,157 shares of common stock authorized for issuance pursuant to the employee stock purchase plan. The expense for the years ended December 31, 2023, 2022 and 2021 was $209, $117 and $224 respectively.

Stock-Based Compensation Expense

Stock-based compensation for all stock options, restricted stock awards, restricted stock units, performance share units and for the employee stock purchase plan are reported within the following:

	Years Ended December 31,
	2023	2022	2021
Research and development	$—	$1,591	$3,422
Selling, general and administrative	27,136	21,283	20,833
Total stock-based compensation expense	$27,136	$22,874	$24,255

18. Income Taxes

The provision for (benefit from) income taxes contained the following components:

	Years Ended December 31,
	2023	2022	2021
Current provision:
Federal	$21,504	$166	$—
State	8,227	4,540	3,142
	29,731	4,706	3,142
Deferred benefit:
Federal	$(1,401)	$(4,631)	$(61,445)
State	(752)	(3,920)	(16,588)
	(2,153)	(8,551)	(78,033)
Provision for (benefit from) income taxes	$27,578	$(3,845)	$(74,891)

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Years Ended December 31,
	2023	2022	2021
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
Change resulting from:
State income tax, net of federal benefit	4.9	5.0	2.9
Permanent difference - debt extinguishment	7.1	—	—
Permanent differences - all other	1.3	(1.9)	(3.9)
Stock compensation	1.0	(5.1)	(18.8)
Research and development credit	—	0.7	16.3
Transaction costs	—	(4.4)	—
Change in tax rates and other	0.4	(2.0)	—
Change in valuation allowance	0.7	—	2,202.5
Effective income tax rate	36.4%	13.3%	2,220.0%

During the year ended December 31, 2023, the effective tax rate was impacted by permanent differences, including the extinguishment of debt in connection with the repurchase of a portion of the Company’s 2026 Convertible Notes, for which certain extinguishment costs were not deductible for tax purposes. Stock compensation, including the impact of excess benefits and 162(m) limitations, impacted the effective tax rate at varying percentages each year due to changes in the non-deductible amount and profit before tax. In addition, during the year ended December 31, 2022, non-deductible transaction costs resulting from the BDSI Acquisition impacted the effective tax rate. During the year ended December 31, 2021, the Company released the valuation allowance on the majority of its net operating losses, resulting in a significant discrete deferred tax benefit that impacted the effective tax rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2023	2022
Deferred tax assets:
U.S. and state net operating loss carryforwards	$33,800	$56,982
Research and development credits	1,769	5,036
Operating lease liabilities	1,803	2,131
Returns and discounts	18,528	19,423
Stock-based compensation	7,570	6,776
Accruals and other	6,257	5,228
163(j) Carryforward	—	3,647
Capitalized R&D	707	929
Intangible assets	32,771	23,592
Gross deferred tax assets:	103,205	123,744
Valuation allowance	(5,781)	(5,254)
Total deferred tax assets:	97,424	118,490
Deferred tax liabilities:
Debt discount	(344)	(406)
Operating lease assets	(1,529)	(1,778)
Inventory	—	(3,918)
Intangible assets	(65,774)	(84,167)
Property and equipment	(3,518)	(4,271)
Total deferred tax liabilities:	(71,165)	(94,540)
Net deferred tax assets	$26,259	$23,950

The Company provides a valuation allowance when it is more-likely-than-not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carryback opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company maintains a partial valuation against its federal and state operating losses and federal R&D credits as of December 31, 2023. The valuation allowance was $5,781 and $5,254 as of December 31, 2023 and 2022, respectively, and reflects limitations based on the Company’s ability to use such assets prior to expiration. The change in the valuation allowance increased the tax provision by $527 for the year ended December 31, 2023. The change in valuation allowance did not impact the tax provision for the year ended December 31, 2022. As a result of sustained positive earnings history through cumulative earnings over the prior three years, as of June 30, during the year ended December 31, 2021, the Company began using projections of future taxable income as a source of realizing its deferred tax assets. Accordingly, the Company recognized a deferred tax benefit of $78,042 for the year ended December 31, 2021 related to the reversal of valuation allowances.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely but will generally limit the net operating loss (“NOL”) deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Internal Revenue Code Sections 382 and 383). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income (subject to Internal Revenue Code Section 382 and 383) and be available for twenty years from the period the loss was generated. As of December 31, 2023, the Company had gross U.S. federal net operating loss carryforwards of $137,459, of which $95,471 arose prior to 2018, which are available to offset future taxable income, if any, through 2037. The remaining $41,988 are available for an indefinite period. As of December 31, 2022, the Company had gross U.S. federal net operating loss carryforwards of $229,797.

As of December 31, 2023 and 2022, the Company also had gross U.S. state net operating loss carryforwards of $202,381 and $252,597, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037.

As of December 31, 2023 and 2022, the Company had federal research and development tax credit carryforwards of approximately $1,025 and $4,231, respectively, available to reduce future tax liabilities which expire at various dates through 2032. As of December 31, 2023 and 2022, the Company had state research and development tax credit carryforwards of approximately $672 and $832, respectively, available to reduce future tax liabilities which expire at various dates through 2036.

The Company has completed studies to assess the impact of ownership changes, if any, on the Company’s ability to use its NOL and tax credit carryovers as defined under Section 382 of the Internal Revenue Code (“IRC 382”). The Company concluded that there were ownership changes that occurred during the years 2006, 2012 and 2015 that would be subject to IRC 382 limitations. The Company acquired $234,675 of net operating loss carryforward from the BDSI Acquisition. The Company concluded that there were ownership changes for BDSI that occurred during the years 2006 and 2022 that would be subject to IRC 382 limitations. These IRC 382 annual limitations may limit the Company’s ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers. As of December 31, 2023, remaining net operating losses of $124,310 are subject to limitation.

The Company files income tax returns in the United States and in several states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2023. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

The Company has not recognized deferred tax assets for certain federal and state research and development credits related to uncertain tax positions, and that is included in the tabular rollforward of uncertain tax positions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Years Ended December 31,
	2023	2022	2021
Gross UTB Balance as of January 1	$11,400	$654	$586
Additions based on tax positions related to the current year	—	—	67
Additions for tax positions related to acquisitions	—	10,930	—
(Reductions) additions for tax positions of prior years	(94)	(184)	1
Gross UTB Balance as of December 31	$11,306	$11,400	$654

Net UTB impacting the effective tax rate as of December 31 excluding valuation allowance impacts, if any	$11,275	$11,368	$500

19. Employee Benefits

The Company has a retirement savings plan, which is qualified under section 401(k) of the Code, for its employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service annual limits. Employees become eligible to participate starting on the first day of employment. The Company is not required to contribute to this plan. Total expense for contributions made by the Company for the years ended December 31, 2023, 2022 and 2021 was $1,759, $1,315, and $1,236, respectively.

20. Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2023 and 2022:

	First	Second	Third	Fourth
Year Ended December 31, 2023	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$144,767	$135,546	$136,709	$149,745
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	29,899	24,257	20,081	20,601
Intangible asset amortization and impairment	37,466	37,463	36,317	34,514
Total cost of products revenues	67,365	61,720	56,398	55,115
Gross profit	77,402	73,826	80,311	94,630
Operating expenses
Selling, general and administrative	52,775	38,193	35,298	32,942
Total operating expenses	52,775	38,193	35,298	32,942
Income from operations	24,627	35,633	45,013	61,688
Interest expense	(21,427)	(21,863)	(20,768)	(19,281)
Interest income	2,747	4,027	4,538	4,303
Loss on extinguishment of debt	(23,504)	—	—	—
(Loss) income before income taxes	(17,557)	17,797	28,783	46,710
(Benefit from) provision for income taxes	(131)	4,790	8,149	14,770
Net (loss) income	$(17,426)	$13,007	$20,634	$31,940

(Loss) earnings per share — basic	$(0.51)	$0.38	$0.61	$0.99
Weighted-average shares — basic	34,319,291	34,622,284	33,744,209	32,301,211

(Loss) earnings per share — diluted	$(0.51)	$0.34	$0.53	$0.82
Weighted-average shares — diluted	34,319,291	42,849,952	42,058,821	41,279,981

	First	Second	Third	Fourth
Year Ended December 31, 2022	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$83,751	$123,549	$127,013	$129,620
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	16,332	33,684	30,622	37,552
Intangible asset amortization and impairment	18,923	37,501	37,552	42,279
Total cost of products revenues	35,255	71,185	68,174	79,831
Gross profit	48,496	52,364	58,839	49,789
Operating expenses
Research and development	3,983	—	—	—
Selling, general and administrative	54,528	41,254	38,372	38,032
Total operating expenses	58,511	41,254	38,372	38,032
(Loss) income from operations	(10,015)	11,110	20,467	11,757
Interest expense	(5,831)	(17,761)	(19,046)	(20,575)
Interest income	4	5	11	1,027
(Loss) income before income taxes	(15,842)	(6,646)	1,432	(7,791)
(Benefit from) provision for income taxes	(2,773)	(1,455)	975	(592)
Net (loss) income	$(13,069)	$(5,191)	$457	$(7,199)

(Loss) earnings per share — basic	$(0.39)	$(0.15)	$0.01	$(0.21)
Weighted-average shares — basic	33,673,912	34,001,553	34,058,802	33,582,202

(Loss) earnings per share — diluted	$(0.39)	$(0.15)	$0.01	$(0.21)
Weighted-average shares — diluted	33,673,912	34,001,553	34,570,319	33,582,202