Form 10-Q
period 2024-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2024-05-09
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, there were 32,715,322 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$228,610	$238,947
Marketable securities	89,438	71,601
Accounts receivable, net	174,693	179,525
Inventory	31,276	32,332
Prepaid expenses and other current assets	15,243	15,195
Total current assets	539,260	537,600
Property and equipment, net	15,457	15,983
Operating lease assets	5,813	6,029
Intangible assets, net	387,191	421,708
Restricted cash	1,047	1,047
Deferred tax assets	30,671	26,259
Other noncurrent assets	954	825
Goodwill	133,857	133,857
Total assets	$1,114,250	$1,143,308
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$6,020	$8,692
Accrued liabilities	38,190	37,571
Accrued rebates, returns and discounts	217,880	227,331
Current portion of term notes payable	183,333	183,333
Current portion of operating lease liabilities	1,013	988
Total current liabilities	446,436	457,915
Term notes payable, net of current portion	177,360	221,713
Convertible senior notes	262,425	262,125
Operating lease liabilities, net of current portion	5,860	6,124
Total liabilities	892,081	947,877
Commitments and contingencies (refer to Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 39,029,639 issued and 32,705,747 outstanding shares as of March 31, 2024 and 38,192,441 issued and 31,868,549 outstanding shares as of December 31, 2023	39	38
Additional paid-in capital	565,111	565,949
Treasury stock, at cost; 6,323,892 shares as of March 31, 2024 and 6,323,892 shares as of December 31, 2023	(137,381)	(137,381)
Accumulated other comprehensive (loss) income	(124)	14
Accumulated deficit	(205,476)	(233,189)
Total shareholders’ equity	222,169	195,431
Total liabilities and shareholders’ equity	$1,114,250	$1,143,308

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Product revenues, net	$144,923	$144,767
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	18,950	29,899
Intangible asset amortization	34,517	37,466
Total cost of product revenues	53,467	67,365
Gross profit	91,456	77,402
Operating expenses
Selling, general and administrative	41,982	52,775
Total operating expenses	41,982	52,775
Income from operations	49,474	24,627
Interest expense	(17,339)	(21,427)
Interest income	4,487	2,747
Loss on extinguishment of debt	—	(23,504)
Income (loss) before income taxes	36,622	(17,557)
Provision for (benefit from) income taxes	8,909	(131)
Net income (loss)	$27,713	$(17,426)

Earnings (loss) per share — basic	$0.86	$(0.51)
Weighted-average shares — basic	32,326,589	34,319,291

Earnings (loss) per share — diluted	$0.71	$(0.51)
Weighted-average shares — diluted	41,438,466	34,319,291

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$27,713	$(17,426)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax	(138)	—
Total other comprehensive loss	(138)	—
Comprehensive income (loss)	$27,575	$(17,426)

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$27,713	$(17,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization expense	34,517	37,466
Depreciation expense	917	817
Deferred income taxes	(4,412)	(46)
Stock-based compensation expense	7,475	6,035
Non-cash lease benefit	(22)	(105)
Non-cash interest expense for amortization of debt discount and issuance costs	1,780	2,287
Loss on extinguishment of debt	—	23,504
Net amortization of premiums and discounts on investments	(415)	—
Changes in operating assets and liabilities:
Accounts receivable	4,832	3,993
Inventory	1,056	13,606
Prepaid expenses and other assets	(177)	(238)
Accounts payable	(2,536)	(502)
Accrued liabilities	660	(12,131)
Accrued rebates, returns and discounts	(9,451)	(29,589)
Net cash provided by operating activities	61,937	27,671
Investing activities
Purchases of property and equipment	(568)	(176)
Purchases of marketable securities	(39,110)	—
Maturities of marketable securities	21,550	—
Net cash used in investing activities	(18,128)	(176)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	356	169
Proceeds from the exercise of stock options	4,205	3,848
Payments made for employee stock tax withholdings	(12,874)	(7,736)
Repayment of term notes	(45,833)	(25,000)
Proceeds from issuances of 2029 Convertible Notes, net of issuance costs of $5,846	—	235,654
Repurchase of 2026 Convertible Notes, including premium	—	(138,638)
Net cash (used in) provided by financing activities	(54,146)	68,297

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,337)	95,792
Cash, cash equivalents and restricted cash at beginning of period	239,994	176,235
Cash, cash equivalents and restricted cash at end of period	$229,657	$272,027

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$228,610	$269,480
Restricted cash	1,047	2,547
Total cash, cash equivalents and restricted cash	$229,657	$272,027

Supplemental disclosure of cash flow information
Cash paid for interest	$17,468	$19,499
Cash paid for income taxes	$173	$743

Supplemental disclosure of non-cash activities
Note issuance costs in accounts payable and accrued liabilities	$—	$434

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company” or “Collegium”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company’s mission is to build a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. The Company’s portfolio includes Belbuca, Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic.

The Company’s operations are subject to certain risks and uncertainties. The principal risks include the Company’s ability to continue successfully commercializing products, changing market conditions for products and development of competing products, changing regulatory environment and reimbursement landscape, product-related litigation, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of products, estimates related to the fair value of assets acquired and liabilities assumed, including acquired intangible assets and the fair value of inventory acquired, estimates utilized in the ongoing valuation of inventory related to potential unsaleable product, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of intangible assets and deferred tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

There were no significant changes in the Company’s significant accounting policies from those described in the Company’s Annual Report.

Subsequent Events

Redemption of 2026 Convertible Notes

On April 11, 2024, the Company announced that it called all $26,350 aggregate principal amount of its outstanding 2.625% convertible senior notes due in 2026 (the “2026 Convertible Notes”) for redemption on June 14, 2024 (the “Redemption Date”).

The redemption price will be equal to 100% of the principal amount of each 2026 Convertible Note called for redemption, plus accrued and unpaid interest on such 2026 Convertible Note to, but excluding, the Redemption Date for such 2026 Convertible Note (the “Redemption Price”). For each $1,000 principal amount of 2026 Convertible Notes, the Redemption Price is equal to approximately $1,008.68.

The sending of the notice of redemption to the holders of the 2026 Convertible Notes constituted a “Make-Whole Fundamental Change” under the Indenture, and therefore the conversion rate was required to be increased in accordance with the terms of the Indenture. The conversion rate reflecting such increase is 36.7815 shares of common stock per $1,000 principal amount of 2026 Convertible Notes. This conversion rate will remain subject to adjustment in accordance with the Indenture from time to time for certain events.

The Company elected to settle all conversions of the 2026 Convertible Notes in cash. The cash paid to the holders to settle the conversions that is in excess of the carrying amount of the 2026 Convertible Notes, along with unamortized debt issuance costs, will be recognized as a loss on extinguishment of debt in the Company’s Condensed Consolidated Statement of Operations in the second quarter of 2024.

Authorized Generic Agreement with Hikma Pharmaceuticals USA Inc.

On April 26, 2024, the Company entered into an Authorized Generic Agreement (the “AG Agreement”) with Hikma Pharmaceuticals USA Inc. (“Hikma”), pursuant to which the Company granted to Hikma certain rights relating to an authorized generic version of the Company’s Nucynta IR product (the “Nucynta IR Authorized Generic”) and the Company’s Nucynta ER product (the “Nucynta ER Authorized Generic” and, collectively, the “Nucynta AG Products”) in the United States.

Under the terms of the AG Agreement, the Company granted Hikma the exclusive right to market the Nucynta AG Products in the United States. Hikma agreed to launch the Nucynta IR Authorized Generic and the Nucynta ER Authorized Generic 30 days prior to loss of exclusivity for each product or earlier under certain circumstances as set forth in the AG Agreement. Hikma will pay the Company a percentage of Net Profits (as defined in the AG Agreement) on sales of the Nucynta AG Products, with the Company’s profit share percentage beginning in the mid-80% range, and declining based on the number of third-party generic equivalents sold for each Nucynta AG Product, if any. During the term of the AG Agreement, the Company will supply Hikma with its requirements of the Nucynta AG Products at Collegium’s fully burdened manufacturing cost and Hikma will purchase the Nucynta AG Products exclusively from the Company. In addition, Hikma agreed that it will not market any generic equivalent of Nucynta IR or Nucynta ER at the same time it is marketing the Nucynta AG Products.

The AG Agreement has an initial term of five years, with automatic one-year renewals unless notice of termination is provided by either party prior to expiration. The AG Agreement may be terminated by either party in the event of uncured material breach by the other party or certain bankruptcy or insolvency events experienced by the other party. In addition, if Hikma elects to launch its own generic equivalent for either (or both) of Nucynta IR or Nucynta ER and terminate the AG Agreement, it must provide one years’ notice prior to doing so, and may only provide such notice on or after the first anniversary of the first Nucynta AG Product launch.

The foregoing description of the AG Agreement does not purport to be complete and is qualified in its entirety by reference to the AG Agreement, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2024.

Accelerated Share Repurchase Program

In May 2024, the Company’s Board of Directors authorized an accelerated share repurchase program to repurchase $35,000 of the Company’s common stock, as part of the $150,000 repurchase program authorized in January 2024.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.

The Company has not been required to adopt any accounting standards that had a significant impact on its condensed consolidated financial statements during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023 for the Company’s annual report, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. Revenue from Contracts with Customers

The Company’s revenue to date is from sales of the Company’s products, which are primarily sold to wholesalers (“customers”), which in turn sell the product to pharmacies or other outlets for the treatment of patients.

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

Performance Obligations

The Company determined that performance obligations are satisfied, and revenue is recognized, when a customer takes control of the Company’s product, which occurs at a point in time. This generally occurs upon delivery of the products to customers, at which point the Company recognizes revenue and records accounts receivable. Payment is typically received 30 to 90 days after satisfaction of the Company’s performance obligations.

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

Product Returns

Provisions for product returns, including returns for Belbuca, Xtampza, the Nucynta Products, and Symproic, are based on product-level returns rates, including processed as well as unprocessed return claims, in addition to relevant market events and other factors. Estimates of future product returns are made at the time of revenue recognition to determine the amount of consideration to which the Company expects to be entitled (that is, excluding the products expected to be returned). At the end of each reporting period, the Company analyzes trends in returns rates and updates its assessment of variable consideration. To the extent the Company receives amounts in excess of what it expects to be entitled to receive due to a product return, the Company does not recognize revenue when it transfers products to customers but instead recognizes those excess amounts received as a refund liability. The Company updates the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

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

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2024 and 2023:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2023	$149,826	$77,505	$20,917
Provision related to current period sales	92,569	9,697	39,013
Changes in estimate related to prior period sales	1,061	1,519	(53)
Credits/payments made	(105,228)	(9,069)	(39,245)
Balance as of March 31, 2024	$138,228	$79,652	$20,632

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	92,871	10,166	34,921
Changes in estimate related to prior period sales	36	571	92
Credits/payments made	(122,852)	(10,381)	(32,563)
Balance as of March 31, 2023	$126,992	$73,910	$24,508

(1)	Provisions for rebates and incentives include managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s consolidated balance sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s consolidated balance sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s consolidated balance sheets.

As of March 31, 2024, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended March 31,
	2024	2023
Belbuca	$50,663	$44,212
Xtampza ER	45,813	47,869
Nucynta IR	25,960	27,899
Nucynta ER	19,186	21,136
Symproic	3,301	3,651
Total product revenues, net	$144,923	$144,767

4. Earnings Per Share

Basic earnings per share is calculated by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted earnings per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security. For purposes of the diluted earnings per share calculation, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and shares potentially issuable in connection with the Company’s employee stock purchase plan and convertible senior notes are considered potentially dilutive securities and included to the extent that their addition is not antidilutive.

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$27,713	$(17,426)
Adjustment for interest expense recognized on convertible senior notes	1,622	—
Net income (loss) - diluted	$29,335	$(17,426)
Denominator:
Weighted-average shares outstanding — basic	32,326,589	34,319,291
Effect of dilutive securities:
Stock options	468,057	—
Restricted stock units	1,134,716	—
Performance share units	—	—
Convertible senior notes	7,509,104	—
Weighted average shares outstanding — diluted	41,438,466	34,319,291

Earnings (loss) per share — basic	$0.86	$(0.51)
Earnings (loss) per share — diluted	$0.71	$(0.51)

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2026 and 2029 in cash, shares or a combination of the two. On April 11, 2024, the Company announced that it called all $26,350 aggregate principal amount of its 2026 Convertible Notes for redemption on the Redemption Date (refer to Note 2, Summary of Significant Accounting Policies – Subsequent Events), which represented 902,799 shares included in the diluted earnings per share for the three months ended March 31, 2024. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Stock options	—	1,443,996
Restricted stock units	1,050	2,455,919
Performance share units	511,680	503,880
Employee stock purchase plan	17,320	—
Convertible senior notes	—	7,509,104

For PSUs, these securities were excluded from the calculation of diluted earnings per share as the market-based vesting conditions were not met as of the end of the reporting period. All other securities presented in the table above were excluded from the calculation of diluted earnings per share as their inclusion would have had an antidilutive effect.

5. Fair Value of Financial Instruments

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

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2024 and 2023.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of March 31, 2024 and December 31, 2023:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Cash equivalents:
Money market funds	$69,772	$69,772	$—	$—
Marketable securities:
Corporate debt securities	62,501	—	62,501	—
U.S. Treasury securities	24,442	—	24,442	—
Government-sponsored securities	2,495	—	2,495	—
Total assets measured at fair value	$159,210	$69,772	$89,438	$—

December 31, 2023
Cash equivalents:
Money market funds	$77,299	$77,299	$—	$—
U.S. Treasury securities	4,729	—	4,729	—
Marketable securities:
Corporate debt securities	41,612	—	41,612	—
U.S. Treasury securities	25,468	—	25,468	—
Government-sponsored securities	4,521	—	4,521	—
Total assets measured at fair value	$153,629	$77,299	$76,330	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

Assets and Liabilities Not Carried at Fair Value

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of March 31, 2024, the fair value of the Company's 2.625% convertible senior notes due in 2026 was $37,624 and the net carrying value was $26,033. As of March 31, 2024, the fair value of the Company's 2.875% convertible senior notes due in 2029 was $272,798 and the net carrying value was $236,392.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of March 31, 2024, the carrying amount of the term notes reasonably approximated the estimated fair value.

As of March 31, 2024, and December 31, 2023, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

6. Marketable Securities

Available-for-sale debt securities were classified on the condensed consolidated balance sheets at fair value as follows:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$—	$4,729
Marketable securities	89,438	71,601
Total	$89,438	$76,330

The following table summarizes the available-for-sale securities held as of March 31, 2024 and December 31, 2023:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$62,618	$10	$(127)	$62,501
U.S. Treasury securities	24,448	—	(6)	24,442
Government-sponsored securities	2,496	—	(1)	2,495
Total	$89,562	$10	$(134)	$89,438

December 31, 2023
Corporate debt securities	$41,610	$47	$(45)	$41,612
U.S. Treasury securities	30,189	8	—	30,197
Government-sponsored securities	4,517	4	—	4,521
Total	$76,316	$59	$(45)	$76,330

The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Matures within one year	$60,015	$61,672
Matures after one year through five years	29,423	14,658
Total	$89,438	$76,330

The unrealized losses on the Company’s available-for-sale securities were immaterial as of March 31, 2024 and December 31, 2023. In addition, there were no sales of marketable securities during the three months ended March 31, 2024. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three months ended March 31, 2024. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of March 31, 2024 and December 31, 2023.

7. Inventory

Inventory as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$9,265	$10,384
Work in process	8,706	6,740
Finished goods	13,305	15,208
Total inventory	$31,276	$32,332

The aggregate charges related to excess and obsolete inventory for the three months ended March 31, 2024 and 2023 were $373 and $906, respectively. These expenses were recorded as a component of cost of product revenues.

8. Goodwill and Intangible Assets

As of March 31, 2024 and December 31, 2023, the Company’s goodwill balance was $133,857. The Company’s goodwill resulted from the acquisition of BioDelivery Sciences International, Inc. (“BDSI”) on March 22, 2022 (the “BDSI Acquisition”).

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Belbuca	$360,000	$(152,669)	$207,331	$360,000	$(133,821)	$226,179
Nucynta Products	521,170	(396,555)	124,615	521,170	(382,710)	138,460
Symproic	70,000	(14,755)	55,245	70,000	(12,931)	57,069
Total intangible assets	$951,170	$(563,979)	$387,191	$951,170	$(529,462)	$421,708

The following table presents amortization expense recognized in cost of product revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Belbuca	$18,848	$18,849
Nucynta Products	13,845	16,796
Symproic	1,824	1,821
Total amortization expense	$34,517	$37,466

As of March 31, 2024, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Belbuca	Nucynta Products	Symproic	Total
2024	$56,545	$41,539	$5,461	$103,545
2025	75,393	55,384	7,285	138,062
2026	75,393	27,692	7,285	110,370
2027	—	—	7,285	7,285
2028	—	—	7,285	7,285
Thereafter	—	—	20,644	20,644
Remaining amortization expense	$207,331	$124,615	$55,245	$387,191

9. Accrued Liabilities

Accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued income taxes	$14,077	$2,136
Accrued royalties	7,141	14,198
Accrued product taxes and fees	5,525	5,013
Accrued sales and marketing	1,754	1,198
Accrued incentive compensation	1,519	1,375
Accrued audit and legal	1,430	700
Accrued bonuses	1,406	4,987
Accrued inventory	1,338	—
Accrued payroll and related benefits	968	1,511
Accrued interest	944	2,853
Accrued other operating costs	2,088	3,600
Total accrued liabilities	$38,190	$37,571

10. Term Notes Payable

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

The 2022 Term Loan will mature on the 48-month anniversary of the closing of the BDSI Acquisition and is guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan is also secured by substantially all of the assets of the Company and its material domestic subsidiaries. Prior to the cessation of LIBOR on June 30, 2023, the 2022 Term Loan bore interest at a rate based on LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. On June 23, 2023, the Company entered into an amendment to the 2022 Loan Agreement to adjust the interest terms of the 2022 Term Loan to transition from LIBOR to SOFR in anticipation of the cessation of LIBOR. Effective July 1, 2023, the 2022 Term Loan bears interest at a rate based on SOFR plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. As of March 31, 2024, the contractual interest rate was 13.1%. The Company paid $100,000 in principal payments under the 2022 Term Loan during the first year and the remaining $550,000 balance is required to be paid in equal quarterly installments over the remaining three years.

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

The following table presents the total interest expense recognized related to the 2022 Term Loan during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$13,651	$17,655
Amortization of debt issuance costs	1,480	2,024
Total interest expense	$15,131	$19,679

As of March 31, 2024, the effective interest rate on the 2022 Term Loan was 14.6%.

As of March 31, 2024, principal repayments under the 2022 Term Loan are as follows:

Years ended December 31,	Principal Payments
2024	$137,500
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$366,667
Less: unamortized discount and issuance costs	(5,974)
Term notes carrying value	$360,693

11. Convertible Senior Notes

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

As of March 31, 2024, none of the above circumstances had occurred and as such, the 2026 Convertible Notes could not have been converted.

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

Calling the 2026 Convertible Notes for redemption constitutes a make-whole fundamental change, in which case the conversion rate applicable to the conversion of any 2026 Convertible Notes, if converted in connection with the redemption, will be increased in certain circumstances for a specified period of time.

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

Repurchase of a Portion of the 2026 Convertible Notes

Contemporaneously with the offering of the 2029 Convertible Notes (as defined below), the Company entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117,400 aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140,100 of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2026 Convertible Notes participating in the issuance of the 2029 Convertible Notes. Accordingly, the Company evaluated the transaction for modification or extinguishment accounting in accordance with Accounting Standards Codification Topic 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2026 Convertible Notes and issuance of the 2029 Convertible Notes were deemed to have substantially different terms based on the present value of the cash flows immediately prior to and after the exchange. Therefore, the repurchase of the 2026 Convertible Notes was accounted for as a debt extinguishment. The Company recorded a $23,504 loss on early extinguishment of debt on the condensed consolidated statements of operations during the three months ending March 31, 2023, which includes the recognition of previously deferred financing costs of $2,264. The total remaining principal amount outstanding under the 2026 Convertible Notes as of March 31, 2024 was $26,350. On April 11, 2024, the Company announced that it called all $26,350 aggregate principal amount of its 2026 Convertible Notes for redemption on the Redemption Date (refer to Note 2, Summary of Significant Accounting Policies – Subsequent Events).

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

As of March 31, 2024, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2029 Convertible Notes have customary default provisions, including: (i) a default in the payment when due (whether at maturity, upon redemption or repurchase upon fundamental change or otherwise) of the principal of, or the redemption price or fundamental change repurchase price for, any note; (ii) a default for 30 days in the payment when due of interest on any note; (iii) a default in the Company’s obligation to convert a note in accordance with the indenture, if such default is not cured within 3 business days after its occurrence; (iv) a default with respect to the Company’s obligations under the indenture related to consolidations, mergers and asset sales; (v) a default in any of the Company’s other obligations or agreements under the indenture that are not cured or waived within 60 days after notice to the Company; (vi) certain payment defaults by the Company or certain subsidiaries with respect to mortgages, agreements or other instruments for indebtedness for money borrowed of at least $30,000 or other defaults by the Company or certain subsidiaries with respect to such indebtedness that result in the acceleration of such indebtedness; (vii) default upon the occurrence of one or more final judgments being rendered against the Company or any of the Company’s significant subsidiaries for the payment of at least $30,000; and (viii) upon the occurrence of certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

The 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) are classified on the condensed consolidated balance sheets as of March 31, 2024 as convertible senior notes.

As of March 31, 2024, the outstanding balance of the Convertible Notes consisted of the following:

	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
Principal	$26,350	$241,500	$267,850
Less: unamortized issuance costs	(317)	(5,108)	(5,425)
Net carrying amount	$26,033	$236,392	$262,425

The Company determined the expected life of the 2026 Convertible Notes and 2029 Convertible Notes was equal to the six-year term of each. The effective interest rate on the 2026 Convertible Notes and 2029 Convertible Notes is 3.34% and 3.28%, respectively. As of March 31, 2024, the if-converted value of the 2026 Convertible Notes exceeded the remaining principal amount by approximately $6,267. As of March 31, 2024, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.

The following table presents the total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,908	$1,479
Amortization of debt issuance costs	300	263
Total interest expense	$2,208	$1,742

As of March 31, 2024, the future minimum payments on the Convertible Notes were as follows:

Years ended December 31,	2026 Convertible Notes	2029 Convertible Notes	Total Convertible Notes
2024	$346	$3,471	$3,817
2025	692	6,943	7,635
2026	26,696	6,943	33,639
2027	—	6,943	6,943
2028	—	6,943	6,943
Thereafter	—	244,972	244,972
Total minimum payments	$27,734	$276,215	$303,949
Less: interest	(1,384)	(34,715)	(36,099)
Less: unamortized issuance costs	(317)	(5,108)	(5,425)
Convertible Notes carrying value	$26,033	$236,392	$262,425

12. Equity

The changes in shareholders’ equity for the three months ended March 31, 2024 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	38,192,441	$38	$565,949	(6,323,892)	$(137,381)	$(233,189)	$14	$195,431
Exercise of common stock options	200,200	—	4,205	—	—	—	—	4,205
Issuance for employee stock purchase plan	18,538	—	356	—	—	—	—	356
Vesting of RSUs and PSUs	1,000,357	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(381,897)	—	(12,874)	—	—	—	—	(12,874)
Stock-based compensation	—	—	7,475	—	—	—	—	7,475
Other comprehensive loss, net of tax	—	—	—	—	—	—	(138)	(138)
Net income	—	—	—	—	—	27,713	—	27,713
Balance, March 31, 2024	39,029,639	$39	$565,111	(6,323,892)	$(137,381)	$(205,476)	$(124)	$222,169

The changes in shareholders’ equity for the three months ended March 31, 2023 were as follows:

			Additional				Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2022	37,084,759	$37	$538,073	(3,235,823)	$(61,924)	$(281,344)	$194,842
Exercise of common stock options	234,132	—	3,848	—	—	—	3,848
Issuance for employee stock purchase plan	11,329	—	169	—	—	—	169
Vesting of RSUs and PSUs	775,904	1	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(289,281)	—	(7,736)	—	—	—	(7,736)
Stock-based compensation	—	—	6,035	—	—	—	6,035
Net loss	—	—	—	—	—	(17,426)	(17,426)
Balance, March 31, 2023	37,816,843	$38	$540,389	(3,235,823)	$(61,924)	$(298,770)	$179,733

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of March 31, 2024, there were 2,016,363 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period of service and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. The Company’s RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service. Upon termination, unvested RSUs are forfeited immediately. Refer to Note 13, Stock-based Compensation, for more information.

Share Repurchases

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

In July 2023, the Company’s Board of Directors authorized an accelerated share repurchase (“ASR”) program to repurchase $50,000 of the Company’s common stock, as part of the 2023 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $50,000 on August 7, 2023, and received 1,702,852 shares, representing 80% of the upfront payment on a price per share of $23.49, the closing price on the date the agreement was executed. The remaining shares purchased by the Company were based on the volume-weighted average price of its common stock through October 31, 2023, minus an agreed upon discount between the parties. In October 2023, the ASR agreement settled and the Company received an additional 462,442 shares, bringing the total shares repurchased pursuant to the ASR agreement to 2,165,294.

In November 2023, the Company’s Board of Directors authorized a second ASR program as part of the 2023 Repurchase Program to repurchase $25,000 of the Company’s common stock. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $25,000 on November 9, 2023, and received 865,426 shares, representing 80% of the upfront payment on a price per share of $23.11, the closing price on the date the agreement was executed. The remaining shares purchased by the Company were based on the volume-weighted average price of its common stock through December 29, 2023, minus an agreed upon discount between the parties. In December 2023, the ASR agreement settled and the Company received an additional 57,349 shares, bringing the total shares repurchased pursuant to the ASR agreement to 922,775.

Each ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contracts, which represented the remaining shares to be delivered by the investment bank, were recorded as a reduction to stockholders’ equity. Both forward contracts associated with these ASR agreements were settled and not outstanding as of December 31, 2023.

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

The Company has not yet repurchased shares under the 2024-2025 Repurchase Program. Thus, $150,000 remained available for share repurchases under the 2024-2025 Repurchase Program as of March 31, 2024.

13. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the three months ended March 31, 2024 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	503,880	$33.13
Granted	203,000	45.06
Vested	(314,921)	33.90
Forfeited	—	—
Performance adjustment	119,721	34.26
Outstanding as of March 31, 2024	511,680	$37.66

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the three months ended March 31, 2024, and 2023 was $45.06 and $38.71, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the three months ended March 31, 2024. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.

A summary of the Company’s RSU activity for the three months ended March 31, 2024 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	2,443,907	$22.88
Granted	885,674	33.70
Vested	(685,436)	23.06
Forfeited	(80,392)	25.83
Outstanding as of March 31, 2024	2,563,753	$26.47

The weighted-average grant date fair value per share of RSUs granted for the three months ended March 31, 2024 and 2023 was $33.70 and $26.82, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2024, and 2023 was $23,112 and $14,779, respectively.

Stock Options

The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.

A summary of the Company’s stock option activity for the three months ended March 31, 2024 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2023	1,176,750	$19.48	4.3	$13,297
Exercised	(200,200)	20.96
Cancelled	(1,000)	27.73
Outstanding as of March 31, 2024	975,550	$19.17	4.0	$19,172
Exercisable as of March 31, 2024	974,941	$19.17	4.0	$19,160

There were no stock options granted during the three months ended March 31, 2024 and 2023.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the three months ended March 31, 2024, 18,538 shares of common stock were purchased for total proceeds of $356. The expense for the three months ended March 31, 2024 and 2023 was $65 and $46, respectively.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$7,475	$6,035
Total stock-based compensation expense	$7,475	$6,035

As of March 31, 2024, there was approximately $72,231 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.5 years.

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

On September 1, 2020, the Bankruptcy Court entered an Order, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. On November 19, 2021, the PTAB: (i) denied Purdue’s motion to terminate the PGR; and (ii) issued its Final Written Decision, finding that the asserted claims of the ʼ961 patent were invalid for lack of written description and anticipation. Purdue appealed the decision to Federal Circuit, which issued its decision on November 21, 2023, affirming the authority of the PTAB to issue its Final Written Decision and upholding the PTAB’s finding of invalidity relative to the ’961 patent. Purdue has exhausted all possibility of appeal and the judgment of invalidity of the ‘961 patent is final without further right of appeal.

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

Aquestive Litigation

On September 22, 2014, Reckitt Benckiser, Inc., Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”), and Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) (collectively, the “RB Plaintiffs”) filed an action in the District Court in the District of New Jersey alleging patent infringement against BDSI related to its Bunavail product. The RB Plaintiffs claimed that Bunavail, whose formulation and manufacturing processes have never been disclosed publicly, infringed U.S. Patent No. 8,765,167.

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

The following table presents information regarding the Company’s income tax expense (benefit) recognized for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Provision for (benefit from) income taxes	$8,909	$(131)
Effective tax rate	24.3%	0.7%

The provision for income taxes for the three months ended March 31, 2024 reflects the estimated annual effective tax rate as adjusted for discrete excess tax benefits from stock-based compensation awards. The provision for income taxes for the three months ended March 31, 2023 was impacted by discrete nondeductible costs associated with the debt extinguishment that occurred in the three months ended March 31, 2023, partially offset by discrete excess tax benefits related to stock-based compensation awards. The nondeductible costs from the debt extinguishment that occurred in the three months ended March 31, 2023 were $21,238.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of March 31, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and in conjunction with management’s discussion and analysis and our audited consolidated financial statements included in our Annual Report. The following discussion contains forward-looking statements that involve risks uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Forward-looking Statements” and “Risk Factors,” as revised and supplemented by those risks described from time to time in other reports which we file with the SEC.

Overview

We are building a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. We commercialize our pain portfolio, consisting of Belbuca, Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic, in the United States.

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

Outlook

We believe that our cash and cash equivalents as of March 31, 2024, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

There were no changes in our critical accounting policies from those described in our Annual Report.

Results of Operations

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Product revenues, net	$144,923	$144,767
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	18,950	29,899
Intangible asset amortization	34,517	37,466
Total cost of product revenues	53,467	67,365
Gross profit	91,456	77,402
Operating expenses
Selling, general and administrative	41,982	52,775
Total operating expenses	41,982	52,775
Income from operations	49,474	24,627
Interest expense	(17,339)	(21,427)
Interest income	4,487	2,747
Loss on extinguishment of debt	—	(23,504)
Income (loss) before income taxes	36,622	(17,557)
Provision for (benefit from) income taxes	8,909	(131)
Net income (loss)	$27,713	$(17,426)

Comparison of the three months ended March 31, 2024 and March 31, 2023

Product revenues, net

Product revenues, net were $144.9 million for the three months ended March 31, 2024 (the “2024 Quarter”), compared to $144.8 million for the three months ended March 31, 2023 (the “2023 Quarter”). The $0.1 million increase is primarily due to increased revenue for Belbuca of $6.4 million, partially offset by decreased revenue for the Nucynta Products of $3.9 million, Xtampza ER of $2.1 million, and Symproic of $0.3 million.

The increase in revenue for Belbuca of $6.4 million is primarily due to higher sales volume and gross price, partially offset by higher gross-to-net adjustments primarily related to provisions for chargebacks.

The decrease in revenue for the Nucynta Products of $3.9 million is primarily due to lower sales volume and higher gross-to-net adjustments primarily related to provisions for rebates, partially offset by higher gross price.

The decrease in revenue for Xtampza ER of $2.1 million is primarily due to lower sales volume, partially offset by higher gross price and lower gross-to-net adjustments primarily related to provisions for rebates.

The decrease in revenue for Symproic of $0.3 million is primarily due to lower sales volume and higher gross-to-net adjustments primarily related to provisions for rebates and chargebacks, partially offset by higher gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $19.0 million for the 2024 Quarter, compared to $29.9 million for the 2023 Quarter. The $10.9 million decrease was primarily related to the 2023 Quarter including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI as well as lower sales volume in the 2024 Quarter for Xtampza and the Nucynta Products.

Intangible asset amortization was $34.5 million for the 2024 Quarter, compared to $37.5 million for the 2023 Quarter. The $3.0 million decrease was primarily a result of the FDA granting New Patient Population exclusivity for Nucynta IR to July 3, 2026 in Q3 2023, resulting in an extension of the estimated useful life of the underlying intangible asset and a reduction of amortization expense recognized during the 2024 Quarter. Intangible asset amortization expense is recognized in connection with our intangible assets. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Selling, general and administrative expenses were $42.0 million for the 2024 Quarter, compared to $52.8 million for the 2023 Quarter. The $10.8 million decrease was primarily related to:

●	a decrease in audit and legal expenses of $10.1 million, primarily due to an $8.5 million litigation settlement during the 2023 Quarter and lower litigation related expenses;
●	a decrease in sales and marketing expenses of $1.4 million, primarily due to the timing of marketing related expenses; partially offset by
●	an increase in salaries, wages, and benefits of $0.7 million, primarily due to higher stock-based compensation expense.

Interest expense and Interest income

Interest expense was $17.3 million for the 2024 Quarter, compared to $21.4 million for the 2023 Quarter. The $4.1 million decrease was primarily due to lower interest expense associated with the 2022 Term Loan as a result of scheduled principal payments, partially offset by higher interest expense due to the additional principal from the issuance of the 2029 Convertible Notes in February 2023, and higher interest rates impacting our variable rate term loan debt.

Interest income was $4.5 million for the 2024 Quarter, compared to $2.7 million for the 2023 Quarter. The $1.8 million increase was primarily due to higher interest rates earned on cash equivalents and marketable securities and due to a higher overall balance invested in the 2024 Quarter compared to the 2023 Quarter.

Taxes

The provision for income taxes was $8.9 million for the 2024 Quarter, compared to a benefit from income taxes of $131,000 for the 2023 Quarter. The tax provision for the 2024 Quarter primarily reflects federal and state income taxes incurred from earnings during the period as adjusted for discrete excess tax benefits from stock-based compensation awards. The tax benefit for the 2023 Quarter reflects the tax benefit of the loss during the period, as well as the impact of discrete nondeductible costs associated with the debt extinguishment, partially offset by discrete tax benefits from excess tax benefits related to stock compensation.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily through private placements and/or public offerings of our preferred stock, common stock, and convertible notes; commercial bank debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Belbuca, Xtampza, and the Nucynta Products.

In March 2022, our debt balance increased significantly as we modified our 2020 Term Loan with Pharmakon to an increased principal balance of $650.0 million to fund a portion of the consideration paid to complete the BDSI Acquisition. We paid $100.0 million in principal payments during the first year of the 2022 Term Loan. The remaining

$550.0 million balance is required to be paid in equal quarterly installments over the remaining three years of the term note. As of March 31, 2024, the outstanding principal balance of the 2022 Term Loan was $366.7 million, of which $183.3 million in principal payments are due within the next twelve months.

As of March 31, 2024, the outstanding principal balance of the Convertible Notes was $267.9 million, of which $26.4 million related to the 2026 Convertible Notes and $241.5 million related to the 2029 Convertible Notes. The $26.4 million principal balance in connection with the 2026 Convertible Notes was originally due in 2026. However, on April 11, 2024, we called all $26.4 million aggregate principal amount of our 2026 Convertible Notes for redemption on June 14, 2024 (the “Redemption Date”). Refer to Note 2, Summary of Significant Accounting Policies – Subsequent Events). The $241.5 million principal balance in connection with the 2029 Convertible Notes is due in 2029.

As of March 31, 2024, we had $318.0 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2024, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements

There have been no material changes in our borrowing arrangements during the quarter ended March 31, 2024. However, on April 11, 2024, we announced that we called all $26.4 million aggregate principal amount of our 2026 Convertible Notes for redemption on the Redemption Date. Refer to Note 2, Summary of Significant Accounting Policies – Subsequent Events; Note 10, Term Notes Payable; and Note 11, Convertible Senior Notes, for more information.

Cash Flows

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$61,937	$27,671
Net cash used in investing activities	(18,128)	(176)
Net cash (used in) provided by financing activities	(54,146)	68,297
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,337)	$95,792

Operating activities. Cash provided by operating activities was $61.9 million for the 2024 Quarter, compared to $27.7 million for the 2023 Quarter. The $34.2 million increase was primarily due to the increase in cash flows from operating results, which reflects operating earnings, after adjustment for non-cash items that are included in net income (loss), including recognition of a loss on extinguishment of debt in connection with the repurchase of a portion of our 2026 Convertible Notes in the 2023 Quarter, combined with changes in working capital.

Investing activities. Cash used in investing activities was $18.1 million for the 2024 Quarter, compared to $176,000 for the 2023 Quarter. The $18.0 million increase was primarily due to increased purchases, partially offset by maturities, of marketable securities.

Financing activities. Cash used in financing activities was $54.1 million for the 2024 Quarter, compared to cash provided by financing activities of $68.3 million in the 2023 Quarter. The $122.4 million decrease was primarily due to:

●	the repurchase of a portion of our 2026 Convertible Notes and issuance of our 2029 Convertible Notes which resulted in net proceeds of $97.0 million in the 2023 Quarter;
●	an increase in repayments of term notes of $20.8 million; and
●	an increase in taxes paid for employee stock withholdings of $5.1 million.

Funding Requirements

We believe that our cash, cash equivalents, and marketable securities as of March 31, 2024, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have significant future capital requirements, including:

●	expected operating expenses to manufacture and commercialize our products and to operate our organization;
●	repayment of outstanding principal amounts and interest in connection with our 2022 Term Loan and Convertible Notes;
●	royalties we pay on sales of certain products within our portfolio;
●	operating lease obligations;
●	minimum purchase obligations in connection with our contract manufacturer; and
●	cash paid for income taxes.

In addition, we have significant potential future capital requirements, including:

●	we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital;
●	any judgments rendered against us in connection with any of the litigation matters set forth in Note 14, Commitments and Contingencies, to our financial statements; and
●	in January 2024, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

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

There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business; and
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
GAAP net income (loss)	$27,713	$(17,426)
Adjustments:
Interest expense	17,339	21,427
Interest income	(4,487)	(2,747)
Loss on extinguishment of debt	—	23,504
Provision for (benefit from) income taxes	8,909	(131)
Depreciation	917	817
Amortization	34,517	37,466
Stock-based compensation	7,475	6,035
Litigation settlements	—	8,500
Recognition of step-up basis in inventory	—	10,170
Total adjustments	$64,670	$105,041
Adjusted EBITDA	$92,383	$87,615

Adjusted EBITDA was $92.4 million for the 2024 Quarter compared to $87.6 million for the 2023 Quarter. The $4.8 million increase was primarily due to lower adjusted operating expenses.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
GAAP operating expenses	$41,982	$52,775
Adjustments:
Stock-based compensation	7,475	6,035
Litigation settlements	—	8,500
Total adjustments	$7,475	$14,535
Adjusted operating expenses	$34,507	$38,240

Adjusted operating expenses were $34.5 million in the 2024 Quarter compared to $38.2 million in the 2023 Quarter. The $3.7 million decrease was primarily driven by:

●	a decrease in audit and legal expenses (excluding litigation settlements) of $1.6 million;
●	a decrease in sales and marketing expenses of $1.4 million, primarily due to the timing of marketing related expenses; and
●	a decrease in salaries, wages, and benefits (excluding stock-based compensation) of $0.7 million, primarily due to lower headcount.

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

Adjusted net income and adjusted earnings per share for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except share and per share data)
GAAP net income (loss)	$27,713	$(17,426)
Adjustments:
Non-cash interest expense	1,780	2,287
Loss on extinguishment of debt	—	23,504
Amortization	34,517	37,466
Stock-based compensation	7,475	6,035
Litigation settlements	—	8,500
Recognition of step-up basis in inventory	—	10,170
Income tax effect of above adjustments (1)	(12,653)	(18,874)
Total adjustments	$31,119	$69,088
Non-GAAP adjusted net income	$58,832	$51,662

Adjusted weighted-average shares — diluted (2)	41,438,466	40,196,015
Adjusted earnings per share (2)	$1.45	$1.32

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended March 31, 2024 and 2023 were 26.6% and 26.8%, respectively. As such, the non-GAAP effective tax rates for the three months ended March 31, 2024 and 2023 were 28.9% and 21.5%, respectively.

(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the three months ended March 31, 2024 and 2023, adjusted weighted-average shares – diluted includes 7,509,104 and 4,646,372 shares, respectively, attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

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

As of March 31, 2024, our investment portfolio includes $69.8 million of cash equivalents and $89.4 million of marketable securities, which are primarily comprised of money market funds, U.S. Treasury securities, corporate debt securities, and government-sponsored securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2022 Term Loan

The 2022 Term Loan bears interest at a rate based upon the Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. Based on the outstanding principal amount of the 2022 Term Loan as of March 31, 2024 of $366.7 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $3.7 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth in Note 14, Commitments and Contingencies, to our financial statements, which is incorporated herein by reference to the extent applicable, there are no other material changes from the legal proceedings previously disclosed in our most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

Item 1A. Risk Factors

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products we may acquire in the future;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations;
●	Adverse developments affecting the financial services industry could adversely affect our business, financial condition, or results of operations;
●	If we cannot continue successfully commercializing our products and any products that we may acquire in the future, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
●	Xtampza ER, the Nucynta Products, and Belbuca are subject to mandatory Risk Evaluation and Mitigation Strategy (“REMS”) programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	Failure to comply with ongoing governmental regulations for marketing our products, and in particular any failure to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions;
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any products we may acquire, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements;
●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;
●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the

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

As part of the BDSI acquisition, we acquired an estimated $234.7 million of federal NOL carryovers which are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under IRC 382. We performed an IRC 382 study following the BDSI Acquisition in 2022 and concluded that there were ownership changes that occurred during the years 2006 and 2022 that would be subject to IRC 382 limitations. These IRC 382 annual limitations may limit our ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers, which may potentially limit our ability to reduce our future federal income tax liability by using these losses. As of December 31, 2023, remaining net operating losses of $124.3 million are subject to limitation. Refer to Note 15, Income Taxes, to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.

In March 2022, we entered into a $650.0 million secured term loan (the “2022 Term Loan”) pursuant to our Amended and Restated Loan Agreement with BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (as amended from time to time, the “2022 Loan Agreement”), of which $366.7 million in principal was outstanding as of March 31, 2024. In addition, we have $26.4 million in 2.625% convertible senior notes due in 2026 (the “2026 Convertible Notes”) and $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes” and, together with the 2026 Convertible Notes, the “Convertible Notes”). On April 11, 2024, we announced that we called all $26.4 million aggregate principal amount of the 2026 Convertible Notes for redemption on June 14, 2024. Refer to Note 2, Summary of Significant Accounting Policies – Subsequent Events, to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section in our Annual Report entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone or in the case of the Nucynta Products, tapentadol) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would subject manufacturers of some brand-name medications without generic or biosimilar competition to a price negotiation program that results in a negotiated “maximum fair price” (or pay an excise tax for noncompliance), the establishment of rebate payment requirements on manufacturers of drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and revisions to the way manufacturers provide discounts on Part D drugs. The IRA also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000 per year, thereby eliminating the Medicare Part D coverage gap or “donut hole.” Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Additionally, under the Food and Drug Omnibus Reform Act of 2022, FDA will assign therapeutic equivalence ratings for certain prescription drugs approved via the Section 505(b)(2) NDA pathway with respect to other approved drug products and it is unclear how assignment of these ratings will impact the market opportunity for our products. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore, to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. Refer to Note 14, Commitments and Contingencies, to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.

We may seek FDA pediatric exclusivity for some of our products. Pediatric exclusivity, if granted, adds six months of patent term and marketing exclusivity to existing exclusivity periods for all formulations, dosage forms, and indications for the active moiety, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity in pediatrics by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA's Pediatric Written Request (the “Written Request”) to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. If the FDA deems these data to be responsive to its Written Request, the exclusivity of the entire Nucynta franchise could be extended an additional six months, to December 2025 for Nucynta ER and January 2027 for Nucynta IR. However, there is no guarantee that the FDA will agree that the Written Request has been satisfied and that we will receive this additional exclusivity, or that we will maintain such exclusivity, if granted.

In November 2017, the FDA issued a final guidance to assist the industry in the development of generic versions of approved opioids with abuse-deterrent formulations, including recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart. In the second half of 2018, the FDA posted three revised product-specific guidances related to generic abuse-deterrent opioid formulations, including one guidance specifically relating to Xtampza ER, which recommended specific in vivo studies and in vitro study considerations for abuse deterrence evaluations. These guidances are part of the FDA’s wider focus on assisting developers of generic abuse-deterrent formulations in navigating the regulatory path to market more quickly. Earlier market entry of generic abuse-deterrent formulations could have a material adverse effect on our business.

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

Our reliance on third parties reduces our control over our manufacturing and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require our products to be manufactured according to Current Good Manufacturing Practice regulations promulgated by the FDA (“cGMP”). Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to inspection deficiencies, a shortage of commercial product, or potential products liability exposure for any noncompliant distributed products. Such failure could also be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.

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

We currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredients of our products. We contract with these suppliers for commercial supply to manufacture our products. Further, our suppliers of the active pharmaceutical ingredients for Xtampza ER and the Nucynta Products also supply our primary competitor in the extended-release oxycodone space, Purdue. Identifying alternate sources of active pharmaceutical ingredients for our products is generally time-consuming and costly. Any changes that our suppliers make to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our suppliers were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs (including as a result of any disruptions in personnel or the global supply chain), we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

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

A significant percentage of our product shipments are to a limited number of independent wholesale pharmaceutical distributors. Three of our wholesale pharmaceutical distributors represented greater than 90% of our product shipments for the quarter ended March 31, 2024. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

For certain of our products, we are subject to post-marketing requirements to conduct epidemiological studies and clinical trials, or, in some cases, to conduct post-marketing surveillance or observational studies to gather additional information about our products. For our opioid products, we generally intend to fulfill our post-marketing requirements (“PMRs”) by virtue of our participation in the Opioid PMR Consortium (“OPC”). Although we retain discretion in how to discharge such PMRs, the scale and scope of the studies required by the FDA make it cost prohibitive to discharge these requirements other than by joining the OPC that was formed to conduct them. We are a member of the OPC and engage in decision-making as a member of that organization, but do not have a majority. If the OPC fails to conduct sufficiently rigorous studies or is unable to achieve the patient enrollment or other requirements established by the FDA, we may be unable to satisfy our PMRs and the FDA may choose to withdraw or otherwise restrict its approval of our opioid products. Additionally, there may be certain PMRs or post-marketing commitments that we fulfill on our own for our products, including via the conduct of post-marketing surveillance or observational studies. If such studies lead to the discovery of adverse findings regarding the safety or benefit profiles of our products, then the FDA may choose to withdraw or otherwise restrict the approval of our products or the FDA or we may determine that labeling changes are warranted based on their finding. Such withdrawal or restriction or labeling changes for our products would have an adverse impact on our business and financial condition.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of March 31, 2024, there were outstanding options to purchase an aggregate of 975,550 shares of our common stock at a weighted average exercise price of $19.17 per share, of which options to purchase 974,941 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

Purchases of Equity Securities

The following table sets forth shares of common stock repurchased under our 2024-2025 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended March 31, 2024:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2024 through January 31, 2024	750		$32.63	—		$150,000
February 1, 2024 through February 29, 2024	379,818		33.70	—		150,000
March 1, 2024 through March 31, 2024	1,329		37.50	—		150,000
Total	381,897	(2)	$33.71	—	(2)	$150,000

(1)	The 2024-2025 Repurchase Program was announced on January 3, 2024. The 2024-2025 Repurchase Program provides for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through June 30, 2025. The 2024-2025 Repurchase Program did not expire during the three months ended March 31, 2024, nor do we currently plan to terminate the 2024-2025 Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

The disclosure set forth in Part II – Item 2 above is incorporated herein by reference.

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended March 31, 2024:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Joseph Ciaffoni	Director, President and Chief Executive Officer	Adoption	February 26, 2024	X		December 31, 2024	157,285
Colleen Tupper	Executive Vice President and Chief Finance Officer	Adoption	February 26, 2024	X		October 31, 2024	19,710
Shirley Kuhlmann	Executive Vice President, Chief Administrative Officer, General Counsel & Secretary	Adoption	February 26, 2024	X		June 7, 2024	37,500

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 9, 2024	By:	/s/ JOSEPH CIAFFONI
Joseph Ciaffoni
Chief Executive Officer
(Principal executive officer)

Date:	May 9, 2024	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)