Form 10-Q
period 2024-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2024-08-08
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 32,213,751 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products;
●	our ability to maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the announcement and pendency of our acquisition of Ironshore Therapeutics Inc. (“Ironshore”);
●	our ability to complete our announced acquisition of Ironshore, successfully integrate Ironshore’s operations into our organization following closing, and realize the anticipated benefits associated with the acquisition;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$172,894	$238,947
Marketable securities	98,737	71,601
Accounts receivable, net	183,855	179,525
Inventory	27,862	32,332
Prepaid expenses and other current assets	26,850	15,195
Total current assets	510,198	537,600
Property and equipment, net	14,976	15,983
Operating lease assets	5,592	6,029
Intangible assets, net	352,676	421,708
Restricted cash	1,047	1,047
Deferred tax assets	34,184	26,259
Other noncurrent assets	858	825
Goodwill	133,857	133,857
Total assets	$1,053,388	$1,143,308
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$2,412	$8,692
Accrued liabilities	38,726	37,571
Accrued rebates, returns and discounts	236,208	227,331
Current portion of term notes payable	183,333	183,333
Current portion of operating lease liabilities	1,038	988
Total current liabilities	461,717	457,915
Term notes payable, net of current portion	132,845	221,713
Convertible senior notes	236,650	262,125
Operating lease liabilities, net of current portion	5,593	6,124
Total liabilities	836,805	947,877
Commitments and contingencies (refer to Note 14)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 39,532,358 issued and 32,319,577 outstanding shares as of June 30, 2024 and 38,192,441 issued and 31,868,549 outstanding shares as of December 31, 2023	40	38
Additional paid-in capital	567,976	565,949
Treasury stock, at cost; 7,212,781 shares as of June 30, 2024 and 6,323,892 shares as of December 31, 2023	(165,381)	(137,381)
Accumulated other comprehensive (loss) income	(182)	14
Accumulated deficit	(185,870)	(233,189)
Total shareholders’ equity	216,583	195,431
Total liabilities and shareholders’ equity	$1,053,388	$1,143,308

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenues, net	$145,276	$135,546	$290,199	$280,313
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	19,955	24,257	38,905	54,156
Intangible asset amortization	34,515	37,463	69,032	74,929
Total cost of product revenues	54,470	61,720	107,937	129,085
Gross profit	90,806	73,826	182,262	151,228
Operating expenses
Selling, general and administrative	43,335	38,193	85,317	90,968
Total operating expenses	43,335	38,193	85,317	90,968
Income from operations	47,471	35,633	96,945	60,260
Interest expense	(15,587)	(21,863)	(32,926)	(43,290)
Interest income	4,397	4,027	8,884	6,774
Loss on extinguishment of debt	(7,184)	—	(7,184)	(23,504)
Income before income taxes	29,097	17,797	65,719	240
Provision for income taxes	9,491	4,790	18,400	4,659
Net income (loss)	$19,606	$13,007	$47,319	$(4,419)

Earnings (loss) per share — basic	$0.60	$0.38	$1.46	$(0.13)
Weighted-average shares — basic	32,433,025	34,622,284	32,379,807	34,471,624

Earnings (loss) per share — diluted	$0.52	$0.34	$1.24	$(0.13)
Weighted-average shares — diluted	40,383,694	42,849,952	40,510,943	34,471,624

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$19,606	$13,007	$47,319	$(4,419)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax	(58)	(38)	(196)	(38)
Total other comprehensive loss	(58)	(38)	(196)	(38)
Comprehensive income (loss)	$19,548	$12,969	$47,123	$(4,457)

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$47,319	$(4,419)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization expense	69,032	74,929
Depreciation expense	1,869	1,712
Deferred income taxes	(7,925)	(682)
Stock-based compensation expense	17,487	13,107
Non-cash lease benefit	(44)	(213)
Non-cash interest expense for amortization of debt discount and issuance costs	3,384	4,548
Loss on extinguishment of debt	7,184	23,504
Net amortization of premiums and discounts on investments	(1,138)	(98)
Changes in operating assets and liabilities:
Accounts receivable	(4,330)	15,640
Inventory	4,470	20,475
Prepaid expenses and other assets	(11,688)	(1,749)
Accounts payable	(6,144)	(1,075)
Accrued liabilities	982	(884)
Accrued rebates, returns and discounts	8,877	(17,402)
Net cash provided by operating activities	129,335	127,393
Investing activities
Purchases of property and equipment	(838)	(232)
Purchases of marketable securities	(73,403)	(41,661)
Maturities of marketable securities	47,207	—
Net cash used in investing activities	(27,034)	(41,893)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	356	169
Proceeds from the exercise of stock options	9,924	5,099
Payments made for employee stock tax withholdings	(18,749)	(7,956)
Repurchases of common stock, including the ASR agreement	(35,000)	—
Repayment of term notes	(91,667)	(70,833)
Proceeds from issuances of 2029 Convertible Notes, net of issuance costs of $6,280	—	235,220
Repurchase of 2026 Convertible Notes, including premium	—	(138,638)
Redemption of 2026 Convertible Notes, including premium and redemption costs	(33,218)	—
Net cash (used in) provided by financing activities	(168,354)	23,061

Net (decrease) increase in cash, cash equivalents and restricted cash	(66,053)	108,561
Cash, cash equivalents and restricted cash at beginning of period	239,994	176,235
Cash, cash equivalents and restricted cash at end of period	$173,941	$284,796

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$172,894	$283,749
Restricted cash	1,047	1,047
Total cash, cash equivalents and restricted cash	$173,941	$284,796

Supplemental disclosure of cash flow information
Cash paid for interest	$29,542	$37,187
Cash paid for income taxes	$35,881	$10,011

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued liabilities	$200	$—
Miscellaneous costs of redemption of 2026 Convertible Notes	$27	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company” or “Collegium”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company’s mission is to build a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. The Company’s portfolio includes Belbuca, Xtampza ER, Nucynta IR and Nucynta ER (collectively the “Nucynta Products”), and Symproic.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

The Company has not been required to adopt any accounting standards that had a significant impact on its Condensed Consolidated Financial Statements during the six months ended June 30, 2024.

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

Significant Judgments

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

Provision and Allowance Activity

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2024 and 2023:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2023	$149,826	$77,505	$20,917
Provision related to current period sales	197,088	19,937	79,615
Changes in estimate related to prior period sales	325	2,406	(79)
Credits/payments made	(192,073)	(18,806)	(78,578)
Balance as of June 30, 2024	$155,166	$81,042	$21,875

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	211,709	20,958	73,382
Changes in estimate related to prior period sales	(1,623)	1,230	593
Credits/payments made	(227,167)	(22,509)	(73,076)
Balance as of June 30, 2023	$139,856	$73,233	$22,957

(1)	Provisions for rebates and incentives include managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2024, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Belbuca	$52,198	$43,136	$102,861	$87,348
Xtampza ER	44,571	41,245	90,384	89,114
Nucynta IR	25,203	28,158	51,163	56,057
Nucynta ER	19,272	19,171	38,458	40,307
Symproic	4,032	3,836	7,333	7,487
Total product revenues, net	$145,276	$135,546	$290,199	$280,313

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$19,606	$13,007	$47,319	$(4,419)
Adjustment for interest expense recognized on convertible senior notes	1,477	1,677	2,942	—
Net income (loss) - diluted	$21,083	$14,684	$50,261	$(4,419)
Denominator:
Weighted-average shares outstanding — basic	32,433,025	34,622,284	32,379,807	34,471,624
Effect of dilutive securities:
Stock options	393,128	236,426	430,273	—
Restricted stock units	949,383	481,478	1,093,741	—
Performance share units	—	—	—	—
Employee stock purchase plan	1,853	660	817	—
Convertible senior notes	6,606,305	7,509,104	6,606,305	—
Weighted average shares outstanding — diluted	40,383,694	42,849,952	40,510,943	34,471,624

Earnings (loss) per share — basic	$0.60	$0.38	$1.46	$(0.13)
Earnings (loss) per share — diluted	$0.52	$0.34	$1.24	$(0.13)

The Company has the option to settle the conversion obligation for its convertible senior notes due in 2029 in cash, shares or a combination of the two. On April 11, 2024, the Company provided notice of redemption for the remaining $26,350 aggregate principal amount of its 2.625% convertible senior notes due in 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes were fully redeemed on June 18, 2024. The Company settled the redemption of the 2026 Convertible Notes in cash. The 2026 Convertible Notes represented 902,799 shares which were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2024 as their inclusion would have had an antidilutive effect. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	—	751,930	—	1,368,968
Restricted stock units	5,150	1,073,613	6,200	2,522,025
Performance share units	223,680	503,880	223,680	503,880
Convertible senior notes	—	—	—	7,509,104

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

There were no transfers between Levels 1, 2, and 3 during the six months ended June 30, 2024 and 2023.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of June 30, 2024 and December 31, 2023:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Cash equivalents:
Money market funds	$21,208	$21,208	$—	$—
Commercial paper	997	—	997	—
Marketable securities:
Corporate debt securities	62,428	—	62,428	—
U.S. Treasury securities	22,935	—	22,935	—
Government-sponsored securities	7,491	—	7,491	—
Commercial paper	5,883	—	5,883	—
Total assets measured at fair value	$120,942	$21,208	$99,734	$—

December 31, 2023
Cash equivalents:
Money market funds	$77,299	$77,299	$—	$—
U.S. Treasury securities	4,729	—	4,729	—
Marketable securities:
Corporate debt securities	41,612	—	41,612	—
U.S. Treasury securities	25,468	—	25,468	—
Government-sponsored securities	4,521	—	4,521	—
Total assets measured at fair value	$153,629	$77,299	$76,330	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

Assets and Liabilities Not Carried at Fair Value

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of June 30, 2024, the fair value of the Company's 2.875% convertible senior notes due in 2029 was $269,652 and the net carrying value was $236,650.

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of June 30, 2024, the carrying amount of the term notes reasonably approximated the estimated fair value.

As of June 30, 2024, and December 31, 2023, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

6. Marketable Securities

Available-for-sale debt securities were classified on the Condensed Consolidated Balance Sheets at fair value as follows:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$997	$4,729
Marketable securities	98,737	71,601
Total	$99,734	$76,330

The following table summarizes the available-for-sale securities held as of June 30, 2024 and December 31, 2023:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$62,603	$6	$(181)	$62,428
U.S. Treasury securities	22,938	—	(3)	22,935
Government-sponsored securities	7,492	3	(4)	7,491
Commercial paper	6,883	—	(3)	6,880
Total	$99,916	$9	$(191)	$99,734

December 31, 2023
Corporate debt securities	$41,610	$47	$(45)	$41,612
U.S. Treasury securities	30,189	8	—	30,197
Government-sponsored securities	4,517	4	—	4,521
Total	$76,316	$59	$(45)	$76,330

The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Matures within one year	$62,076	$61,672
Matures after one year through five years	37,658	14,658
Total	$99,734	$76,330

The unrealized losses on the Company’s available-for-sale securities were immaterial as of June 30, 2024 and December 31, 2023. In addition, there were no sales of marketable securities during the three and six months ended June 30, 2024. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s Condensed Consolidated Statements of Operations.

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three and six months ended June 30, 2024. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of June 30, 2024 and December 31, 2023.

7. Inventory

Inventory as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$7,152	$10,384
Work in process	5,926	6,740
Finished goods	14,784	15,208
Total inventory	$27,862	$32,332

The aggregate charges related to excess and obsolete inventory for the three and six months ended June 30, 2024 were $60 and $433, respectively. The aggregate charges related to excess and obsolete inventory for the three and six months ended June 30, 2023 were $155 and $1,061, respectively. These expenses were recorded as a component of cost of product revenues.

8. Goodwill and Intangible Assets

As of June 30, 2024 and December 31, 2023, the Company’s goodwill balance was $133,857. The Company’s goodwill resulted from the acquisition of BioDelivery Sciences International, Inc. (“BDSI”) on March 22, 2022 (the “BDSI Acquisition”).

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Belbuca	$360,000	$(171,517)	$188,483	$360,000	$(133,821)	$226,179
Nucynta Products	521,170	(410,400)	110,770	521,170	(382,710)	138,460
Symproic	70,000	(16,577)	53,423	70,000	(12,931)	57,069
Total intangible assets	$951,170	$(598,494)	$352,676	$951,170	$(529,462)	$421,708

The following table presents amortization expense recognized in cost of product revenues for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Belbuca	$18,848	$18,846	$37,696	$37,695
Nucynta Products	13,845	16,795	27,690	33,591
Symproic	1,822	1,822	3,646	3,643
Total amortization expense	$34,515	$37,463	$69,032	$74,929

As of June 30, 2024, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Belbuca	Nucynta Products	Symproic	Total
2024	$37,697	$27,694	$3,639	$69,030
2025	75,393	55,384	7,285	138,062
2026	75,393	27,692	7,285	110,370
2027	—	—	7,285	7,285
2028	—	—	7,285	7,285
Thereafter	—	—	20,644	20,644
Remaining amortization expense	$188,483	$110,770	$53,423	$352,676

9. Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued royalties	$13,452	$14,198
Accrued product taxes and fees	5,985	5,013
Accrued payroll and related benefits	4,259	1,511
Accrued interest	2,594	2,853
Accrued bonuses	2,478	4,987
Accrued sales and marketing	2,185	1,198
Accrued inventory	1,815	—
Accrued audit and legal	1,457	700
Accrued incentive compensation	1,412	1,375
Accrued income taxes	532	2,136
Accrued other operating costs	2,557	3,600
Total accrued liabilities	$38,726	$37,571

10. Term Notes Payable

2022 Term Loan

On March 22, 2022, in connection with the closing of the BDSI Acquisition, the Company entered into an Amended and Restated Loan Agreement by and among the Company, and BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”), as amended (the “2022 Loan Agreement”). The 2022 Loan Agreement provided for a $650,000 secured term loan (the “2022 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes and fund a portion of the consideration to be paid to complete the BDSI Acquisition. The 2022 Loan Agreement was accounted for as a debt modification and transaction fees of $173 were expensed. In connection with the 2022 Loan Agreement, the Company paid loan commitment and other fees to the lender of $19,818, which together with preexisting debt issuance costs and note discounts of $2,049 were amortized over the term of the loan using the effective interest rate. On July 28, 2024, in connection with the acquisition of Ironshore Therapeutics Inc. (“Ironshore”), the Company amended and restated the 2022 Term Loan. Refer to Note 16, Subsequent Events, for more information.

The 2022 Term Loan would have matured on the 48-month anniversary of the closing of the BDSI Acquisition and was guaranteed by the Company’s material domestic subsidiaries. The 2022 Term Loan was also secured by substantially all of the assets of the Company and its material domestic subsidiaries. Prior to the cessation of the London Interbank Offered Rate (“LIBOR”) on June 30, 2023, the 2022 Term Loan bore interest at a rate based on LIBOR (subject to a LIBOR floor of 1.20%), plus a margin of 7.5% per annum. On June 23, 2023, the Company entered into an amendment to the 2022 Loan Agreement to adjust the interest terms of the 2022 Term Loan to transition from LIBOR to Secured Overnight Financing Rate (“SOFR”) in anticipation of the cessation of LIBOR. Effective July 1, 2023, the 2022 Term Loan bore interest at a rate based on SOFR plus a spread adjustment of 0.26% (subject to a floor of 1.20%), plus a margin of 7.5% per annum. As of June 30, 2024, the contractual interest rate was 13.1%. The Company paid $100,000 in principal payments under the 2022 Term Loan during the first year and the remaining $550,000 balance was required to be paid in equal quarterly installments over the remaining three years.

The 2022 Loan Agreement permitted voluntary prepayment at any time, subject to a prepayment premium. The prepayment premium was equal to 2.00% of the principal amount being prepaid prior to the second-year anniversary of the closing date, or 1.00% of the principal amount being prepaid on or after the second-year anniversary of the closing date. The 2022 Loan Agreement also included a make-whole premium in the event of a voluntary prepayment, a prepayment due to a change in control or acceleration following an Event of Default (as defined in the 2022 Loan Agreement) on or prior to the second-year anniversary of the closing date, in each case in an amount equal to foregone interest from the date of prepayment through the second-year anniversary of the closing date. A change of control also triggered a mandatory prepayment of the 2022 Term Loan.

The 2022 Loan Agreement contained certain covenants and obligations of the parties, including, without limitation, covenants that limited the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would have constituted an Event of Default under the 2022 Loan Agreement, notwithstanding the Company’s ability to meet its debt service obligations. The 2022 Loan Agreement also included various customary remedies for the lenders following an Event of Default, including the acceleration of repayment of outstanding amounts under the 2022 Loan Agreement and execution upon the collateral securing obligations under the 2022 Loan Agreement.

The following table presents the total interest expense recognized related to the 2022 Term Loan during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$12,104	$17,688	$25,755	$35,343
Amortization of debt issuance costs	1,318	1,963	2,798	3,987
Total interest expense	$13,422	$19,651	$28,553	$39,330

As of June 30, 2024, the effective interest rate on the 2022 Term Loan was 14.6%.

As of June 30, 2024, principal repayments under the 2022 Term Loan were as follows:

Years ended December 31,	Principal Payments
2024	$91,666
2025	183,333
2026	45,834
Total before unamortized discount and issuance costs	$320,833
Less: unamortized discount and issuance costs	(4,655)
Term notes carrying value	$316,178

11. Convertible Senior Notes

2026 Convertible Notes

On February 13, 2020, the Company issued the 2026 Convertible Notes in the aggregate principal amount of $143,750, in a public offering registered under the Securities Act of 1933, as amended. The 2026 Convertible Notes were issued in connection with funding the acquisition of the Nucynta Products. Some of the Company’s existing investors participated in the 2026 Convertible Notes offering. In connection with the issuance of the 2026 Convertible Notes, the Company incurred approximately $5,473 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees.

The 2026 Convertible Notes were senior, unsecured obligations and bore interest at a rate of 2.625% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020. Before August 15, 2025, noteholders had the right to convert their notes only upon the occurrence of certain events. From and after August 15, 2025, noteholders had the right to convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. On or after February 15, 2023, the Company had the right to redeem the notes, in whole and not in part, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, upon the occurrence of certain events. The Company had the option to settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The 2026 Convertible Notes would have matured on February 15, 2026, unless earlier repurchased, redeemed or converted. The initial conversion rate was 34.2618 shares of common stock per $1 principal amount of the 2026 Convertible Notes, which represented an initial conversion price of approximately $29.19 per share of common stock.

Repurchase of a Portion of the 2026 Convertible Notes

Contemporaneously with the offering of the 2029 Convertible Notes (as defined below), the Company entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117,400 aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140,100 of cash, which included accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2026 Convertible Notes participating in the issuance of the 2029 Convertible Notes. Accordingly, the Company evaluated the transaction for modification or extinguishment accounting in accordance with Accounting Standards Codification (“ASC”) Topic 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2026 Convertible Notes and issuance of the 2029 Convertible Notes were deemed to have substantially different terms based on the present value of the cash flows immediately prior to and after the exchange. Therefore, the repurchase of the 2026 Convertible Notes was accounted for as a debt extinguishment. The Company recorded a $23,504 loss on extinguishment of debt on the condensed consolidated statements of operations during the three months ended March 31, 2023, which includes the recognition of previously deferred financing costs of $2,264. The total remaining principal amount outstanding under the 2026 Convertible Notes following the repurchase was $26,350.

Redemption of Remaining 2026 Convertible Notes

On April 11, 2024, the Company provided notice of redemption for the remaining $26,350 aggregate principal amount of its outstanding 2026 Convertible Notes. The 2026 Convertible Notes were fully redeemed on June 18, 2024 (the “Redemption Date”). The Company settled all conversions of the 2026 Convertible Notes in cash.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company accounted for the redemption of the 2026 Convertible Notes as a debt extinguishment. The Company paid $33,218 during the three months ended June 30, 2024 to settle the 2026 Convertible Notes, as well as accrued and unpaid interest of $229. The Company recorded a $7,184 loss on extinguishment of debt on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2024, which includes recognition of previously deferred financing costs of $289 and miscellaneous costs of redemption of $27.

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

As of June 30, 2024, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2029 Convertible Notes are classified on the Condensed Consolidated Balance Sheets as of June 30, 2024 as convertible senior notes.

As of June 30, 2024, the outstanding balance of the 2029 Convertible Notes consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(4,850)
Net carrying amount	$236,650

The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.28%. As of June 30, 2024, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.

As of June 30, 2024, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2024	$3,471
2025	6,943
2026	6,943
2027	6,943
2028	6,943
Thereafter	244,972
Total minimum payments	$276,215
Less: interest	(34,715)
Less: unamortized issuance costs	(4,850)
Convertible Notes carrying value	$236,650

The following table presents the total interest expense recognized related to the 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) during the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,879	$1,909	$3,787	$3,388
Amortization of debt issuance costs	286	298	586	561
Total interest expense	$2,165	$2,207	$4,373	$3,949

12. Equity

The changes in shareholders’ equity for the three and six months ended June 30, 2024 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	38,192,441	$38	$565,949	(6,323,892)	$(137,381)	$(233,189)	$14	$195,431
Exercise of common stock options	200,200	—	4,205	—	—	—	—	4,205
Issuance for employee stock purchase plan	18,538	—	356	—	—	—	—	356
Vesting of RSUs and PSUs	1,000,357	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(381,897)	—	(12,874)	—	—	—	—	(12,874)
Stock-based compensation	—	—	7,475	—	—	—	—	7,475
Other comprehensive loss, net of tax	—	—	—	—	—	—	(138)	(138)
Net income	—	—	—	—	—	27,713	—	27,713
Balance, March 31, 2024	39,029,639	$39	$565,111	(6,323,892)	$(137,381)	$(205,476)	$(124)	$222,169
Exercise of common stock options	282,248	1	5,727	—	—	—	—	5,728
Vesting of RSUs and PSUs	392,140	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(171,669)	(1)	(5,874)	—	—	—	—	(5,875)
Share repurchases from ASR agreement	—	—	(7,000)	(888,889)	(28,000)	—	—	(35,000)
Stock-based compensation	—	—	10,012	—	—	—	—	10,012
Other comprehensive loss, net of tax	—	—	—	—	—	—	(58)	(58)
Net income	—	—	—	—	—	19,606	—	19,606
Balance, June 30, 2024	39,532,358	$40	$567,976	(7,212,781)	$(165,381)	$(185,870)	$(182)	$216,583

The changes in shareholders’ equity for the three and six months ended June 30, 2023 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	37,084,759	$37	$538,073	(3,235,823)	$(61,924)	$(281,344)	$—	$194,842
Exercise of common stock options	234,132	—	3,848	—	—	—	—	3,848
Issuance for employee stock purchase plan	11,329	—	169	—	—	—	—	169
Vesting of RSUs and PSUs	775,904	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(289,281)	—	(7,736)	—	—	—	—	(7,736)
Stock-based compensation	—	—	6,035	—	—	—	—	6,035
Net loss	—	—	—	—	—	(17,426)	—	(17,426)
Balance, March 31, 2023	37,816,843	$38	$540,389	(3,235,823)	$(61,924)	$(298,770)	$—	$179,733
Exercise of common stock options	72,405	—	1,251	—	—	—	—	1,251
Vesting of RSUs and PSUs	73,805	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(9,655)	—	(220)	—	—	—	—	(220)
Stock-based compensation	—	—	7,072	—	—	—	—	7,072
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	—	13,007	—	13,007
Balance, June 30, 2023	37,953,398	$38	$548,492	(3,235,823)	$(61,924)	$(285,763)	$(38)	$200,805

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of June 30, 2024, there were 2,508,506 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period of service and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. The Company’s RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service. Upon termination, unvested RSUs are forfeited immediately. Refer to Note 13, Stock-based Compensation, for more information.

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

In May 2024, the Company’s Board of Directors authorized an ASR program to repurchase $35,000 of the Company’s common stock, as part of the 2024-2025 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $35,000 on May 13, 2024, and received 888,889 shares, representing 80% of the upfront payment on a price per share of $31.50, the closing price on the date the agreement was executed. The remaining shares to be purchased by the Company was to be based on the volume-weighted average price of its common stock through July 31, 2024, minus an agreed upon discount between the parties. In July 2024, the ASR agreement settled and the Company received an additional 173,659 shares, bringing the total shares repurchased pursuant to the ASR agreement to 1,062,548.

The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contract, which represented the remaining shares to be delivered by the investment bank, was recorded as a reduction to stockholders’ equity as of June 30, 2024. The forward contract associated with the ASR agreement was outstanding as of June 30 2024.

As of June 30, 2024, the Company repurchased 888,889 shares at a weighted-average price of $31.50 per share for a total of $28,000 under the 2024-2025 Repurchase Program and the cost of repurchased shares was recorded as treasury stock in the Condensed Consolidated Balance Sheet. As of June 30, 2024, $115,000 remained available for share repurchases under the 2024-2025 Repurchase Program, which reflects the $7,000 forward contract that had not yet settled as of June 30, 2024.

13. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company's senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the six months ended June 30, 2024 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	503,880	$33.13
Granted	203,000	45.06
Vested	(514,050)	32.53
Forfeited	(165,700)	43.12
Performance adjustment	196,550	32.58
Outstanding as of June 30, 2024	223,680	$37.45

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the six months ended June 30, 2024, and 2023 was $45.06 and $38.71, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the six months ended June 30, 2024. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.

A summary of the Company’s RSU activity for the six months ended June 30, 2024 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	2,443,907	$22.88
Granted	960,857	33.76
Vested	(878,447)	23.35
Forfeited	(270,847)	27.78
Outstanding as of June 30, 2024	2,255,470	$26.74

The weighted-average grant date fair value per share of RSUs granted for the six months ended June 30, 2024 and 2023 was $33.76 and $26.33, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the six months ended June 30, 2024, and 2023 was $29,704 and $16,480, respectively.

Stock Options

The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.

A summary of the Company’s stock option activity for the six months ended June 30, 2024 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2023	1,176,750	$19.48	4.3	$13,297
Exercised	(482,448)	20.57
Cancelled	(1,000)	27.73
Outstanding as of June 30, 2024	693,302	$18.71	3.9	$9,354
Exercisable as of June 30, 2024	692,975	$18.71	3.9	$9,350

There were no stock options granted during the six months ended June 30, 2024 and 2023.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the six months ended June 30, 2024, 18,538 shares of common stock were purchased for total proceeds of $356. The expense for the three months ended June 30, 2024 and 2023 was $69 and $55, respectively. The expense for the six months ended June 30, 2024 and 2023 was $134 and $101, respectively.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$10,012	$7,072	$17,487	$13,107
Total stock-based compensation expense	$10,012	$7,072	$17,487	$13,107

As of June 30, 2024, there was approximately $52,286 of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.4 years.

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

On September 1, 2020, the Bankruptcy Court entered an Order, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. On November 19, 2021, the PTAB: (i) denied Purdue’s motion to terminate the PGR; and (ii) issued its Final Written Decision, finding that the asserted claims of the ʼ961 patent were invalid for lack of written description and anticipation. Purdue appealed the decision to Federal Circuit, which issued its decision on November 21, 2023, affirming the authority of the PTAB to issue its Final Written Decision and upholding the PTAB’s finding of invalidity relative to the ’961 patent. Purdue has exhausted all possibility of appeal, and the judgment of invalidity of the ‘961 patent is final without further right of appeal.

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

On August 24, 2022, the Court instructed the parties to update the Court at such time as the FDA addresses Chemo's July 29, 2022 response to the FDA. On February 8, 2023, the Court denied Chemo’s request for a trial date in Spring 2023, and again instructed the parties to update the Court at such time as the FDA addresses Chemo’s July 29, 2022 response to the FDA. Chemo received a complete response letter with respect to its July 29, 2022 ANDA in April 2023. Chemo submitted a further amended ANDA to FDA in September 2023. On May 30, 2024, the parties submitted a Joint Status Report to the Court providing that Chemo received a fourth Complete Response Letter on March 27, 2024. BDSI requested that the Court stay the litigation, whereas Chemo asked the court to maintain the status quo because the Court had not yet set a trial date. The Court has taken no action in response to the parties’ Joint Status Letter.

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

The following table presents information regarding the Company’s income tax expense recognized for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$9,491	$4,790	$18,400	$4,659
Effective tax rate	32.6%	26.9%	28.0%	1,941.3%

The provision for income taxes for the three and six months ended June 30, 2024 reflects the estimated annual effective tax rate as adjusted for the discrete nondeductible costs associated with the debt extinguishment that occurred during the three months ended June 30, 2024, partially offset by discrete excess tax benefits from stock-based compensation awards. The non-deductible costs from the debt extinguishment that occurred during the three and six months ended June 30, 2024 were $6,868. The provision for income taxes for the three months ended June 30, 2023 reflects the estimated annual effective tax rate. The provision for income taxes for the six months ended June 30, 2023 was impacted by discrete nondeductible costs associated with the debt extinguishment that occurred in the three months ended March 31, 2023, partially offset by discrete excess tax benefits related to stock-based compensation awards. The nondeductible costs from the debt extinguishment that occurred in the three months ended March 31, 2023 were $21,238.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of June 30, 2024.

16. Subsequent Events

Ironshore Therapeutics, Inc. Acquisition

On July 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carrera Merger Sub Inc., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly owned subsidiary of the Company (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of the Company (“Purchaser”), Ironshore and Shareholder Representative Services LLC, a Colorado limited liability company, acting solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of the Ironshore. Pursuant to the Merger Agreement, Merger Sub will merge with and into Ironshore and Ironshore (i) will continue as the surviving company in the Merger (the “Surviving Company”), and (ii) become a wholly-owned subsidiary of the Company (the “Ironshore Acquisition”).

Pursuant to the terms of the Merger Agreement, the aggregate initial merger consideration will be approximately $525,000 in cash, subject to customary adjustments. Following the closing of the Ironshore Acquisition, the Merger Agreement provides for one potential commercial milestone payment of $25,000 in cash to be made to Ironshore securityholders upon the achievement of such milestone. The all-cash upfront consideration will be funded by a combination of the Company’s existing cash and the 2024 Term Loan (as defined below). The transaction is expected to close in the third quarter of 2024, subject to customary closing conditions.

Second Amended and Restated Loan Agreement

On July 28, 2024, the Company entered into a Second Amended and Restated Loan Agreement by and among the Company, certain of its subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”). The Loan Agreement provides for a $645,833 secured term loan (the “2024 Term Loan”), consisting of a $320,833 initial term loan and a $325,000 delayed draw term loan. On the effective date of the 2024 Loan Agreement, the Company used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under the 2022 Term Loan. On the closing date of the Ironshore Acquisition, the Company will use the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition, pay fees and expenses in connection with the Ironshore Acquisition and the 2024 Loan Agreement, and the remainder for general corporate purposes.

The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50,000 as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028) and is guaranteed by certain of the Company’s material subsidiaries. The 2024 Term Loan is secured by substantially all of the assets of the Company and its material subsidiaries. The 2024 Term Loan will bear an annual interest rate equal to: (i) until September 30, 2024, term SOFR plus a spread adjustment of 0.13% (subject to a 1.20% floor), plus a margin of 7.50% and, (ii) thereafter, term SOFR plus a spread adjustment of 0.13% (subject to a 4.00% floor), plus a margin of 4.50% per annum, and be subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. The Company paid a one-time fee of 1.25% of the initial term loan principal amount on July 29, 2024 and will pay a one-time fee of 2.25% of the delayed draw term loan principal amount due upon the borrowing of the delayed draw term loans at the closing of the acquisition of Ironshore.

The 2024 Loan Agreement contains certain covenants and obligations of the parties, including, without limitation, covenants that limit the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business. Failure to comply with these covenants would constitute an event of default under the 2024 Loan Agreement, notwithstanding the Company’s ability to meet its debt service obligations. The 2024 Loan Agreement also includes various customary remedies for secured lenders following an event of default, including the acceleration of the outstanding amounts under the 2024 Loan Agreement and enforcement upon the collateral securing obligations under the 2024 Loan Agreement.

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

Overview

We are building a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. We commercialize our pain portfolio, consisting of Belbuca, Xtampza ER, Nucynta IR and Nucynta ER (collectively the “Nucynta Products”), and Symproic, in the United States.

Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative options are inadequate. We began shipping and recognizing product sales related to Belbuca in March 2022 following our acquisition of BDSI.

Xtampza ER, an abuse-deterrent, oral formulation of oxycodone, was approved by the United States Food and Drug Administration (“FDA”) in April 2016 for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative treatment options are inadequate. We commercially launched Xtampza ER in June 2016.

The Nucynta Products are immediate-release (“IR”) and extended-release (“ER”) formulations of tapentadol. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults and pediatric patients aged 6 years and older with a body weight of at least 40 kg. Nucynta ER is indicated for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. We began shipping and recognizing product sales on the Nucynta Products in January 2018 and began marketing the Nucynta Products in February 2018. In August 2023, the FDA granted New Patient Population exclusivity in pediatrics for Nucynta IR. This grant extended the period of U.S. exclusivity for Nucynta IR from June 27, 2025 to July 3, 2026. In June 2024, the FDA granted pediatric exclusivity to the Nucynta Products for an additional six months, to January 3, 2027 for Nucynta IR and December 27, 2025 for Nucynta ER.

Symproic was approved by the FDA in March 2017 for the treatment of opioid-induced constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. We began shipping and recognizing product sales related to Symproic in March 2022 following our acquisition of BDSI.

Outlook

We believe that our cash and cash equivalents as of June 30, 2024, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

There were no changes in our critical accounting policies from those described in our Annual Report.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Product revenues, net	$145,276	$135,546	$290,199	$280,313
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	19,955	24,257	38,905	54,156
Intangible asset amortization	34,515	37,463	69,032	74,929
Total cost of product revenues	54,470	61,720	107,937	129,085
Gross profit	90,806	73,826	182,262	151,228
Operating expenses
Selling, general and administrative	43,335	38,193	85,317	90,968
Total operating expenses	43,335	38,193	85,317	90,968
Income from operations	47,471	35,633	96,945	60,260
Interest expense	(15,587)	(21,863)	(32,926)	(43,290)
Interest income	4,397	4,027	8,884	6,774
Loss on extinguishment of debt	(7,184)	—	(7,184)	(23,504)
Income before income taxes	29,097	17,797	65,719	240
Provision for income taxes	9,491	4,790	18,400	4,659
Net income (loss)	$19,606	$13,007	$47,319	$(4,419)

Comparison of the three months ended June 30, 2024 and June 30, 2023

Product revenues, net

Product revenues, net were $145.3 million for the three months ended June 30, 2024 (the “2024 Quarter”), compared to $135.5 million for the three months ended June 30, 2023 (the “2023 Quarter”). The $9.8 million increase is primarily due to increased revenue for Belbuca of $9.1 million, Xtampza of $3.3 million, and Symproic of $0.2 million, partially offset by decreased revenue for the Nucynta Products of $2.8 million.

The increase in revenue for Belbuca of $9.1 million is primarily due to higher sales volume and gross price, partially offset by higher gross-to-net adjustments related to provisions for returns and chargebacks.

The increase in revenue for Xtampza ER of $3.3 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by lower sales volume.

The increase in revenue for Symproic of $0.2 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by lower sales volume.

The decrease in revenue for the Nucynta Products of $2.8 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, partially offset by higher gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $20.0 million for the 2024 Quarter, compared to $24.3 million for the 2023 Quarter. The $4.3 million decrease was primarily related to the 2023 Quarter including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI, partially offset by higher sales volume in the 2024 Quarter for Belbuca.

Intangible asset amortization was $34.5 million for the 2024 Quarter, compared to $37.5 million for the 2023 Quarter. The $3.0 million decrease was primarily a result of the FDA granting New Patient Population exclusivity for Nucynta IR to July 3, 2026 in the third quarter of 2023, resulting in an extension of the estimated useful life of the underlying intangible asset and a reduction of amortization expense recognized during the 2024 Quarter. Intangible asset amortization expense is recognized in connection with our intangible assets. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Selling, general and administrative expenses were $43.3 million for the 2024 Quarter, compared to $38.2 million for the 2023 Quarter. The $5.1 million increase was primarily related to:

●	an increase in salaries, wages, and benefits of $6.2 million, primarily due to expenses incurred as a result of the CEO transition announced in May 2024, including higher stock-based compensation expense of $3.7 million related to accelerated equity awards and higher severance, benefits, and related expenses incurred of $3.1 million; partially offset by
●	a decrease in sales and marketing expenses of $1.4 million, primarily due to the timing of marketing related expenses.

Interest expense and Interest income

Interest expense was $15.6 million for the 2024 Quarter, compared to $21.9 million for the 2023 Quarter. The $6.3 million decrease was primarily due to lower interest expense associated with the 2022 Term Loan as a result of a lower overall principal balance, partially offset by higher interest rates impacting the variable rate on the 2022 Term Loan.

Interest income was $4.4 million for the 2024 Quarter, compared to $4.0 million for the 2023 Quarter. The $0.4 million increase was primarily due to higher interest rates earned on cash equivalents and marketable securities, partially offset by a lower overall balance invested in the 2024 Quarter compared to the 2023 Quarter.

Loss on extinguishment of debt

Loss on extinguishment of debt was $7.2 million for the 2024 Quarter, compared to none in the 2023 Quarter. The $7.2 million increase was due to the redemption of the $26.4 million convertible notes due in 2026 during the 2024 Quarter.

Taxes

The provision for income taxes was $9.5 million for the 2024 Quarter, compared to $4.8 million for the 2023 Quarter. The increase is primarily due to higher earnings in the 2024 Quarter compared to the 2023 Quarter as well as the discrete nondeductible costs associated with the debt extinguishment that occurred during the 2024 Quarter.

Comparison of the six months ended June 30, 2024 and June 30, 2023

Product revenues, net

Product revenues, net were $290.2 million for the six months ended June 30, 2024 (the “2024 Period”), compared to $280.3 million for the six months ended June 30, 2023 (the “2023 Period”). The $9.9 million increase is primarily due to increased revenue for Belbuca of $15.5 million and Xtampza of $1.3 million, partially offset by decreased revenue for the Nucynta Products of $6.7 million and Symproic of $0.2 million.

The increase in revenue for Belbuca of $15.5 million is primarily due to higher sales volume and gross price, partially offset by higher gross-to-net adjustments related to provisions for chargebacks.

The increase in revenue for Xtampza ER of $1.3 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by lower sales volume.

The decrease in revenue for the Nucynta Products of $6.7 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, partially offset by higher gross price.

The decrease in revenue for Symproic of $0.2 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for chargebacks, partially offset by higher gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $38.9 million for the 2024 Period, compared to $54.2 million for the 2023 Period. The $15.3 million decrease was primarily related to the 2023 Period including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI, partially offset by higher sales volume in the 2024 Period for Belbuca.

Intangible asset amortization was $69.0 million for the 2024 Period, compared to $74.9 million for the 2023 Period. The $5.9 million decrease was primarily a result of the FDA granting New Patient Population exclusivity for Nucynta IR to July 3, 2026 in the third quarter of 2023, resulting in an extension of the estimated useful life of the underlying intangible asset and a reduction of amortization expense recognized during the 2024 Period. Intangible asset amortization expense is recognized in connection with our intangible assets. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives.

Operating Expenses

Selling, general and administrative expenses were $85.3 million for the 2024 Period, compared to $91.0 million for the 2023 Period. The $5.7 million decrease was primarily related to:

●	a decrease in audit and legal expenses of $9.6 million, primarily due to an $8.5 million litigation settlement during the 2023 Period and lower litigation related expenses; and
●	a decrease in sales and marketing expenses of $2.7 million, primarily due to the timing of marketing related expenses; partially offset by
●	an increase in salaries, wages, and benefits of $6.9 million, primarily due to expenses incurred as a result of the CEO transition announced in May 2024, including higher stock-based compensation expense of $3.7 million related to accelerated equity awards and higher severance, benefits, and related expenses incurred of $3.1 million.

Interest expense and Interest income

Interest expense was $32.9 million for the 2024 Period, compared to $43.3 million for the 2023 Period. The $10.4 million decrease was primarily due to lower interest expense associated with the 2022 Term Loan as a result of a lower overall principal balance, partially offset by higher interest expense due to the higher convertible debt principal following the issuance of the 2029 Convertible Notes in February 2023, and higher interest rates impacting the variable rate on the 2022 Term Loan.

Interest income was $8.9 million for the 2024 Period, compared to $6.8 million for the 2023 Period. The $2.1 million increase was primarily due to higher interest rates earned on cash equivalents and marketable securities as well as a higher overall balance invested in the 2024 Period compared to the 2023 Period.

Loss on extinguishment of debt

Loss on extinguishment of debt was $7.2 million for the 2024 Period, compared to $23.5 million in the 2023 Period. The $16.3 million decrease was due to the 2023 Period including a $23.5 million loss on extinguishment resulting from the repurchase of $117.4 million of convertible notes due in 2026 in the 2023 Period. In the 2024 Period, the remaining $26.4 million of convertible notes due in 2026 were redeemed, resulting in a $7.2 million loss on extinguishment in the 2024 Period.

Taxes

The provision for income taxes was $18.4 million for the 2024 Period, compared to $4.7 million for the 2023 Period. The increase is primarily due to higher earnings in the 2024 Period compared to the 2023 Period, partially offset by higher discrete nondeductible costs associated with the debt extinguishment in the 2023 Period compared to the 2024 Period.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily through private placements and/or public offerings of our preferred stock, common stock, and convertible notes; term loan debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Belbuca, Xtampza, and the Nucynta Products.

As of June 30, 2024, the outstanding principal balance of the 2022 Term Loan was $320.8 million, of which $183.3 million in principal payments were due within the next twelve months.

In July 2024, we amended and replaced our 2022 Term Loan with a $645.8 million secured term loan (the “2024 Term Loan”), consisting of a $320.8 million initial term loan and a $325.0 million delayed draw term loan. We used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under the 2022 Term Loan. We will use the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition, pay fees and expenses in connection with the Ironshore Acquisition and the 2024 Term Loan and the remainder for general corporate purposes.

As of June 30, 2024, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. The $241.5 million principal balance is due in 2029.

As of June 30, 2024, we had $271.6 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2024, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements

The following transactions represent material changes in our borrowing arrangements from our most recently filed Annual Report.

On April 11, 2024, we provided notice of redemption for the remaining $26.4 million aggregate principal amount of our 2.625% convertible senior notes due in 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes were fully redeemed on June 18, 2024. We settled the redemption of the 2026 Convertible Notes in cash. Refer to Note 11, Convertible Senior Notes, for more information.

On July 28, 2024, in connection with the acquisition of Ironshore Therapeutics Inc., we amended and restated the 2022 Term Loan. Refer to Note 16, Subsequent Events, for more information.

Cash Flows

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$129,335	$127,393
Net cash used in investing activities	(27,034)	(41,893)
Net cash (used in) provided by financing activities	(168,354)	23,061
Net (decrease) increase in cash, cash equivalents and restricted cash	$(66,053)	$108,561

Operating activities. Cash provided by operating activities was $129.3 million for the 2024 Period, compared to $127.4 million for the 2023 Period. The $1.9 million increase was primarily due to the increase in cash flows from operating results, which reflects operating earnings, after adjustment for non-cash items that are included in net income (loss), partially offset by the decrease in cash flows from changes in working capital.

Investing activities. Cash used in investing activities was $27.0 million for the 2024 Period, compared to $41.9 million for the 2023 Period. The $14.9 million decrease was primarily due to maturities of marketable securities, partially offset by purchases of marketable securities.

Financing activities. Cash used in financing activities was $168.4 million for the 2024 Period, compared to cash provided by financing activities of $23.1 million in the 2023 Period. The $191.5 million decrease was primarily due to:

●	the repurchase of a portion of our 2026 Convertible Notes and issuance of our 2029 Convertible Notes which resulted in net proceeds of $96.6 million in the 2023 Period;
●	repurchases of common stock of $35.0 million in the 2024 Period;
●	the redemption and $33.2 million cash settlement of our 2026 Convertible Notes in the 2024 Period;
●	an increase in repayments of term notes of $20.8 million; and
●	an increase in taxes paid for employee stock withholdings of $10.8 million; partially offset by
●	an increase in proceeds from stock option exercises of $4.8 million.

Funding Requirements

We believe that our cash, cash equivalents, and marketable securities as of June 30, 2024, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have significant future capital requirements, including:

●	expected operating expenses to manufacture and commercialize our products and to operate our organization;
●	repayment of outstanding principal amounts and interest in connection with our 2024 Term Loan and 2029 Convertible Notes;
●	royalties we pay on sales of certain products within our portfolio;
●	the successful integration of Ironshore operations following the Ironshore Acquisition;
●	operating lease obligations;
●	minimum purchase obligations in connection with our contract manufacturer; and
●	cash paid for income taxes.

In addition, we have significant potential future capital requirements, including:

●	we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital;
●	any judgments rendered against us in connection with any of the litigation matters set forth in Note 14, Commitments and Contingencies, to our financial statements; and
●	in January 2024, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

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

There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business;
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis; and
●	we exclude other expenses, from time to time, that are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
GAAP net income (loss)	$19,606	$13,007	$47,319	$(4,419)
Adjustments:
Interest expense	15,587	21,863	32,926	43,290
Interest income	(4,397)	(4,027)	(8,884)	(6,774)
Loss on extinguishment of debt	7,184	—	7,184	23,504
Provision for income taxes	9,491	4,790	18,400	4,659
Depreciation	952	895	1,869	1,712
Amortization	34,515	37,463	69,032	74,929
Stock-based compensation	10,012	7,072	17,487	13,107
Litigation settlements	—	—	—	8,500
Recognition of step-up basis in inventory	—	4,748	—	14,918
CEO transition expense	3,051	—	3,051	—
Total adjustments	$76,395	$72,804	$141,065	$177,845
Adjusted EBITDA	$96,001	$85,811	$188,384	$173,426

Adjusted EBITDA was $96.0 million for the 2024 Quarter compared to $85.8 million for the 2023 Quarter. The $10.2 million increase was primarily due to higher product revenues and lower adjusted operating expenses.

Adjusted EBITDA was $188.4 million for the 2024 Period compared to $173.4 million for the 2023 Period. The $15.0 million increase was primarily due to higher product revenues and lower adjusted operating expenses.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
GAAP operating expenses	$43,335	$38,193	$85,317	$90,968
Adjustments:
Stock-based compensation	10,012	7,072	17,487	13,107
Litigation settlements	—	—	—	8,500
CEO transition expense	3,051	—	3,051	—
Total adjustments	$13,063	$7,072	$20,538	$21,607
Adjusted operating expenses	$30,272	$31,121	$64,779	$69,361

Adjusted operating expenses were $30.3 million in the 2024 Quarter compared to $31.1 million in the 2023 Quarter. The $0.8 million decrease was primarily driven by lower sales and marketing expenses of $1.4 million, primarily due to the timing of marketing related expenses.

Adjusted operating expenses were $64.8 million in the 2024 Period compared to $69.4 million in the 2023 Period. The $4.6 million decrease was primarily driven by:

●	lower sales and marketing expenses of $2.7 million, primarily due to the timing of marketing related expenses; and
●	lower audit and legal expenses (excluding litigation settlements) of $1.1 million.

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

Adjusted net income and adjusted earnings per share for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except share and per share data)
GAAP net income (loss)	$19,606	$13,007	$47,319	$(4,419)
Adjustments:
Non-cash interest expense	1,604	2,261	3,384	4,548
Loss on extinguishment of debt	7,184	—	7,184	23,504
Amortization	34,515	37,463	69,032	74,929
Stock-based compensation	10,012	7,072	17,487	13,107
Litigation settlements	—	—	—	8,500
Recognition of step-up basis in inventory	—	4,748	—	14,918
CEO transition expense	3,051	—	3,051	—
Income tax effect of above adjustments (1)	(12,008)	(12,100)	(24,661)	(30,974)
Total adjustments	$44,358	$39,444	$75,477	$108,532
Non-GAAP adjusted net income	$63,964	$52,451	$122,796	$104,113

Adjusted weighted-average shares — diluted (2)	40,383,695	42,849,952	40,510,943	41,485,868
Adjusted earnings per share (2)	$1.62	$1.26	$3.09	$2.57

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended June 30, 2024 and 2023 were 25.9% and 24%, respectively; and the blended federal and state statutory rate for the six months ended June 30, 2024 and 2023 were 26.2% and 25.6%, respectively. As such, the non-GAAP effective tax rates for the three months ended June 30, 2024 and 2023 were 21.3% and 23.5%, respectively; and the non-GAAP effective tax rates for the six months ended June 30, 2024 and 2023 were 24.6% and 22.2%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the three months ended June 30, 2024 and 2023, adjusted weighted-average shares – diluted includes 6,606,305 and 7,509,104 shares, respectively, attributable to our convertible notes. For the six months ended June 30, 2024 and 2023, adjusted weighted-average shares – diluted includes 6,606,305 and 6,041,036 shares, respectively, attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

Contractual Obligations

There have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations from our most recently filed Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity in connection with our investment portfolio and the 2024 Term Loan. None of these market risk sensitive instruments are held for trading purposes.

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

As of June 30, 2024, our investment portfolio includes $22.2 million of cash equivalents and $98.7 million of marketable securities, which are primarily comprised of money market funds, U.S. Treasury securities, corporate debt securities, government-sponsored securities, and commercial paper. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2024 Term Loan

The 2024 Term Loan bears interest at a rate equal to: (i) until September 30, 2024, adjusted term SOFR + 7.50% and, (ii) thereafter, adjusted term SOFR + 4.50%, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. Based on the outstanding principal amount of the 2024 Term Loan as of August 8, 2024 of $320.8 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $3.2 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	The announcement and pendency of our acquisition of Ironshore Therapeutics, Inc. (“Ironshore”) may have an adverse effect on our business, financial condition, operating results and cash flows;
●	Our ability to realize the benefits of the Ironshore acquisition is substantially dependent on the timely and effective integration of the operations of Collegium and Ironshore;
●	Our business may be adversely affected by certain events or circumstances outside our control, including macroeconomic conditions and geopolitical turmoil;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all;
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

In July 2024, in connection with our entry into a definitive agreement to acquire Ironshore, we entered into a Second Amended and Restated Loan Agreement by and among us, certain of our subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”), of which $320.8 million in principal was outstanding as of August 8, 2024. In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).

We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, and among other things:

●	requiring the dedication of a substantial portion of our cash flows from operations to service our indebtedness, which will reduce the amount of cash available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
●	limiting our ability to obtain additional financing;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	exposing us to the risk of increased interest rates as certain of our borrowings, including the 2024 Term Loan, are at variable rates of interest;
●	diluting the interests of our existing shareholders as a result of issuing shares of our common stock upon conversion of the 2029 Convertible Notes;

●	placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital; and
●	increasing our vulnerability to downturns in our business, our industry or the economy in general.

Holders of our 2029 Convertible Notes, subject to a limited exception described in the notes, may require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion, and any failure by us to repurchase notes or to pay the cash amounts due upon the conversion when required would constitute a default under the indenture.

Additionally, the indenture governing the 2029 Convertible Notes and our 2024 Loan Agreement contain certain covenants and obligations applicable to us, including, without limitation, covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business, which could limit our ability to capitalize on business opportunities that may arise or otherwise place us at a competitive disadvantage relative to our competitors.

Failure to comply with covenants in the indenture governing the 2029 Convertible Notes or in the 2024 Loan Agreement would constitute an event of default under those instruments, notwithstanding our ability to meet our debt service obligations. A default under the indenture or a fundamental change could also result in a default under one or more of the agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. In such event, we may not have sufficient funds to satisfy all amounts that would become due. The 2024 Loan Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the 2024 Loan Agreement and execution upon the collateral securing obligations under the 2024 Loan Agreement. In addition, because our assets are pledged as a security under the 2024 Loan Agreement, if we are not able to cure any default or repay outstanding borrowings, our assets would be subject to the risk of foreclosure by our lenders.

Further, amounts outstanding under our 2024 Loan Agreement bear an annual interest rate equal to: (i) until September 30, 2024, adjusted term Secured Overnight Financing Rate (“SOFR”) + 7.50% and, (ii) thereafter, adjusted term SOFR + 4.50%, and are subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any period will fluctuate based on SOFR and other variable interest rates, as applicable. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Our business and future success are substantially dependent on our ability to continue successfully commercializing our products, including Xtampza ER, the Nucynta Products, Belbuca, Symproic, and any products that we may acquire in the future.

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

Our commercial organization continues to evolve and we cannot guarantee that we will continue to be successful in marketing our products. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, including with respect to our acquisition of Belbuca and Symproic, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:

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

Some of our products contain controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol, are classified as Schedule II controlled substances under the Controlled Substances Act (“CSA”) and regulations of the DEA and the active ingredient in Belbuca, buprenorphine, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section in our Annual Report entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, or any of our other approved products, increases and we cannot meet such demand in a timely fashion because of our limited supply of its active pharmaceutical ingredient (in the case of Xtampza ER, oxycodone, or in the case of the Nucynta Products, tapentadol) then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing of our products may be. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements.

Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products can vary widely. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Pricing limitations may hinder our ability to recoup our investment in our products. Refer to the sections in our Annual Report entitled “Business — Government Regulation — Third-Party Payor Coverage and Reimbursement” and “ — Healthcare Reform” for more information.

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

We may seek FDA pediatric exclusivity for some of our products. Pediatric exclusivity, if granted, adds six months of patent term and marketing exclusivity to existing exclusivity periods for all formulations, dosage forms, and indications for the active moiety, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity in pediatrics by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA's Pediatric Written Request (the “Written Request”) to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. In June 2024, we announced that the FDA deemed these data to be responsive to its Written Request, granting pediatric exclusivity to the entire Nucynta franchise for an additional six months, to December 27, 2025 for Nucynta ER and January 3, 2027 for Nucynta IR. Whenever we seek pediatric exclusivity, there is no guarantee that the FDA will agree that the Written Request has been satisfied and that we will receive this additional exclusivity, or that we will maintain such exclusivity, if granted.

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

A significant percentage of our product shipments are to three of our wholesale pharmaceutical distributors. Our loss of any of these wholesale pharmaceutical distributors’ accounts, or a material reduction in their purchases or a significant disruption to transportation infrastructure or other means of distribution of our products, could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each wholesale pharmaceutical distributor account to our business adversely impacts our ability to negotiate favorable commercial terms with each such distributor, and as a result, we may be forced to accept terms that adversely impact our results of operations.

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

Risks Related to Our Business and Strategy

The announcement and pendency of our acquisition of Ironshore may have an adverse effect on our business, financial condition, operating results and cash flows.

On July 28, 2024, we entered into a definitive agreement to acquire Ironshore. The transaction (the “Ironshore Acquisition”) is expected to close in the third quarter of 2024, subject to customary closing conditions. We have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Ironshore Acquisition and planning for integration. Completion of the Ironshore Acquisition is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way. The failure to complete the Ironshore Acquisition in a timely manner or at all could negatively impact the market price of our common stock as it currently reflects an assumption that the transaction will be completed. Furthermore, if the Ironshore Acquisition is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

●	we would have incurred significant costs in connection with the Ironshore Acquisition that we may be unable to recover;
●	we may be subject to negative publicity or be negatively perceived by the investment or business communities;
●	we may be subject to legal proceedings related to the Ironshore Acquisition;
●	any disruptions to our business resulting from the announcement and pendency of the Ironshore Acquisition, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Ironshore Acquisition is not consummated; and
●	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to prior to the announcement of the Ironshore Acquisition, if the Ironshore Acquisition is not consummated.

Our ability to realize the benefits from the acquisition of Ironshore is substantially dependent on the timely and effective integration of the operations of Collegium and Ironshore.

Our ability to realize the benefits from the acquisition of Ironshore, which is expected to close in the third quarter of 2024, is substantially dependent on the timely and effective integration of the operations of Collegium and Ironshore. The process of integrating the operations of Collegium and Ironshore could encounter unexpected costs and delays, which include:

●	failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable;
●	unexpected losses of key employees, customers or suppliers;
●	unanticipated issues in conforming Ironshore’s standards, processes, procedures and internal controls with our operations;
●	increasing the scope, geographic diversity and complexity of our operations;
●	diversion of management’s attention from other business concerns;
●	adverse effects on our or Ironshore’s existing business relationships;
●	unanticipated expenses and liabilities; and
●	unanticipated issues in integrating sales, marketing and administrative functions.

If Ironshore has unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities, there may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. In addition, we may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that Ironshore and we had historically achieved or might achieve separately.

If we are unable to timely and effectively integrate the operations of Collegium and Ironshore, the anticipated growth opportunities and other synergies of the Ironshore Acquisition may not be realized fully or at all, or may take longer to realize than expected, which would adversely affect our costs. Further, even if the integration is timely and effective, we may never realize the benefits expected from the integration of the operations of Ironshore.

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

Competition in the pain and opioid market is intense. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our products compete with oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, Endo, Mallinckrodt, Purdue, Teva, and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Our competitors have developed or may develop technologies that are, or may be, the basis for competitive products that are safer, more effective or less costly than our products. Moreover, oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our products and the established use of these competitive products may limit the potential for our products to receive widespread acceptance.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of our products. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill Medicare, Medicaid or other third-party payors directly, we may provide reimbursement guidance and support regarding our products to our customers and patients. Federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Refer to the section in our Annual Report entitled “Business — Government Regulation — Healthcare Fraud and Abuse Laws and Compliance Requirements” for more information.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of June 30, 2024, there were outstanding options to purchase an aggregate of 693,302 shares of our common stock at a weighted average exercise price of $18.71 per share, of which options to purchase 692,975 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In January 2024, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. In May 2024, we entered into an accelerated share repurchase program to repurchase $35.0 million of our common stock, as part of the 2024-2025 Repurchase Program. As of June 30, 2024, we repurchased 888,889 shares at a weighted-average price of $31.50 per share for a total of $28.0 million under the 2024-2025 Repurchase Program. As of June 30, 2024, $115.0 million remained available for share repurchases under the 2024-2025 Repurchase Program. Additional share repurchases under the 2024-2025 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities

The following table sets forth shares of common stock repurchased under our 2024-2025 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended June 30, 2024:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2024 through April 30, 2024	3,868		$37.99	—		$150,000
May 1, 2024 through May 31, 2024	1,052,749		31.91	888,889		115,000
June 1, 2024 through June 30, 2024	3,941		33.31	—		115,000
Total	1,060,558	(2)	$31.94	888,889	(2)	$115,000

(1)	The 2024-2025 Repurchase Program was announced on January 3, 2024. The 2024-2025 Repurchase Program provides for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through June 30, 2025. The 2024-2025 Repurchase Program did not expire during the three months ended June 30, 2024, nor do we currently plan to terminate the 2024-2025 Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

The disclosure set forth in Part II – Item 2 above is incorporated herein by reference.

During the three months ended June 30, 2024, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
10.1*	Authorized Generic Agreement by and between the Company and Hikma Pharmaceuticals USA Inc., dated April 26, 2024.
10.2+	Separation Agreement, by and between the Company and Joseph Ciaffoni, dated May 24, 2024.
10.3+	Letter Agreement, by and between the Company and Michael Heffernan, dated May 24, 2024.
31.1

Certification of interim Chief Executive Officer pursuant to Rules 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rules 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 8, 2024	By:	/s/ MICHAEL T. HEFFERNAN
Michael T. Heffernan
Interim Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2024	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)