Form 10-Q
period 2024-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2024-11-07
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were 32,250,236 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our ability to commercialize and grow sales of our products;
●	our ability to successfully integrate the operations of Ironshore Therapeutics Inc. (“Ironshore”) into our organization, and realize the anticipated benefits associated with the acquisition;
●	our ability to maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
●	the size of the markets for our products, and our ability to service those markets;
●	the success of competing products that are or become available;
●	our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
●	the costs of commercialization activities, including marketing, sales and distribution;
●	the rate and degree of market acceptance of our products;
●	changing market conditions for our products;
●	the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us;
●	the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
●	the performance of our third-party suppliers and manufacturers;
●	our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain;
●	our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to obtain funding for our business development;
●	our ability to comply with the terms of our outstanding indebtedness;
●	regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
●	our ability to obtain and maintain sufficient intellectual property protection for our products;
●	our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
●	our customer concentration, which may adversely affect our financial condition and results of operations;
●	the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
●	the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$38,960	$238,947
Marketable securities	80,997	71,601
Accounts receivable, net	228,456	179,525
Inventory	38,032	32,332
Prepaid expenses and other current assets	32,365	15,195
Restricted cash	25,000	—
Total current assets	443,810	537,600
Property and equipment, net	14,614	15,983
Operating lease assets	6,169	6,029
Intangible assets, net	946,875	421,708
Restricted cash	1,047	1,047
Deferred tax assets	72,509	26,259
Other noncurrent assets	4,171	825
Goodwill	145,959	133,857
Total assets	$1,635,154	$1,143,308
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$3,142	$8,692
Accrued liabilities	47,600	37,571
Accrued rebates, returns and discounts	313,874	227,331
Current portion of term notes payable	64,583	183,333
Current portion of operating lease liabilities	1,271	988
Business combination consideration payable	28,956	—
Total current liabilities	459,426	457,915
Term notes payable, net of current portion	565,716	221,713
Convertible senior notes	236,911	262,125
Operating lease liabilities, net of current portion	5,914	6,124
Deferred royalty obligation	118,812	—
Deferred revenue	10,000	—
Contingent consideration	4,096	—
Total liabilities	1,400,875	947,877
Commitments and contingencies (refer to Note 16)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 39,616,456 issued and 32,230,016 outstanding shares as of September 30, 2024 and 38,192,441 issued and 31,868,549 outstanding shares as of December 31, 2023	40	38
Additional paid-in capital	582,762	565,949
Treasury stock, at cost; 7,386,440 shares as of September 30, 2024 and 6,323,892 shares as of December 31, 2023	(172,381)	(137,381)
Accumulated other comprehensive income	393	14
Accumulated deficit	(176,535)	(233,189)
Total shareholders’ equity	234,279	195,431
Total liabilities and shareholders’ equity	$1,635,154	$1,143,308

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenues, net	$159,301	$136,709	$449,500	$417,022
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	21,706	20,081	60,611	74,237
Intangible asset amortization	40,801	36,317	109,833	111,246
Total cost of product revenues	62,507	56,398	170,444	185,483
Gross profit	96,794	80,311	279,056	231,539
Operating expenses
Selling, general and administrative	61,955	35,298	147,272	126,266
Total operating expenses	61,955	35,298	147,272	126,266
Income from operations	34,839	45,013	131,784	105,273
Interest expense	(18,394)	(20,768)	(51,320)	(64,058)
Interest income	3,280	4,538	12,164	11,312
Loss on extinguishment of debt	(4,145)	—	(11,329)	(23,504)
Income before income taxes	15,580	28,783	81,299	29,023
Provision for income taxes	6,245	8,149	24,645	12,808
Net income	$9,335	$20,634	$56,654	$16,215

Earnings per share — basic	$0.29	$0.61	$1.75	$0.47
Weighted-average shares — basic	32,259,468	33,744,209	32,339,401	34,226,488

Earnings per share — diluted	$0.27	$0.53	$1.51	$0.46
Weighted-average shares — diluted	40,163,266	42,058,821	40,400,483	35,149,154

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$9,335	$20,634	$56,654	$16,215
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax	575	(14)	379	(52)
Total other comprehensive income (loss)	575	(14)	379	(52)
Comprehensive income	$9,910	$20,620	$57,033	$16,163

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$56,654	$16,215
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	109,833	111,246
Depreciation expense	2,815	2,547
Deferred income taxes	(16,658)	(1,815)
Stock-based compensation expense	24,804	20,134
Non-cash lease benefit	(67)	(258)
Non-cash interest expense for amortization of debt discount and issuance costs	4,592	6,672
Non-cash interest expense for deferred royalty obligation	473	—
Loss on extinguishment of debt	11,329	23,504
Net amortization of premiums and discounts on investments	(1,652)	(667)
Changes in operating assets and liabilities:
Accounts receivable	(4,520)	1,268
Inventory	11,455	12,376
Prepaid expenses and other assets	(12,122)	42
Accounts payable	(12,088)	106
Accrued liabilities	(61,952)	(4,479)
Accrued rebates, returns and discounts	7,440	14,520
Net cash provided by operating activities	120,336	201,411
Investing activities
Acquisition of Ironshore (net of cash acquired)	(267,538)	—
Purchases of property and equipment	(1,082)	(297)
Purchases of marketable securities	(84,003)	(51,418)
Maturities of marketable securities	76,626	6,000
Net cash used in investing activities	(275,997)	(45,715)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	827	460
Proceeds from the exercise of stock options	10,073	5,401
Payments made for employee stock tax withholdings	(18,891)	(8,128)
Repurchases of common stock, including the ASR agreement	(35,000)	(50,000)
Repayment of term notes	(91,667)	(116,667)
Proceeds from term note modification, net of fees paid to lender of $11,825	313,175	—
Proceeds from issuances of 2029 Convertible Notes, net of issuance costs of $6,280	—	235,220
Repurchase of 2026 Convertible Notes, including premium	—	(138,638)
Redemption of 2026 Convertible Notes, including premium and redemption costs	(33,245)	—
Repayment of assumed debt from Ironshore acquisition	(164,598)	—
Net cash used in financing activities	(19,326)	(72,352)

Net (decrease) increase in cash, cash equivalents and restricted cash	(174,987)	83,344
Cash, cash equivalents and restricted cash at beginning of period	239,994	176,235
Cash, cash equivalents and restricted cash at end of period	$65,007	$259,579

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$38,960	$258,532
Restricted cash	26,047	1,047
Total cash, cash equivalents and restricted cash	$65,007	$259,579

Supplemental disclosure of cash flow information
Cash paid for interest	$47,210	$57,679
Cash paid for income taxes	$51,469	$17,293

Supplemental disclosure of non-cash activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$53
Contingent consideration	$4,096	$—
Business combination consideration payable	$28,956	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company” or “Collegium”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company’s mission is to build a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. The Company’s portfolio includes Belbuca, Xtampza ER, Nucynta IR and Nucynta ER (collectively the “Nucynta Products”), Symproic, and Jornay PM (“Jornay”).

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

The Company has not been required to adopt any accounting standards that had a significant impact on its Condensed Consolidated Financial Statements during the nine months ended September 30, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023 for the Company’s annual report, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, however, the Company will provide enhanced disclosures as required to comply with this standard in its financial statements for the period ended December 31, 2024.

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

Product Returns

Provisions for product returns, including returns for Belbuca, Xtampza, the Nucynta Products, Symproic, and Jornay are based on product-level returns rates, including processed as well as unprocessed return claims, in addition to relevant market events and other factors. Estimates of future product returns are made at the time of revenue recognition to determine the amount of consideration to which the Company expects to be entitled (that is, excluding the products expected to be returned). At the end of each reporting period, the Company analyzes trends in returns rates and updates its assessment of variable consideration. To the extent the Company receives amounts in excess of what it expects to be entitled to receive due to a product return, the Company does not recognize revenue when it transfers products to customers but instead recognizes those excess amounts received as a refund liability. The Company updates the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

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

Provision and Allowance Activity

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2024 and 2023:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2023	$149,826	$77,505	$20,917
Provision related to current period sales	303,570	33,587	124,194
Acquired from Ironshore	42,515	36,588	5,011
Changes in estimate related to prior period sales	(1,634)	2,419	(85)
Credits/payments made	(296,433)	(34,069)	(120,611)
Balance as of September 30, 2024	$197,844	$116,030	$29,426

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	325,725	31,904	112,550
Changes in estimate related to prior period sales	2	3,722	589
Credits/payments made	(315,170)	(31,662)	(113,263)
Balance as of September 30, 2023	$167,494	$77,518	$21,934

(1)	Provisions for rebates and incentives include managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2024, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Belbuca	$53,197	$45,447	$156,058	$132,795
Xtampza ER	49,492	39,800	139,876	128,914
Nucynta IR	25,361	24,906	76,524	80,963
Nucynta ER	19,773	22,634	58,231	62,941
Jornay PM	7,961	—	7,961	—
Symproic	3,517	3,922	10,850	11,409
Total product revenues, net	$159,301	$136,709	$449,500	$417,022

Contract Liabilities

The Company’s contract liabilities, or deferred revenue, primarily relate to contracts where the Company has received payment, but it has not yet satisfied or fully satisfied the related performance obligations. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company satisfies its obligations under these arrangements.

The Company’s only contract liability relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (see Note 4, Acquisition). The contract provides Knight the right to sell Jornay in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The up-front payment will be recognized as revenue as product sales are made over the term of the contract. No products have been delivered to date under this contract and therefore no revenue has been recognized through September 30, 2024.

4. Acquisition

On September 3, 2024, (the “Acquisition Date”), the Company closed its acquisition of Ironshore Therapeutics Inc. (“Ironshore”) (the “Ironshore Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), with Ironshore surviving the Merger as a wholly owned subsidiary of the Company. Ironshore had developed and obtained commercial approval to market Jornay in the United States. The Ironshore Acquisition was completed to expand the Company’s business beyond pain management and establish a commercial presence in neurology via the attention deficit hyperactivity disorder (“ADHD”) market. The Company obtained control through the acquisition of shares in an all-cash transaction which closed on September 3, 2024 (the “Acquisition Date”).

The acquisition consideration includes payments for the Ironshore equity and assumption of certain of its debt. The Company deposited $25,000 into escrow at closing, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Acquisition Date. As of the Acquisition Date, and September 30, 2024, approximately $21,956 was due to the former Ironshore equity holders and $25,000 is recorded as restricted cash. In addition, the Company will pay approximately $7,000 to former Ironshore equity holders as the Company has the opportunity to recover certain deposits as specified in the Merger Agreement, which amount is due no later than 225 days from the Acquisition Date. The Company also agreed to pay a $25,000 contingent payment upon the achievement of a financial milestone based on net revenues of Jornay for the year ended December 31, 2025.

The fair value of the total consideration was approximately $309,940 consisting of the following (in thousands):

Fair Value of Purchase Price Consideration	Amount
Fair value of purchase price consideration paid at closing:
Initial cash consideration	$276,888
Deferred payments and contingent consideration:
Cash held in escrow related to indemnification and other settlements	21,956
Other deferred consideration	7,000
Fair value of contingent consideration	4,096
Total purchase consideration	$309,940

The Company has accounted for the Ironshore Acquisition as a business combination and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its financial statements following the Acquisition Date.

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. The Company is finalizing its valuation of intangible assets, tangible assets, liabilities and tax analyses, and anticipates finalizing the valuation of assets acquired and liabilities assumed as the information necessary to complete the analysis is obtained, but no later than one year after the Acquisition Date.

The following tables set forth the preliminary allocation of the Ironshore Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date (in thousands):

Amounts Recognized at the Acquisition Date
Assets Acquired
Cash and cash equivalents	$9,350
Accounts receivable	44,411
Inventory	17,155
Prepaid expenses and other current assets	8,394
Property, plant and equipment, net	541
Intangible assets	635,000
Right-of-use assets	800
Deferred tax assets	29,592
Total assets	$745,243
Liabilities Assumed
Accounts payable	$6,675
Accrued liabilities	72,034
Accrued rebates, returns and discounts	79,103
Borrowings	8,954
Lease liabilities	800
Senior secured notes payable	151,500
Deferred royalty obligation	118,339
Deferred revenue	10,000
Total liabilities	$447,405
Total identifiable net assets acquired	297,838
Goodwill	12,102
Total consideration transferred	$309,940

The valuation of the acquired intangible assets and assumed deferred royalty obligations relies on significant unobservable inputs. The Company used an income approach to value the $635,000 for the acquired intangible asset. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 7.7 years (refer to Note 9, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment to record inventory from its historic cost to fair value of $10,700. The assumed senior secured notes payable and borrowings were settled immediately after the close of the acquisition, resulting in a loss in debt extinguishment of $4,145.

The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

Total revenues attributable to Ironshore from the Acquisition Date through September 30, 2024 were $7,961. Earnings attributable to Ironshore from the Acquisition Date through September 30, 2024, however, are not distinguishable due to the rapid integration of Ironshore’s core operations into the Company.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and nine months ended September 30, 2024 and 2023, as if the Ironshore Acquisition had occurred on January 1, 2023. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2023, and is not indicative of what such results would be expected for any future period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$178,899	$157,805	$512,925	$474,725
Net income	$(5,390)	$(11,567)	$(35,969)	$(102,849)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Ironshore. The summary pro forma financial information primarily reflects the following pro forma adjustments:

●	Employee severance-related expense of $8,443 was reflected as of January 1, 2023;
●	The Company’s acquisition-related transaction costs of $8,439 were reflected as of January 1, 2023;
●	Additional amortization expense from the acquired intangibles;
●	Additional cost of product revenues related to the step-up basis in inventory to record inventory at fair value; and
●	Adjustments to the Company’s interest expense related to additional borrowings on the 2024 Term Loan as defined in Note 11, Term Notes Payable, and elimination of certain Ironshore debt.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

Acquisition Related Expenses

In the three months ended September 30, 2024, the Company incurred $19,886 of acquisition related expenses as a result of the Ironshore Acquisition and the substantial majority were included in Selling, general, and administrative expense in the condensed consolidated statements of operations. These costs include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition; employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, Ironshore directors and officers insurance purchased at the closing of the Ironshore Acquisition, and miscellaneous other acquisition expenses incurred, including integration consulting costs and contract termination costs. The Company has accrued $1,501 related to employee severance costs incurred as of September 30, 2024 but not yet paid. Additional charges related to severance or retention payments are not expected to be material and the remaining employee termination costs are expected to be paid by March 31, 2025. The Company expects, however, to incur additional acquisition-related expenses relating to consulting fees, contract termination costs, and other integration-related expenses during the remainder of 2024.

Three Months Ended September 30,
2024
Employee-related expenses	$8,443
Transaction costs	8,439
Ironshore directors and officers insurance	1,090
Other acquisition expenses	1,914
Total acquisition related expenses	$19,886

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$9,335	$20,634	$56,654	$16,215
Adjustment for interest expense recognized on convertible senior notes	1,416	1,645	4,358	—
Net income - diluted	$10,751	$22,279	$61,012	$16,215
Denominator:
Weighted-average shares outstanding — basic	32,259,468	33,744,209	32,339,401	34,226,488
Effect of dilutive securities:
Stock options	327,605	222,355	395,759	263,513
Restricted stock units	969,888	583,153	1,059,018	659,153
Performance share units	—	—	—	—
Convertible senior notes	6,606,305	7,509,104	6,606,305	—
Weighted average shares outstanding — diluted	40,163,266	42,058,821	40,400,483	35,149,154

Earnings per share — basic	$0.29	$0.61	$1.75	$0.47
Earnings per share — diluted	$0.27	$0.53	$1.51	$0.46

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	—	749,443	—	395,405
Restricted stock units	231,644	979,200	236,794	977,250
Performance share units	223,680	503,880	223,680	503,880
Employee stock purchase plan	19,108	19,094	19,108	19,094
Convertible senior notes	—	—	—	7,509,104

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

There were no transfers between Levels 1, 2, and 3 during the nine months ended September 30, 2024 and 2023.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of September 30, 2024 and December 31, 2023:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Assets
Cash equivalents:
Money market funds	$12,957	$12,957	$—	$—
Marketable securities:
Corporate debt securities	65,621	—	65,621	—
U.S. Treasury securities	4,586	—	4,586	—
Government-sponsored securities	6,828	—	6,828	—
Commercial paper	3,962	—	3,962	—
Total assets measured at fair value	$93,954	$12,957	$80,997	$—
Liabilities
Contingent consideration	4,096	—	—	4,096
Total liabilities measured at fair value	$4,096	$—	$—	$4,096

December 31, 2023
Cash equivalents:
Money market funds	$77,299	$77,299	$—	$—
U.S. Treasury securities	4,729	—	4,729	—
Marketable securities:
Corporate debt securities	41,612	—	41,612	—
U.S. Treasury securities	25,468	—	25,468	—
Government-sponsored securities	4,521	—	4,521	—
Total assets measured at fair value	$153,629	$77,299	$76,330	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

Contingent Consideration

The Company’s contingent consideration liability is related to the Ironshore Acquisition in 2024. The Ironshore Acquisition included a contingent payment of $25,000 related to the achievement of a financial milestone based on net revenues of Jornay for the year ended December 31, 2025.

The contingent consideration liability is measured at fair value using an option pricing model. The Company classifies its contingent consideration liability as a Level 3 fair value measurement based on the significant unobservable inputs used to estimate fair value. The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of projected revenues.

Change in the Fair Value of Contingent Consideration

The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration for the Ironshore Acquisition (dollars in thousands):

Ironshore Acquisition
Contingent Consideration
Balance as of December 31, 2023	$—
Acquisition date fair value	4,096
Balance as of September 30, 2024	$4,096

There were no changes in fair value of the contingent consideration liability from the Acquisition Date the through the period end September 30, 2024.

Assets and Liabilities Not Carried at Fair Value

Convertible Senior Notes

The Company’s convertible senior notes are considered Level 2 financial liabilities. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of September 30, 2024, the fair value of the Company's 2.875% convertible senior notes due in 2029 was $269,652 and the net carrying value was $236,911.

Term Notes Payable

The Company’s term notes are considered Level 2 financial liabilities. The fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of September 30, 2024, the carrying amount of the term notes reasonably approximated the estimated fair value.

Deferred Royalty Obligation

The Company’s deferred royalty obligation liability was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 13, Deferred Royalty Obligation, for more information.

The royalty is not carried at fair value. The deferred royalty obligation is considered a level 3 fair value measurement. The fair value of the Company’s deferred royalty obligation approximates the carrying value as of September 30, 2024.

Other Assets and Liabilities

As of September 30, 2024, and December 31, 2023, the carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

7. Marketable Securities

Available-for-sale debt securities were classified on the Condensed Consolidated Balance Sheets at fair value as follows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$—	$4,729
Marketable securities	80,997	71,601
Total	$80,997	$76,330

The following table summarizes the available-for-sale securities held as of September 30, 2024 and December 31, 2023:

		Gross	Gross
September 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$65,242	$390	$(11)	$65,621
U.S. Treasury securities	4,585	1	—	4,586
Government-sponsored securities	6,820	8	—	6,828
Commercial paper	3,957	5	—	3,962
Total	$80,604	$404	$(11)	$80,997

December 31, 2023
Corporate debt securities	$41,610	$47	$(45)	$41,612
U.S. Treasury securities	30,189	8	—	30,197
Government-sponsored securities	4,517	4	—	4,521
Total	$76,316	$59	$(45)	$76,330

The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Matures within one year	$42,392	$61,672
Matures after one year through five years	38,605	14,658
Total	$80,997	$76,330

The unrealized losses on the Company’s available-for-sale securities were immaterial as of September 30, 2024 and December 31, 2023. In addition, there were no sales of marketable securities during the three and nine months ended September 30, 2024. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s Condensed Consolidated Statements of Operations.

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three and nine months ended September 30, 2024. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of September 30, 2024 and December 31, 2023.

8. Inventory

Inventory as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$4,203	$10,384
Work in process	17,389	6,740
Finished goods	16,440	15,208
Total inventory	$38,032	$32,332

The aggregate charges related to excess and obsolete inventory for the three and nine months ended September 30, 2024 were $44 and $477, respectively. The aggregate charges related to excess and obsolete inventory for the three and nine months ended September 30, 2023 were $563 and $1,624, respectively. These expenses were recorded as a component of cost of product revenues.

9. Goodwill and Intangible Assets

As of September 30, 2024 and December 31, 2023, the Company’s goodwill balance was $145,959 and $133,857, respectively. The Company’s goodwill resulted from the acquisition of BioDelivery Sciences International, Inc. (“BDSI”) on March 22, 2022 (the “BDSI Acquisition”) and the Ironshore Acquisition on September 3, 2024.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay	$635,000	$(6,285)	$628,715	$—	$—	$—
Belbuca	360,000	(190,366)	169,634	360,000	(133,821)	226,179
Nucynta Products	521,170	(424,247)	96,923	521,170	(382,710)	138,460
Symproic	70,000	(18,397)	51,603	70,000	(12,931)	57,069
Total intangible assets	$1,586,170	$(639,295)	$946,875	$951,170	$(529,462)	$421,708

The following table presents amortization expense recognized in cost of product revenues for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Jornay PM	$6,285	$—	$6,285	$—
Belbuca	18,849	18,850	56,545	56,545
Nucynta Products	13,847	15,646	41,537	49,237
Symproic	1,820	1,821	5,466	5,464
Total amortization expense	$40,801	$36,317	$109,833	$111,246

As of September 30, 2024, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay	Belbuca	Nucynta Products	Symproic	Total
2024	$20,957	$18,848	$13,847	$1,819	$55,471
2025	83,829	75,393	55,384	7,285	221,891
2026	83,829	75,393	27,692	7,285	194,199
2027	83,829	—	—	7,285	91,114
2028	83,829	—	—	7,285	91,114
Thereafter	272,442	—	—	20,644	293,086
Remaining amortization expense	$628,715	$169,634	$96,923	$51,603	$946,875

10. Accrued Liabilities

Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Accrued bonuses	$7,397	$4,987
Accrued royalties	7,185	14,198
Accrued product taxes and fees	4,906	5,013
Accrued payroll and related benefits	4,332	1,511
Accrued sales and marketing	3,542	1,198
Accrued audit and legal	3,163	700
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	3,044	—
Accrued inventory	2,415	—
Accrued incentive compensation	2,255	1,375
Accrued interest	1,943	2,853
Accrued severance expense related to Ironshore Acquisition	1,501	—
Accrued income taxes	1,066	2,136
Accrued other operating costs	4,851	3,600
Total accrued liabilities	$47,600	$37,571

11. Term Notes Payable

2024 Term Loan

On July 28, 2024, the Company entered into a Second Amended and Restated Loan Agreement by and among the Company, certain of its subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”). The 2024 Loan Agreement provided for a $645,833 secured term loan (the “2024 Term Loan”), consisting of a $320,833 initial term loan and a $325,000 delayed draw term loan. On the effective date of the 2024 Loan Agreement, the Company used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under the 2022 Term Loan. On the closing date of the Ironshore Acquisition, the Company used the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition and the 2024 Loan Agreement. The Company will use the remainder for general corporate purposes.

The 2024 Loan Agreement was accounted for as a debt modification as there was no change in the debtor or creditor and the present value of the cash flows under the terms of the new debt instrument were not at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company concluded that the present value of the cash flows under the terms of the new debt instrument were not at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. Accordingly, the new effective interest rate was determined based on the carrying amount of the original debt instrument adjusted for the increase in debt, and transaction fees of $126 were expensed. In connection with the 2024 Loan Agreement, the Company paid loan commitment and other fees to the lender of $11,825, which together with preexisting debt issuance costs and note discounts of $4,192 are amortized over the term of the loan using the effective interest rate.

The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50,000 as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028) and is guaranteed by certain of the Company’s material subsidiaries. The 2024 Term Loan is secured by substantially all of the assets of the Company and its material subsidiaries. Until September 30, 2024, the 2024 Term Loan bore an annual interest rate equal to term SOFR plus a spread adjustment of 0.13% (subject to a 1.20% floor), plus a margin of 7.50%. Following September 30, 2024, the 2024 Term Loan bears an annual interest rate equal to term SOFR plus a spread adjustment of 0.13% (subject to a 4.00% floor), plus a margin of 4.50% per annum, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024

Term Loan. The Company paid a one-time fee of 1.25% of the initial term loan principal amount on July 29, 2024 and paid a one-time fee of 2.25% of the delayed draw term loan principal amount on September 3, 2024. As of September 30, 2024, the contractual interest rate was 13.0%. The Company is required to pay the $645,833 principal balance under the 2024 Term Loan in equal quarterly installments of $16,146 over the remaining four years with a $387,500 final payment.

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

The following table presents the total interest expense recognized related to the 2024 Term Loan during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$13,936	$16,746	$39,691	$52,089
Amortization of debt discounts and debt issuance costs	947	1,821	3,745	5,808
Total interest expense	$14,883	$18,567	$43,436	$57,897

As of September 30, 2024, the effective interest rate on the 2024 Term Loan was 10.9%, which includes the impact of the reduction in the stated interest rate in the contract from 7.50% to 4.50% as part of the debt modification.

As of September 30, 2024, scheduled principal repayments under the 2024 Term Loan were as follows:

Years ended December 31,	Principal Payments
2024	$16,146
2025	64,583
2026	64,583
2027	64,583
2028	435,938
Total before unamortized discount and issuance costs	$645,833
Less: unamortized discount and issuance costs	(15,534)
Term notes carrying value	$630,299

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

As of September 30, 2024, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2029 Convertible Notes are classified on the Condensed Consolidated Balance Sheets as of September 30, 2024 as convertible senior notes.

As of September 30, 2024, the outstanding balance of the 2029 Convertible Notes consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(4,589)
Net carrying amount	$236,911

The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.28%. As of September 30, 2024, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.

As of September 30, 2024, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2024	$—
2025	6,943
2026	6,943
2027	6,943
2028	6,943
Thereafter	244,972
Total minimum payments	$272,744
Less: interest	(31,244)
Less: unamortized issuance costs	(4,589)
Convertible Notes carrying value	$236,911

The following table presents the total interest expense recognized related to the 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) during the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,736	$1,909	$5,523	$5,297
Amortization of debt issuance costs	261	302	847	863
Total interest expense	$1,997	$2,211	$6,370	$6,160

13. Deferred Royalty Obligation

The Company’s deferred royalty obligation liability is a debt obligation of Ironshore that was assumed as part of the Ironshore Acquisition. The deferred royalty obligation relates to royalty payments on net sales of Jornay that are paid to debtholders in exchange for funding provided to Ironshore by the debtholders. The royalty rate is 7.4% for net sales prior to July 1, 2025 and 9.7% thereafter through March 2032. The royalty payments are an unsecured obligation of the Company and there are no financial covenants or other restrictive covenants. The royalty payments are to be made semi-annually in February and August of each year related to the prior six-month calendar year period.

The deferred royalty obligation will be accreted to the total estimated royalty payments over the life of the agreement, which will be recorded as interest expense using the effective interest rate. The carrying value of the obligation will decrease for royalty payments made based upon the actual Jornay sales and related royalty payments. The effective interest rate is calculated based on current estimates of future royalty payments over the life of the arrangement. To the extent estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company accounts for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense. The initial effective interest rate and the rate as of September 30, 2024 was 15.2%.

A rollforward of the deferred royalty obligation is as follows:

Deferred Royalty Obligation
Acquired balance as of September 3, 2024	$118,339
Accretion interest expense	473
Payments made	—
Net carrying amount	$118,812

The total interest expense recognized related to the deferred royalty obligation during the three and nine months ended September 30, 2024 was $1,526.

14. Equity

The changes in shareholders’ equity for the three and nine months ended September 30, 2024 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	38,192,441	$38	$565,949	(6,323,892)	$(137,381)	$(233,189)	$14	$195,431
Exercise of common stock options	200,200	—	4,205	—	—	—	—	4,205
Issuance for employee stock purchase plan	18,538	—	356	—	—	—	—	356
Vesting of RSUs and PSUs	1,000,357	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(381,897)	—	(12,874)	—	—	—	—	(12,874)
Stock-based compensation	—	—	7,475	—	—	—	—	7,475
Other comprehensive loss, net of tax	—	—	—	—	—	—	(138)	(138)
Net income	—	—	—	—	—	27,713	—	27,713
Balance, March 31, 2024	39,029,639	$39	$565,111	(6,323,892)	$(137,381)	$(205,476)	$(124)	$222,169
Exercise of common stock options	282,248	1	5,727	—	—	—	—	5,728
Vesting of RSUs and PSUs	392,140	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(171,669)	(1)	(5,874)	—	—	—	—	(5,875)
Share repurchases from ASR agreement	—	—	(7,000)	(888,889)	(28,000)	—	—	(35,000)
Stock-based compensation	—	—	10,012	—	—	—	—	10,012
Other comprehensive loss, net of tax	—	—	—	—	—	—	(58)	(58)
Net income	—	—	—	—	—	19,606	—	19,606
Balance, June 30, 2024	39,532,358	$40	$567,976	(7,212,781)	$(165,381)	$(185,870)	$(182)	$216,583
Exercise of common stock options	9,079	—	140	—	—	—	—	140
Issuance for employee stock purchase plan	17,126	—	471	—	—	—	—	471
Vesting of RSUs and PSUs	61,930	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(4,037)	—	(142)	—	—	—	—	(142)
Share repurchases from Accelerated Share Repurchase ("ASR") agreement	—	—	7,000	(173,659)	(7,000)	—	—	—
Stock-based compensation	—	—	7,317	—	—	—	—	7,317
Other comprehensive income, net of tax	—	—	—	—	—	—	575	575
Net income	—	—	—	—	—	9,335	—	9,335
Balance, September 30, 2024	39,616,456	$40	$582,762	(7,386,440)	$(172,381)	$(176,535)	$393	$234,279

The changes in shareholders’ equity for the three and nine months ended September 30, 2023 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	37,084,759	$37	$538,073	(3,235,823)	$(61,924)	$(281,344)	$—	$194,842
Exercise of common stock options	234,132	—	3,848	—	—	—	—	3,848
Issuance for employee stock purchase plan	11,329	—	169	—	—	—	—	169
Vesting of RSUs and PSUs	775,904	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(289,281)	—	(7,736)	—	—	—	—	(7,736)
Stock-based compensation	—	—	6,035	—	—	—	—	6,035
Net loss	—	—	—	—	—	(17,426)	—	(17,426)
Balance, March 31, 2023	37,816,843	$38	$540,389	(3,235,823)	$(61,924)	$(298,770)	$—	$179,733
Exercise of common stock options	72,405	—	1,251	—	—	—	—	1,251
Vesting of RSUs and PSUs	73,805	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(9,655)	—	(220)	—	—	—	—	(220)
Stock-based compensation	—	—	7,072	—	—	—	—	7,072
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	—	13,007	—	13,007
Balance, June 30, 2023	37,953,398	$38	$548,492	(3,235,823)	$(61,924)	$(285,763)	$(38)	$200,805
Exercise of common stock options	21,185	—	302	—	—	—	—	302
Issuance for employee stock purchase plan	15,176	—	291	—	—	—	—	291
Vesting of RSUs and PSUs	18,207	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(7,359)	—	(172)	—	—	—	—	(172)
Share repurchases from Accelerated Share Repurchase ("ASR") agreement	—	—	—	(1,702,852)	(40,000)	—	—	(40,000)
Forward contract on ASR agreement	—	—	(10,000)	—	—	—	—	(10,000)
Stock-based compensation	—	—	7,027	—	—	—	—	7,027
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	—	20,634	—	20,634
Balance, September 30, 2023	38,000,607	$38	$545,940	(4,938,675)	$(101,924)	$(265,129)	$(52)	$178,873

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of September 30, 2024, there were 2,269,568 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period of service and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. The Company’s RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service. Upon termination, unvested RSUs are forfeited immediately. Refer to Note 15, Stock-based Compensation, for more information.

Share Repurchases

2023 Repurchase Program

In January 2023, the Company’s Board of Directors authorized the repurchase of up to $100,000 of shares of its common stock at any time or times through December 31, 2023 (the “2023 Repurchase Program”). The 2023 Repurchase Program permitted the Company to effect repurchases through a variety of methods, including open-market purchases (which may be made pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act.

In July 2023, the Company’s Board of Directors authorized an accelerated share repurchase (“ASR”) program to repurchase $50,000 of the Company’s common stock, as part of the 2023 Repurchase Program. Under the terms of the

Company’s ASR agreement with an investment bank, the Company paid $50,000 on August 7, 2023, and received 1,702,852 shares, representing 80% of the upfront payment on a price per share of $23.49, the closing price on the date the agreement was executed. The remaining shares purchased by the Company were based on the volume-weighted average price of its common stock through October 31, 2023, minus an agreed upon discount between the parties. In October 2023, the ASR agreement settled and the Company received an additional 462,442 shares, bringing the total shares repurchased pursuant to the ASR agreement to 2,165,294.

In November 2023, the Company’s Board of Directors authorized a second ASR program as part of the 2023 Repurchase Program to repurchase $25,000 of the Company’s common stock. Under the terms of the Company’s ASR agreement with an investment bank, the Company paid $25,000 on November 9, 2023, and received 865,426 shares, representing 80% of the upfront payment on a price per share of $23.11, the closing price on the date the agreement was executed. The remaining shares purchased by the Company were based on the volume-weighted average price of its common stock through December 29, 2023, minus an agreed upon discount between the parties. In December 2023, the ASR agreement settled and the Company received an additional 57,349 shares, bringing the total shares repurchased pursuant to the ASR agreement to 922,775.

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

The 2023 Repurchase Program expired on December 31, 2023. Through December 31, 2023, the Company repurchased 3,088,069 shares at a weighted-average price of $24.29 per share for a total of $75,000 under the 2023 Repurchase Program. Repurchased shares were returned to the Company’s pool of authorized but unissued shares. The cost of repurchased shares was recorded as treasury stock in the Consolidated Balance Sheet. Shares repurchased under the 2023 Repurchase Program resulted in an immediate reduction of shares outstanding used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share. As the Company was entitled to receive additional shares of its common stock in connection with the outstanding forward contracts, the receipt of additional shares of common stock was antidilutive. Therefore, no adjustments were made in the computation of earnings per share for the period the forwards were outstanding.

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

In May 2024, the Company’s Board of Directors authorized an ASR program to repurchase $35,000 of the Company’s common stock, as part of the 2024-2025 Repurchase Program. Under the terms of the Company’s ASR agreement with an investment bank, the Company paid $35,000 on May 13, 2024, and received 888,889 shares, representing 80% of the upfront payment on a price per share of $31.50, the closing price on the date the agreement was executed. The remaining shares to be purchased by the Company was to be based on the volume-weighted average price of its common stock through July 31, 2024, minus an agreed upon discount between the parties. In July 2024, the ASR agreement settled and the Company received an additional 173,659 shares, bringing the total shares repurchased pursuant to the ASR agreement to 1,062,548.

The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contracts, which represented the remaining shares to be delivered by the investment bank, were recorded as a reduction to stockholders’ equity. Both forward contracts associated with this ASR agreement were settled and not outstanding as of September 30, 2024.

As of September 30, 2024, the Company repurchased 1,062,548 shares at a weighted-average price of $32.94 per share for a total of $35,000 under the 2024-2025 Repurchase Program and the cost of repurchased shares was recorded as treasury stock in the Condensed Consolidated Balance Sheet. As of September 30, 2024, $115,000 remained available for share repurchases under the 2024-2025 Repurchase Program.

15. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company’s senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the nine months ended September 30, 2024 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	503,880	$33.13
Granted	203,000	45.06
Vested	(514,050)	32.53
Forfeited	(165,700)	43.12
Performance adjustment	196,550	32.58
Outstanding as of September 30, 2024	223,680	$37.45

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the nine months ended September 30, 2024, and 2023 was $45.06 and $38.71, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the nine months ended September 30, 2024. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.

A summary of the Company’s RSU activity for the nine months ended September 30, 2024 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	2,443,907	$22.88
Granted	1,205,775	34.63
Vested	(940,377)	23.22
Forfeited	(276,827)	27.94
Outstanding as of September 30, 2024	2,432,478	$27.99

The weighted-average grant date fair value per share of RSUs granted for the nine months ended September 30, 2024 and 2023 was $34.63 and $26.27, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the nine months ended September 30, 2024, and 2023 was $31,868 and $16,906, respectively.

Stock Options

The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.

A summary of the Company’s stock option activity for the nine months ended September 30, 2024 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2023	1,176,750	$19.48	4.3	$13,297
Exercised	(491,527)	20.49
Cancelled	(1,000)	27.73
Outstanding as of September 30, 2024	684,223	$18.74	3.6	$13,616
Exercisable as of September 30, 2024	684,083	$18.74	3.6	$13,613

There were no stock options granted during the nine months ended September 30, 2024 and 2023.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the nine months ended September 30, 2024, 35,664 shares of common stock were purchased for total proceeds of $827. The expense for the three months ended September 30, 2024 and 2023 was $91 and $55, respectively. The expense for the nine months ended September 30, 2024 and 2023 was $224 and $155, respectively.

Stock-based Compensation Expense

A summary of the allocation of the Company’s stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$7,317	$7,027	$24,804	$20,134
Total stock-based compensation expense	$7,317	$7,027	$24,804	$20,134

As of September 30, 2024, there was approximately $54,165 of unrecognized compensation expense related to unvested options, restricted stock units, and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

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

On September 1, 2020, the Bankruptcy Court entered an Order, lifting the automatic stays in both the District of Massachusetts and PTAB proceedings. On September 11, 2020, Purdue filed a motion to terminate the PTAB action on the basis that those proceedings had gone beyond the 18-month statutory period. On November 19, 2021, the PTAB: (i) denied Purdue’s motion to terminate the PGR; and (ii) issued its Final Written Decision, finding that the asserted claims of the ʼ961 patent were invalid for lack of written description and anticipation. Purdue appealed the decision to the Federal Circuit, which issued its decision on November 21, 2023, affirming the authority of the PTAB to issue its Final Written Decision and upholding the PTAB’s finding of invalidity relative to the ’961 patent. Purdue has exhausted all possibility of appeal, and the judgment of invalidity of the ’961 patent is final without further right of appeal.

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

The following table presents information regarding the Company’s income tax expense recognized for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$6,245	$8,149	$24,645	$12,808
Effective tax rate	40.1%	28.3%	30.3%	44.1%

The provision for income taxes for the three months ended September 30, 2024 reflects the estimated annual effective tax rate as adjusted for the discrete nondeductible costs. The provision for income taxes for the nine months ended September 30, 2024, reflect the estimated annual effective tax rate was additionally impacted by non-deductible costs from the debt extinguishment that occurred during the three months ended June 30, 2024, partially offset by discrete excess tax benefits related to stock-based compensation.

The provision for income taxes for the three months ended September 30, 2023 reflects the estimated annual effective tax rate. The provision for income taxes for the nine months ended September 30, 2023 was impacted by discrete nondeductible costs associated with the debt extinguishment that occurred in the three months ended March 31, 2023, partially offset by discrete excess tax benefits related to stock-based compensation awards.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of September 30, 2024.

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

Overview

We are building a leading, diversified specialty pharmaceutical company committed to improving the lives of people living with serious medical conditions. We commercialize our product portfolio, consisting of Belbuca, Xtampza ER, Nucynta IR and Nucynta ER (collectively the “Nucynta Products”), Symproic, and Jornay PM (“Jornay”) in the United States.

Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative options are inadequate. We began shipping and recognizing product sales related to Belbuca in March 2022 following our acquisition of BioDelivery Sciences International, Inc. (“BDSI”).

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

Jornay is a central nervous system (“CNS”) stimulant prescription medicine that contains methylphenidate HCl, which was approved by the FDA in August 2018 for the treatment of attention deficit hyperactivity disorder (“ADHD”) in people six years of age and older and currently the only FDA-approved stimulant medication that is dosed in the evening. We began recognizing product sales related to Jornay in September 2024 following our acquisition of Ironshore Therapeutics Inc. (“Ironshore”) (the “Ironshore Acquisition”).

Outlook

We believe that our cash and cash equivalents as of September 30, 2024, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

Business Combination Accounting and Valuation of Acquired Net Assets

We completed the Ironshore Acquisition on September 3, 2024, which was accounted for as a business combination. To determine whether the acquisition should be accounted for as a business combination or as an asset acquisition, we made certain judgments regarding whether the acquired set of activities and assets met the definition of a business. Judgment is required in assessing whether the acquired processes or activities, along with their inputs, would be substantive to constitute a business, as defined by U.S. GAAP.

The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. The purchase price allocation is a critical accounting estimate because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions based on non-observable inputs. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets, the fair value of acquired inventory and the fair value of the assumed deferred royalty obligation. These cash flow projections are based on management's estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets; the timing and projection of costs and expenses, discount rates; and tax rates.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Product revenues, net	$159,301	$136,709	$449,500	$417,022
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	21,706	20,081	60,611	74,237
Intangible asset amortization	40,801	36,317	109,833	111,246
Total cost of product revenues	62,507	56,398	170,444	185,483
Gross profit	96,794	80,311	279,056	231,539
Operating expenses
Selling, general and administrative	61,955	35,298	147,272	126,266
Total operating expenses	61,955	35,298	147,272	126,266
Income from operations	34,839	45,013	131,784	105,273
Interest expense	(18,394)	(20,768)	(51,320)	(64,058)
Interest income	3,280	4,538	12,164	11,312
Loss on extinguishment of debt	(4,145)	—	(11,329)	(23,504)
Income before income taxes	15,580	28,783	81,299	29,023
Provision for income taxes	6,245	8,149	24,645	12,808
Net income (loss)	$9,335	$20,634	$56,654	$16,215

Comparison of the three months ended September 30, 2024 and September 30, 2023

Product revenues, net

Product revenues, net were $159.3 million for the three months ended September 30, 2024 (the “2024 Quarter”), compared to $136.7 million for the three months ended September 30, 2023 (the “2023 Quarter”). The $22.6 million increase is primarily due to increased revenue for Xtampza of $9.7 million, Belbuca of $7.7 million, and Jornay of $8.0 million, partially offset by decreased revenue for the Nucynta Products of $2.4 million.

The increase in revenue for Xtampza ER of $9.7 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and returns as well as higher gross price, partially offset by lower sales volume.

The increase in revenue for Jornay of $8.0 million is due to the acquisition of the product from Ironshore in the 2024 Quarter.

The increase in revenue for Belbuca of $7.7 million is primarily due to higher sales volume and gross price, partially offset by higher gross-to-net adjustments related to provisions for chargebacks.

The decrease in revenue for the Nucynta Products of $2.4 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, partially offset by higher gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $21.7 million for the 2024 Quarter, compared to $20.1 million for the 2023 Quarter. The $1.6 million increase was due to the addition of Jornay as a result of the Ironshore Acquisition in the 2024 Quarter.

Intangible asset amortization expense is recognized in connection with our intangible assets. The intangible assets are amortized on a straight-line basis over the respective estimated useful lives. Intangible asset amortization was $40.8 million for the 2024 Quarter, compared to $36.3 million for the 2023 Quarter. The $4.5 million increase was primarily due to the addition of the Jornay intangible asset during the 2024 Quarter, partially offset by a decrease as a result of the FDA granting New Patient Population exclusivity for Nucynta IR through July 3, 2026 in the third quarter of 2023, resulting in an extension of the estimated useful life of the underlying intangible asset and a reduction of amortization expense recognized during the 2024 Quarter.

Operating Expenses

Selling, general and administrative expenses were $62.0 million for the 2024 Quarter, compared to $35.3 million for the 2023 Quarter. The $26.7 million increase was primarily related to:

●	an increase in acquisition-related expense of $19.9 million due to the Ironshore Acquisition;
●	an increase in salaries, wages and benefits of $4.0 million primarily due to additional headcount added in the 2024 Quarter as a result of the Ironshore Acquisition, including the sales force that promotes Jornay; and
●	an increase in sales and marketing expenses of $3.0 million, primarily due to the timing of marketing related expenses as well as additional sales and marketing expenses to support Jornay.

Interest expense and Interest income

Interest expense was $18.4 million for the 2024 Quarter, compared to $20.8 million for the 2023 Quarter. The $2.4 million decrease was primarily due to lower interest expense associated with the 2022 Term Loan and 2024 Term Loan as a result of lower interest rates, partially offset by additional interest costs from borrowings to partially finance the acquisition of Ironshore.

Interest income was $3.3 million for the 2024 Quarter, compared to $4.5 million for the 2023 Quarter. The $1.2 million decrease was primarily due to a lower overall balance invested in the 2024 Quarter compared to the 2023 Quarter as a result of cash being used to fund the Ironshore Acquisition in the 2024 Quarter.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.1 million for the 2024 Quarter, compared to none in the 2023 Quarter. The $4.1 million increase was due to the redemption and extinguishment of assumed debt from the Ironshore Acquisition during the 2024 Quarter.

Taxes

The provision for income taxes was $6.2 million for the 2024 Quarter, compared to $8.1 million for the 2023 Quarter. The $1.9 million decrease is primarily due to lower earnings in the 2024 Quarter compared to the 2023 Quarter primarily due to acquisition related-expense incurred during the 2024 Quarter due to the Ironshore Acquisition.

Comparison of the nine months ended September 30, 2024 and September 30, 2023

Product revenues, net

Product revenues, net were $449.5 million for the nine months ended September 30, 2024 (the “2024 Period”), compared to $417.0 million for the nine months ended September 30, 2023 (the “2023 Period”). The $32.5 million increase is primarily due to increased revenue for Belbuca of $23.3 million, Xtampza of $11.0 million and Jornay of $8.0 million, partially offset by decreased revenue for the Nucynta Products of $9.1 million.

The increase in revenue for Belbuca of $23.3 million is primarily due to higher sales volume and gross price, partially offset by higher gross-to-net adjustments related to provisions for chargebacks.

The increase in revenue for Xtampza ER of $11.0 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by lower sales volume.

The increase in revenue for Jornay of $8.0 million is due to the acquisition of the product from Ironshore in the 2024 Quarter.

The decrease in revenue for the Nucynta Products of $9.1 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, partially offset by higher gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $60.6 million for the 2024 Period, compared to $74.2 million for the 2023 Period. The $13.6 million decrease was primarily related to the 2023 Period including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI, partially offset by cost of product revenues for Jornay as well as higher sales volume in the 2024 Period for Belbuca.

Intangible asset amortization was $109.8 million for the 2024 Period, compared to $111.2 million for the 2023 Period. The $1.4 million decrease was primarily a result of the FDA granting New Patient Population exclusivity for Nucynta IR to July 3, 2026 in the third quarter of 2023, resulting in an extension of the estimated useful life of the underlying intangible asset and a reduction of amortization expense recognized during the 2024 Period. This decrease was partially offset by an increase in intangible asset amortization following the Ironshore Acquisition in the 2024 Period.

Operating Expenses

Selling, general and administrative expenses were $147.3 million for the 2024 Period, compared to $126.3 million for the 2023 Period. The $21.0 million increase was primarily related to:

●	an increase in acquisition related expense of $19.9 million due to the Ironshore Acquisition; and
●	an increase in salaries, wages and benefits of $10.9 million primarily due to expenses incurred as a result of the CEO transition announced in May 2024, including higher stock-based compensation expense of $3.7 million related to accelerated equity awards and higher severance, benefits, and related expenses incurred of $3.1 million, as well as an increase of $4.1 million in other salaries, wages and benefits expense, including the impact of the additional headcount added in the 2024 Quarter as a result of the Ironshore Acquisition, including the sales force for Jornay; partially offset by
●	a decrease in audit and legal expenses of $9.9 million, primarily due to an $8.5 million litigation settlement during the 2023 Period and lower litigation related expenses.

Interest expense and Interest income

Interest expense was $51.3 million for the 2024 Period, compared to $64.1 million for the 2023 Period. The $12.8 million decrease was primarily due to lower interest expense associated with the 2022 Term Loan and 2024 Term Loan as a result of a lower average overall principal balance during the 2024 Period, partially offset by additional interest costs from borrowings on September 3, 2024 to partially finance the acquisition of Ironshore.

Interest income was $12.2 million for the 2024 Period, compared to $11.3 million for the 2023 Period. The $0.9 million increase was primarily due to higher interest rates earned on cash equivalents and marketable securities as well as a higher overall average balance invested in the 2024 Period compared to the 2023 Period.

Loss on extinguishment of debt

Loss on extinguishment of debt was $11.3 million for the 2024 Period, compared to $23.5 million in the 2023 Period. The $12.2 million decrease was due to the 2023 Period including a $23.5 million loss on extinguishment resulting from the repurchase of $117.4 million of convertible notes due in 2026 in the 2023 Period. In the 2024 Period, the remaining $26.4 million of convertible notes due in 2026 were redeemed, resulting in a $7.2 million loss on extinguishment in the 2024 Period. In addition, in the 2024 Period, assumed debt from the Ironshore Acquisition was redeemed, resulting in a loss on extinguishment of $4.1 million in the 2024 Period.

Taxes

The provision for income taxes was $24.6 million for the 2024 Period, compared to $12.8 million for the 2023 Period. The $11.8 million increase is primarily due to higher earnings in the 2024 Period compared to the 2023 Period. These increases were partially offset by the 2023 Period including higher non-deductible costs associated with debt extinguishments.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily through private placements and/or public offerings of our preferred stock, common stock, and convertible notes; term loan debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Belbuca, Xtampza, the Nucynta Products, and Jornay.

In July 2024, we amended and replaced our 2022 Term Loan with a $645.8 million secured term loan (the “2024 Term Loan”), consisting of a $320.8 million initial term loan and a $325.0 million delayed draw term loan. We used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under the 2022 Term Loan. We used the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition and, pay fees and expenses in connection with the Ironshore Acquisition and the 2024 Term Loan. We will use the remainder for general corporate purposes.

As of September 30, 2024, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. The $241.5 million principal balance is due in 2029.

As of September 30, 2024, we had $120.0 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2024, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements

The following transactions represent material changes in our borrowing arrangements from our most recently filed Annual Report.

On April 11, 2024, we provided notice of redemption for the remaining $26.4 million aggregate principal amount of our 2.625% convertible senior notes due in 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes were fully redeemed on June 18, 2024. We settled the redemption of the 2026 Convertible Notes in cash. Refer to Note 12, Convertible Senior Notes, for more information.

On July 28, 2024, in connection with the acquisition of Ironshore Therapeutics Inc., we amended and restated the 2022 Term Loan. Refer to Note 11, Term Note Payable, for more information.

Cash Flows

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$120,336	$201,411
Net cash used in investing activities	(275,997)	(45,715)
Net cash (used in) provided by financing activities	(19,326)	(72,352)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(174,987)	$83,344

Operating activities. Cash provided by operating activities was $120.3 million for the 2024 Period, compared to $201.4 million for the 2023 Period. The $81.1 million decrease was primarily due to cash used to settle certain liabilities assumed from Ironshore, including $28.4 million of Ironshore’s cash-settled share-based awards liabilities, $23.5 million of accrued operating liabilities, and $9.0 million of Ironshore cash-settled warrant liabilities. In addition, various acquisition-related expenses were incurred and paid in the 2024 Period, including $7.6 million in transaction costs, $6.7 million in employee-related expenses, and $1.1 million in Ironshore directors and officers insurance expense in the 2024 Period related to the Ironshore Acquisition.

Investing activities. Cash used in investing activities was $276.0 million for the 2024 Period, compared to $45.7 million for the 2023 Period. The $230.3 million increase was primarily due to $267.5 million cash paid to acquire Ironshore (net of cash acquired) and $32.6 million increase in purchases of marketable securities, partially offset by $70.6 million increase in maturities of marketable securities.

Financing activities. Cash used in financing activities was $19.3 million for the 2024 Period, compared to $72.4 million in the 2023 Period. The $53.1 million decrease was primarily due to:

●	an increase in proceeds received from the modification of term loans of $313.2 million;
●	a decrease in repayments of term notes of $25.0 million;
●	a decrease in cash used to repurchase common stock of $15.0 million;
●	an increase in cash provided from stock option exercises of $4.7 million; partially offset by
●	the payoff of assumed debt from Ironshore of $164.6 million in the 2024 Period;
●	the repurchase of a portion of our 2026 Convertible Notes and issuance of our 2029 Convertible Notes which resulted in net proceeds of $96.6 million in the 2023 Period;
●	the $33.2 million cash settlement of our 2026 Convertible Notes in the 2024 Period; and
●	an increase in payments for employee stock tax withholdings of $10.8 million.

Funding Requirements

We believe that our cash, cash equivalents, and marketable securities as of September 30, 2024, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have significant future capital requirements, including:

●	expected operating expenses to manufacture and commercialize our products and to operate our organization;
●	repayment of outstanding principal amounts and interest in connection with our 2024 Term Loan and 2029 Convertible Notes;
●	royalties we pay on sales of certain products within our portfolio;
●	the successful integration of Ironshore operations following the Ironshore Acquisition;
●	operating lease obligations;
●	minimum purchase obligations in connection with our contract manufacturer;
●	cash paid for income taxes;
●	deferred royalty obligation in connection with Jornay, and
●	contingent payment upon the achievement of a financial milestone based on net revenues of Jornay.

In addition, we have significant potential future capital requirements, including:

●	we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital;
●	any judgments rendered against us in connection with any of the litigation matters set forth in Note 16, Commitments and Contingencies, to our financial statements; and
●	in January 2024, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

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

There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

●	we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business;
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis; and
●	we exclude other expenses, from time to time, that are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
GAAP net income	$9,335	$20,634	$56,654	$16,215
Adjustments:
Interest expense	18,394	20,768	51,320	64,058
Interest income	(3,280)	(4,538)	(12,164)	(11,312)
Loss on extinguishment of debt	4,145	—	11,329	23,504
Provision for income taxes	6,245	8,149	24,645	12,808
Depreciation	946	835	2,815	2,547
Amortization	40,801	36,317	109,833	111,246
Stock-based compensation	7,317	7,027	24,804	20,134
Litigation settlements	—	—	—	8,500
Recognition of step-up basis in inventory	1,301	198	1,301	15,116
CEO transition expense	—	—	3,051	—
Acquisition related expenses	19,886	—	19,886	—
Total adjustments	$95,755	$68,756	$236,820	$246,601
Adjusted EBITDA	$105,090	$89,390	$293,474	$262,816

Adjusted EBITDA was $105.1 million for the 2024 Quarter compared to $89.4 million for the 2023 Quarter. The $15.7 million increase was primarily due to higher product revenues.

Adjusted EBITDA was $293.5 million for the 2024 Period compared to $262.8 million for the 2023 Period. The $30.7 million increase was primarily due to higher product revenues.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
GAAP operating expenses	$61,955	$35,298	$147,272	$126,266
Adjustments:
Stock-based compensation	7,317	7,027	24,804	20,134
Litigation settlements	—	—	—	8,500
CEO transition expense	—	—	3,051	—
Acquisition related expenses	19,886	—	19,886	—
Total adjustments	$27,203	$7,027	$47,741	$28,634
Adjusted operating expenses	$34,752	$28,271	$99,531	$97,632

Adjusted operating expenses were $34.8 million in the 2024 Quarter compared to $28.3 million in the 2023 Quarter. The $6.5 million was primarily driven by:

●	higher salaries, wages and benefits (excluding stock-based compensation expense) of $3.8 million due to additional headcount added in the 2024 Quarter as a result of the Ironshore Acquisition, including the sales force for Jornay; and
●	higher sales and marketing expenses of $3.0 million, primarily due to the timing of marketing related expenses as well as additional sales and marketing expenses to support Jornay following in the Ironshore Acquisition.

Adjusted operating expenses were $99.5 million in the 2024 Period compared to $97.6 million in the 2023 Period. The $1.9 million increase was primarily driven by:

●	higher salaries, wages and benefits (excluding stock-based compensation expense) of $3.8 million due to additional headcount added in the 2024 Quarter as a result of the Ironshore Acquisition, including the sales force for Jornay; partially offset by
●	lower audit and legal expenses (excluding litigation settlements) of $1.4 million.

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

Adjusted net income and adjusted earnings per share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except share and per share data)
GAAP net income	$9,335	$20,634	$56,654	$16,215
Adjustments:
Non-cash interest expense	1,681	2,124	5,065	6,672
Loss on extinguishment of debt	4,145	—	11,329	23,504
Amortization	40,801	36,317	109,833	111,246
Stock-based compensation	7,317	7,027	24,804	20,134
Litigation settlements	—	—	—	8,500
Recognition of step-up basis in inventory	1,301	198	1,301	15,116
CEO transition expense	—	—	3,051	—
Acquisition related expenses	19,886	—	19,886	—
Income tax effect of above adjustments (1)	(20,974)	(11,300)	(45,635)	(42,274)
Total adjustments	$54,157	$34,366	$129,634	$142,898
Non-GAAP adjusted net income	$63,492	$55,000	$186,288	$159,113

Adjusted weighted-average shares — diluted (2)	40,163,266	42,058,820	40,400,483	41,679,546
Adjusted earnings per share (2)	$1.61	$1.34	$4.71	$3.91

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended September 30, 2024 and 2023 were 28.1% and 25.6%, respectively; and the blended federal and state statutory rate for the nine months ended September 30, 2024 and 2023 were 27.1% and 25.6%, respectively. As such, the non-GAAP effective tax rates for the three months ended September 30, 2024 and 2023 were 27.9% and 24.7%, respectively; and the non-GAAP effective tax rates for the nine months ended September 30, 2024 and 2023 were 26.0% and 22.8%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the three months ended September 30, 2024 and 2023, adjusted weighted-average shares – diluted includes 6,606,305 and 7,509,104 shares, respectively, attributable to our convertible notes. For the nine months ended September 30, 2024 and 2023, adjusted weighted-average shares – diluted includes 6,606,305 and 6,530,392 shares, respectively, attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

Contractual Obligations

With the exception of the 2024 Term Loan as discussed in Note 11, Term Notes Payable, and deferred royalty obligation as discussed in Note 13, Deferred Royalty Obligation, there have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations from our most recently filed Annual Report.

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

As of September 30, 2024, our investment portfolio includes $13.0 million of cash equivalents and $81.0 million of marketable securities, which are primarily comprised of money market funds, U.S. Treasury securities, corporate debt securities, government-sponsored securities, and commercial paper. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2024 Term Loan

The 2024 Term Loan bears interest at a rate equal to adjusted term SOFR + 4.50%, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. Based on the outstanding principal amount of the 2024 Term Loan as of November 7, 2024 of $645.8 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $6.5 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by SEC guidance, which provides that a newly acquired company may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, Ironshore was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Ironshore, which we acquired in September 2024, represented approximately 8% of the Company’s total consolidated assets (excluding goodwill, intangibles, and the recognition of step-up basis in inventory) and 2% of our consolidated total revenue for the nine months ended September 30, 2024.

Changes in Internal Control Over Financial Reporting

We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls of Ironshore. Except for the acquisition of Ironshore, which we expect to integrate into our existing internal control environment, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	Our ability to realize the benefits of the Ironshore Therapeutics, Inc. (“Ironshore”) acquisition is substantially dependent on the timely and effective integration of the operations of Collegium and Ironshore;
●	Our business may be adversely affected by certain events or circumstances outside our control, including macroeconomic conditions and geopolitical turmoil;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all;
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

As part of the BDSI acquisition, we acquired an estimated $234.7 million of federal NOL carryovers which are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under IRC 382. We performed an IRC 382 study following the BDSI Acquisition in 2022 and concluded that there were ownership changes that occurred during the years 2006 and 2022 that would be subject to IRC 382 limitations. These IRC 382 annual limitations may limit our ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers, which may potentially limit our ability to reduce our future federal income tax liability by using these losses. As of December 31, 2023, remaining net operating losses of $124.3 million are subject to limitation. Refer to Note 17, Income Taxes, to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.

In July 2024, in connection with the Ironshore acquisition, we entered into a Second Amended and Restated Loan Agreement by and among us, certain of our subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”), of which $645.8 million in principal was outstanding as of November 7, 2024. In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).

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

Further, amounts outstanding under our 2024 Loan Agreement bear an annual interest rate equal to adjusted term Secured Overnight Financing Rate (“SOFR”) + 4.50%, and are subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any period will fluctuate based on SOFR and other variable interest rates, as applicable. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Our business and future success are substantially dependent on our ability to continue successfully commercializing our products, including Xtampza ER, the Nucynta Products, Belbuca, Symproic, Jornay and any products that we may acquire in the future.

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

Xtampza ER was approved with label language describing abuse-deterrent properties of the formulation with respect to the nasal and IV routes of abuse, consistent with Guidance for Industry, “Abuse-Deterrent Opioids – Evaluation and Labeling.” In November 2017, the FDA approved a supplemental NDA for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

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

Our commercial organization continues to evolve and we cannot guarantee that we will continue to be successful in marketing our products. We recently acquired the sales force supporting Jornay in connection with the Ironshore acquisition and we cannot guarantee that we will be able to build and manage the Jornay sales infrastructure, while continuing to support and maintain our existing sales organization. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, including with respect to our acquisition of Jornay, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:

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

If our products fail to have an adequate level of acceptance by the medical community, patients, or healthcare payors, we will not be able to generate sufficient revenue to remain profitable. Since we expect to rely on sales generated by Xtampza ER, the Nucynta Products, Belbuca, Symproic, and Jornay for substantially all of our revenues for the foreseeable future, the failure of these products to maintain market acceptance would harm our business prospects.

Some of our products contain controlled substances, and the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies.

Some of our products contain controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol hydrochloride and Jornay’s active ingredient, methylphenidate hydrochloride, are each classified as Schedule II controlled substances under the Controlled Substances Act (“CSA”) and regulations of the DEA and the active ingredient in Belbuca, buprenorphine hydrochloride, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol, methylphenidate and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section in our Annual Report entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, the Nucynta Products or Jornay increases and we cannot meet such demand in a timely fashion because of our limited supply of their active pharmaceutical ingredients, then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

The regulations that govern marketing approvals, pricing and reimbursement for drug products can vary widely. Current and future legislation may significantly change these approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Pricing limitations may hinder our ability to recoup our investment in our products. Refer to the sections in our Annual Report entitled “Business — Government Regulation — Third-Party Payor Coverage and Reimbursement” and “ — Healthcare Reform” for more information.

Our ability to market and sell any product successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments are available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors determine which medications they will cover and establish reimbursement levels and tiers of preference based on the perceived value and innovation of a given product. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and establishing administrative hurdles that incentivize use of generic and/or lower cost products first. Increasingly, third-party payors are requiring that drug companies provide them with discounts and rebates from list prices and are challenging the prices charged for medical products. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates. Additionally, a greater number of third-party payors may seek discounts and rebates in order to offer or maintain access for our products. We cannot be sure that high-quality coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory.

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

The Inflation Reduction Act of 2022 (the “IRA”), for example, contains substantial drug pricing reforms, including the establishment of a drug price negotiation program under the Medicare program that would subject manufacturers of some brand-name medications without generic or biosimilar competition to a price negotiation process that results in a negotiated “maximum fair price” (or alternatively requires manufacturer who do not participate in the negotiation process to pay an excise tax for noncompliance), the establishment of rebate payment requirements on manufacturers of drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and revisions to the way manufacturers provide discounts on Part D drugs. The IRA also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000 per year, thereby eliminating the Medicare Part D coverage gap or “donut hole.” Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.

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

Social issues around the abuse of opioids and stimulants, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our products and may adversely impact external investor perceptions of our business.

Law enforcement and regulatory agencies may apply policies and guidelines that seek to limit the availability or use of opioids and stimulants. Such efforts may inhibit our ability to continue to commercialize our products.

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of people who abuse drugs to discover previously unknown ways to abuse opioid drugs and stimulants, including Xtampza ER, the Nucynta Products, Belbuca and Jornay; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid and stimulant drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our products, decrease the revenues we are able to generate from their sale and adversely impact external investor perceptions of our business. Similarly, to the extent opioid and stimulant abuse becomes less prevalent or less urgent of a public health issue, regulators and third-party payors may not be willing to pay a premium for abuse-deterrent formulations of opioids.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Additionally, under the Food and Drug Omnibus Reform Act of 2022, FDA will assign therapeutic equivalence ratings for certain prescription drugs approved via the Section 505(b)(2) NDA pathway with respect to other approved drug products and it is unclear how assignment of these ratings will impact the market opportunity for our products. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore, to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. Refer to Note 16, Commitments and Contingencies, to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.

We have sought in the past, and may seek in the future, FDA pediatric exclusivity for some of our products. Pediatric exclusivity, if granted, adds six months of patent term and marketing exclusivity to existing exclusivity periods for all formulations, dosage forms, and indications for the active moiety, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity in pediatrics by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA’s Pediatric Written Request (the “Written Request”) to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. In June 2024, we announced that the FDA deemed these data to be responsive to its Written Request, granting pediatric exclusivity to the entire Nucynta franchise for an additional six months, to December 27, 2025 for Nucynta ER and January 3, 2027 for Nucynta IR. Whenever we seek pediatric exclusivity, there is no guarantee that the FDA will agree that the Written Request has been satisfied and that we will receive this additional exclusivity, or that we will maintain such exclusivity, if granted.

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

Additionally, the Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act), was enacted in 2019 requiring sponsors of approved drugs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

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

We have also transitioned commercial manufacturing for Nucynta ER from Janssen to Patheon. While we were successful in our regulatory approval and validation activities, we could encounter issues in obtaining commercial supply from Patheon’s facility due to technical problems or challenges obtaining adequate and/or timely DEA procurement quota.

Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional costs, to qualify these sources. Our reliance on a limited number of vendors and, in particular, Patheon as our single manufacturer for Xtampza ER and Nucynta ER, exposes us to the following risks, any of which could impact commercialization of our products, result in higher costs, or deprive us of potential product revenues:

●	Our contract manufacturers, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment;
●	Our contract manufacturers could default on their agreements with us to meet our requirements for commercial supplies of our products and/or we could experience technical problems in the operation of our dedicated manufacturing suite;
●	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products, before we may use the alternative manufacturer to produce commercial supplies;
●	It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully; and
●	If our contract manufacturers were to terminate our arrangements or fail to meet our commercial manufacturing demands, we may be forced to delay our development and commercial programs.

Failure to obtain the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture our products could adversely affect our ability to continue to commercialize our products, which could in turn adversely affect our results of operations and financial condition. Likewise, the inability of any of our sole or limited suppliers to provide components that meet our specifications and requirements could adversely impact our ability to manufacture our products. In addition, DEA regulations, through the quota procurement process, limit the amount of DEA-controlled active pharmaceutical ingredient we have available for manufacture. Consequently, we are limited in our ability to maintain an appreciable safety stock of finished drug product. Recently, the ADHD market has encountered several supply chain interruptions, due to, among other items, limited DEA quota of methylphenidate hydrochloride, creating a shortage in supply of ADHD medication. In July 2024, the U.S. Centers for Disease Control and Prevention issued an official health advisory warning, noting that patients who rely on prescription stimulant medications to treat ADHD could experience a disruption to their treatment and disrupted access to care while the shortage persists. While Jornay has not experienced these issues to date, there is no assurance that we will not experience these issues related to Jornay in the future.

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

There are currently global supply chain disruptions and shortages caused by a variety of factors, including geopolitical turmoil, such as the Ukrainian War and current conflict in Israel and Gaza. While we and our suppliers are still able to receive sufficient inventory of the key materials and components needed, we could experience pressure on our supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, including excipients and packaging components. To date, supply chain interruptions have not had a material impact on our results of operations. However, if these disruptions and shortages continue, we may in the future experience a material interruption to our supply chain. Such an interruption could have a material adverse impact on our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

Our ability to realize the benefits from the acquisition of Ironshore, which closed on September 3, 2024, is substantially dependent on the timely and effective integration of the operations of Collegium and Ironshore. The process of integrating the operations of Collegium and Ironshore could encounter unexpected costs and delays, which include:

●	failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable;
●	unanticipated issues associated with our entrance into the ADHD market, which we have no direct prior experience in;
●	unexpected losses of key employees, customers or suppliers;
●	inability to successfully manage the newly acquire Jornay sales force, while continuing to build and maintain our existing sales organization;
●	unanticipated issues in conforming Ironshore’s standards, processes, procedures and internal controls with our operations;
●	increasing the scope, geographic diversity and complexity of our operations;
●	diversion of management’s attention from other business concerns;
●	adverse effects on our or Ironshore’s existing business relationships;
●	unanticipated expenses and liabilities; and
●	unanticipated issues in integrating sales, marketing and administrative functions.

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

Competition in the pain and opioid market is intense. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Belbuca, Xtampza ER, and the Nucynta Products compete with oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Actavis, Endo, Mallinckrodt, Purdue, Teva, and others. Jornay competes with currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Products of these types are marketed by J&J Innovative Medicines, Supernus Pharmaceuticals, Inc., Tris Pharma, Novartis AG, Noven Therapeutics, LLC, UCB SA, Aytu BioScience, Inc. Adlon Therapeutics, Inc. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do. Our competitors have developed or may develop technologies that are, or may be, the basis for competitive products that are safer, more effective or less costly than our products. Moreover, oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our products and the established use of these competitive products may limit the potential for our products to receive widespread acceptance.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of September 30, 2024, there were outstanding options to purchase an aggregate of 684,223 shares of our common stock at a weighted average exercise price of $18.74 per share, of which options to purchase 684,083 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In January 2024, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. In May 2024, we entered into an accelerated share repurchase program to repurchase $35.0 million of our common stock, as part of the 2024-2025 Repurchase Program. As of September 30, 2024, we repurchased 1,062,548 shares at a weighted-average price of $32.94 per share for a total of $35.0 million under the 2024-2025 Repurchase Program. As of September 30, 2024, $115 million remained available for share repurchases under the 2024-2025 Repurchase Program. Additional share repurchases under the 2024-2025 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities

The following table sets forth shares of common stock repurchased under our 2024-2025 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended September 30, 2024:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2024 through July 31, 2024	174,285		$32.93	173,659		$115,000
August 1, 2024 through August 31, 2024	2,352		35.62	—		115,000
September 1, 2024 through September 30, 2024	1,059		36.07	—		115,000
Total	177,696	(2)	$32.98	173,659	(2)	$115,000

(1)	The 2024-2025 Repurchase Program was announced on January 3, 2024. The 2024-2025 Repurchase Program provides for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through June 30, 2025. The 2024-2025 Repurchase Program did not expire during the three months ended September 30, 2024, nor do we currently plan to terminate the 2024-2025 Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

The disclosure set forth in Part II – Item 2 above is incorporated herein by reference.

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended September 30, 2024:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Colleen Tupper	Executive Vice President and Chief Finance Officer	Adoption	August 14, 2024	X		April 30, 2025	69,260
Scott Dreyer	Executive Vice President and Chief Commercial Officer	Adoption	August 28, 2024	X		August 22, 2025	106,450
Shirley Kuhlmann	Executive Vice President, Chief Administrative Officer, General Counsel & Secretary	Adoption	September 13, 2024	X		March 31, 2025	107,500

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
2.1*˄	Agreement and Plan of Merger, dated as of July 28, 2024, by and among the Company, Ironshore Therapeutics Inc. and Shareholder Representative Services LLC.
10.1

Second Amended and Restated Loan Agreement by and among the Company, its subsidiaries party thereto; BioPharma Credit PLC, as collateral agent and lender; BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP, as lender, dated as of July 28, 2024.

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

˄ Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 7, 2024	By:	/s/ MICHAEL T. HEFFERNAN
Michael T. Heffernan
Interim Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2024	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)