Form 10-K
period 2024-12-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2025-02-27
CIK 1267565

04

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,032.8 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 28, 2024 of $32.20 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2025, there were 31,485,523 shares of the registrant's common stock, par value, $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2024, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

Item 1. Business

Overview

Our mission is to build a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. We have developed, licensed, and acquired a portfolio of meaningfully differentiated products for use in the treatment of attention deficit hyperactivity disorder (“ADHD”) and moderate to severe pain. We commercialize our products, consisting of Jornay PM (“Jornay”), Belbuca, Xtampza ER (“Xtampza”), Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic, in the United States.

Jornay PM

On September 3, 2024, we acquired Ironshore, which had developed and obtained commercial approval to market Jornay in the United States.

Jornay is a central nervous system (“CNS”) stimulant prescription medicine that contains methylphenidate HCl, a Schedule II methylphenidate, which was approved by the U.S. Food and Drug Administration (“FDA”) in August 2018 for the treatment of ADHD in people six years of age and older and currently the only FDA-approved stimulant medication that is dosed in the evening.

The acquisition of Ironshore expands our business beyond pain management and establishes a commercial presence in neuropsychiatry via the ADHD market.

Belbuca

Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative options are inadequate.

Xtampza ER

Xtampza ER is an abuse-deterrent, extended-release, oral formulation of oxycodone, a Schedule II opioid. Xtampza ER is formulated using our novel abuse-deterrent technology platform, DETERx, which provides extended-release delivery, which is designed to deter abuse and misuse (e.g., crushing, chewing, heating, and injecting). This technology combines an active opioid ingredient with a fatty acid and waxes to form microspheres that are filled into a capsule. These wax-based microspheres are designed to resist particle size reduction and dose dumping when subjected to physical and chemical manipulation.

We are committed to ongoing monitoring and public dissemination of our real-world abuse and diversion data, regardless of the results. The two main sources of real-world abuse, misuse, and diversion data are RADARS® and Inflexxion, an IBH Company. The Researched Abuse, Diversion and Addiction-Related Surveillance (RADARS) System collects product-and geographically-specific data on abuse, misuse, and diversion of prescription drugs through its multiple data sources. Abuse, misuse, and diversion of Xtampza ER has remained low compared to commonly abused Schedule II opioid analgesics since its introduction into the U.S. market. Methods to defeat the tamper resistant properties of Xtampza ER have been reported. However, there is no indication of widespread or expanding abuse or misuse in the data streams evaluated. Potential limitations are based upon the fact that the Poison Center and Treatment Center Program cases involve self-reporting which may lead to: (i) differential misidentification among drug groups which may affect observed differences, and (ii) case counts of drug groups comprised primarily of branded products (other abuse-deterrent formulations of ER opioids) may be overestimated when based on self-reporting and drug groups comprised primarily of generic products (non-abuse-deterrent formulations of ER opioids and IR oxycodone) may be underestimated. The RADARS data represents a single snapshot in time and is subject to change. Therefore, we plan to continue monitoring real world data characterizing the rate of abuse, misuse, and diversion of Xtampza.

Nucynta Products

The Nucynta Products are extended-release (“ER”) and immediate-release (“IR”) oral formulations of tapentadol, a Schedule II opioid. In November 2008, the FDA approved Nucynta ER and Nucynta IR. Nucynta ER is indicated for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults and pediatric patients aged 6 years and older with a body weight of at least 40 kg. In August 2023, the FDA granted New Patient Population exclusivity for Nucynta IR in pediatric patients. This grant extended the period of U.S. exclusivity for Nucynta IR from June 27, 2025 to July 3, 2026. In June 2024, the FDA granted pediatric exclusivity to the Nucynta Products for an additional six months, to January 3, 2027 for Nucynta IR and December 27, 2025 for Nucynta ER.

Symproic

Symproic, an oral formulation of naldemedine, was approved by the FDA in March 2017 for the treatment of opioid-induced constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation.

Attention Deficit Hyperactivity Disorder (ADHD) & Treatment

ADHD

ADHD is a CNS disorder characterized by developmentally inappropriate levels of inattention, hyperactivity, and impulsivity. Diagnosis of ADHD requires a comprehensive clinical evaluation based on identifying patients who exhibit the core symptoms of inattention, hyperactivity, and impulsivity.

In the United States, it is estimated that 10.5% or 6.5 million children and 6.0% or 15.5 million adults have a current diagnosis of ADHD.

ADHD often begins in childhood and can persist into adulthood. The prevalence of children ever diagnosed increases by age. Over 90% of individuals with childhood ADHD will continue to struggle with residual, fluctuating symptoms and impairments through young adulthood.

ADHD symptoms may present as predominantly inattentive, predominantly hyperactive/impulsive, or combined inattentive/hyperactive/impulsive. ADHD may contribute to low self-esteem, troubled relationships, and difficulty at school or work.

Treatment for ADHD

Patients with ADHD seek treatment primarily due to functional impairment while physicians have historically focused on achieving symptom control. The current era of ADHD management is marked by a rich and diverse treatment options that expands from cognitive behavioral therapy, training interventions, to pharmacotherapy or a combination approach.

Stimulants and nonstimulants are approved for the treatment of ADHD; however, stimulants are considered first-line therapy in children, adolescents, and adults with ADHD because of their greater efficacy. Although their mechanisms of action differ, both amphetamine and methylphenidate have been shown to exhibit efficacy in the management of ADHD by increasing dopamine and norepinephrine availability in the corticostriatal systems that subserve behaviors related to cognition and executive function.

Pain, Pain Management, and Opioid Abuse in the United States

Acute and Chronic Pain

Pain can be classified along many different variables, including severity, duration and etiology. There are two broad categories of pain based on duration: acute pain, or pain that is self-limited and generally requires treatment for no more than up to a few weeks, and chronic pain, or pain that lasts beyond the healing of an injury or that persists longer than 3 to 6 months. The overall prevalence of chronic pain among adults in the United States is 24.3%. Additionally, 8.5% of the U.S. adult population suffer from high-impact chronic pain that frequently limits life or work activities.

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

In 2024, there were approximately 136.3 million prescriptions for opioids written in the United States, representing a 2.5% decline from 2023 levels and including approximately 10.2 million prescriptions for long-acting/extended-release opioids, and approximately 126.1 million prescriptions for immediate-release opioids. After marked increases in opioid prescriptions from 2000 to 2015, prescriptions decreased each year since 2015, correlating with rising awareness of the extent and impact of the opioid crisis. However, prescription levels in 2020 returned to levels similar to those seen in the year 2000, when 143.8 million prescriptions for opioids were written in the United States, including 11.4 million prescriptions for extended-release opioids and 132.4 million prescriptions for immediate-release opioids.

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

Despite heightened awareness of the risks associated with opioid use, abuse of prescription opioids, including extended-release formulations, continues to be a public health issue. In 2023, 8.9 million, or 3.1% of people aged 12 and older, reported opioid misuse in the prior year as collected by the National Survey on Drug Use and Health sponsored by the Substance Abuse and Mental Health Services Administration (“SAMHSA”). In 2022, the number of reported deaths involving prescription opioids declined to 14,716, an improvement from 2020 levels.

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

In response to issues surrounding abuse of prescription opioids, pharmaceutical companies have developed novel, abuse-deterrent formulation strategies. Abuse-deterrent formulations, including the DETERx platform that is incorporated in Xtampza ER, target the known or expected routes of abuse, such as crushing in order to snort or dissolving in order to inject, for the specific opioid drug substance. The FDA has encouraged the development of prescription opioids with abuse-deterrent formulations to help combat the opioid crisis, and expanding access to abuse deterrent formulations is part of the FDA’s comprehensive Opioids Action Plan. These technologies, however, do not eliminate the possibility of misuse and abuse. Moreover, no abuse deterrence technology, including DETERx, is able to deter the most common form of abuse, i.e., swallowing a number of intact capsules or tablets to achieve a feeling of euphoria.

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

Manufacturing of Our Products

Overview

Jornay is manufactured pursuant to supply agreements with third-party manufacturers. Jornay drug product is manufactured by Coating Place Inc, in Verona, Wisconsin. Capsules are then shipped to Patheon in Manati, Puerto Rico to be bottled and packed.

Belbuca and Symproic are manufactured pursuant to supply agreements with third-party manufacturers. Belbuca laminate (i.e., bulk product) is produced by Adhesives Research in Glen Rock, Pennsylvania and LTS Therapy Systems (formerly Tapemark) in St. Paul, Minnesota. Belbuca laminate is then sent to either LTS Therapy Systems (formerly Tapemark) in St. Paul, Minnesota or Sharp Packaging Solutions in Allentown, Pennsylvania or Adhesives Research in Glen Rock, Pennsylvania where it is converted into individual dosage units and, ultimately, into finished goods. For the Belbuca product portfolio, we are currently qualifying alternate bulk and secondary packaging operations at our existing manufacturer’s sites.

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

The Nucynta Products are manufactured pursuant to supply agreements with third-party manufacturers. Nucynta ER is currently manufactured by Patheon in Cincinnati, Ohio. Nucynta IR is manufactured by Halo Pharmaceutical, Inc. in Whippany, New Jersey.

Symproic is manufactured pursuant to supply agreements with third-party manufacturers. Symproic is manufactured by UPM Pharmaceuticals in Bristol, Tennessee and packaged by Sharp Packaging Solutions in Allentown, Pennsylvania.

Drug Substances

The API used to formulate the products in our portfolio and DEA drug scheduling are as follows:

Product	API	DEA Drug Schedule
Xtampza ER	Oxycodone	Schedule II
Nucynta IR	Tapentadol	Schedule II
Nucynta ER	Tapentadol	Schedule II
Jornay	Methylphenidate	Schedule II
Belbuca	Buprenorphine	Schedule III
Symproic	Naldemedine	Not a controlled substance

Oxycodone, tapentadol, methylphenidate, and buprenorphine are classified as narcotic controlled substances under U.S. federal law. Xtampza ER, Jornay and the Nucynta Products are classified by the DEA as Schedule II controlled substances, meaning these products have a high potential for abuse and dependence but are recognized as having an accepted medical use. Belbuca is classified as a Schedule III controlled substance, meaning it has a moderate to low potential for abuse. Due to the controlled substances classification, the manufacturing, shipping, dispensing and storing of these products are subject to a high degree of regulation, as described in more detail under the caption “— Government Regulation — DEA and Opioid Regulation.”

We currently procure the API used in our products from a sole supplier or limited number of suppliers.

Marketing and Commercialization

We commercialize our products in the United States through two dedicated field sales forces, one focused on our pain portfolio and the other on ADHD. Our pain sales force consists of approximately 105 sales representatives and managers that call on the approximately 10,000 health care professionals who write approximately 67% of the branded extended-release opioid prescriptions in the United States, with a primary focus on pain specialists. Our ADHD sales force consists of approximately 150 sales representatives and managers – and we expect to expand that number to approximately 180 in the first half of 2025 – that call on the approximately 13,000 health care professionals who write approximately 53% of the pediatric and adolescent extended release stimulant prescriptions in the United Sates. We also employ a market-access team to support our formulary approval and payor contracting across our portfolio.

Our marketing strategy focuses on increasing awareness of the differentiated features of our products. As an integral part of educating clinicians regarding the properties and differentiated profiles of our products, our sales force is trained to share information relating to significant risks associated with prescription opioids and stimulants, as applicable, including risks relating to addiction, abuse, and misuse.

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

Nucynta IR is protected by one issued patent in the United States (which covers both the drug substance and drug product) that is projected to expire in 2025. Nucynta IR is also covered by New Patient Population exclusivity in pediatric patients that is projected to expire in 2027. Nucynta ER is protected by three issued patents in the United States (which cover the drug substance, drug product, certain characteristics of the dosage form, and methods of treating patients) that are projected to expire in 2025, 2028, and 2029. Belbuca is protected by three issued patents in the United States (which cover a method of treating patients) that are projected to expire in 2027 and 2032. Jornay is protected by sixteen patents in the United States (which cover the pharmaceutical composition, formulation, and methods of treating patients) that are projected to expire in 2032.

We are party to a license agreement with Grünenthal Gmbh (the “Grünenthal License”) pursuant to which we license the right to commercialize the Nucynta Products in the United States and its territories and a license agreement with Shionogi (the “Shionogi License”) pursuant to which we license the right to commercialize Symproic in the United States and its territories.

We have concluded that some of our technology is best protected as proprietary know-how, rather than through obtaining patents. Except for the Grünenthal License and the Shionogi License, our technology and products are not in-licensed from any third party, and we own all of the rights to Xtampza ER, Belbuca and Jornay. We believe we have freedom to operate in the United States and other countries, but there can be no assurance that other companies, known and unknown, will not attempt to assert their intellectual property against us.

We also rely on trademarks and trade designs to develop and maintain our competitive position. We have received trademark registration for Collegium Pharmaceutical, Inc., DETERx, and Xtampza ER in the United States, and acquired trademarks associated with the Nucynta Products in connection with our acquisition of assets and commercialization responsibilities of the Nucynta Products from Assertio Therapeutics, Inc. (the “Nucynta Acquisition”); Belbuca and

Symproic in connection with our acquisition of BioDelivery Sciences Internations, Inc. (“BDSI”) (“the BDSI Acquisition”); and Jornay in connection with the acquisition of Ironshore.

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

Competition

Our industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. However, our primary source of competition stems from the generic opioid and stimulant markets, including both long-acting/extended-release and immediate-release opioid drugs, although non-opioid alternative drugs are being developed and marketed by a number of other pharmaceutical and biotechnology companies such as Vertex Pharmaceuticals Incorporated which in January 2025 obtained approval for suzetrigine for the treatment of moderate to severe acute pain in adults. Belbuca, Xtampza ER, and the Nucynta Products compete with oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Jornay competes with currently marketed, branded and generic ethylphenidate products for the treatment of ADHD. Most of the existing and potential competitors have significantly more financial and other resources than we do. We believe the key competitive factors that will affect the commercial success of our products include the therapeutic efficacy, convenience of dosing and distribution and, in the case of Xtampza ER, the degree of abuse deterrence of competing products, as well as their safety, cost and tolerability profiles.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The results of preclinical testing are submitted to the FDA as part of an IND application along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND application is submitted. The IND becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or subjects under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations and GCP, an international standard for the design, conduct, performance, monitoring, auditing, recording, analyses, and reporting of clinical trials that provides assurance that the data and reported results are credible and accurate, and that the rights, integrity, and confidentiality of trial subjects are protected; and (ii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and any effectiveness criteria to be evaluated. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries such as www.ClinicalTrials.gov. Failure to timely register a clinical trial or to submit study results to such public registries can give rise to civil monetary penalties and also prevent a non-compliant party from receiving future grant funds from the federal government.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval on an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug does not undergo unacceptable deterioration over its shelf life.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing. Pursuant to agreements reached during reauthorization of the Prescription Drug User Fee Act (“PDUFA”), the FDA has a goal of acting on most original NDAs within six months or ten months of the application filing date, depending on the nature of the drug and whether the application is assigned a priority or standard review. The FDA has a number of programs intended to help expedite testing, review, and approval of drug candidates that meet certain eligibility criteria. The FDA may refer applications for novel drug products, or drug products that present difficult questions of safety or effectiveness, to an advisory committee – typically a panel that includes clinicians and other experts – for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

In September 2018, and pursuant to its Opioids Action Plan, the FDA approved the final class-wide REMS, which includes several measures to facilitate communication of the risks associated with opioid pain medications to patients and health care professionals. For the first time, FDA notified companies that have NDAs or ANDAs for certain opioid analgesic drug products (“NDA/ANDA holders”) of the elements required for a single REMS for opioid analgesic products, whether branded or generic. The REMS requires that training be made available to health care providers who are involved in the management of patients with pain (including nurses and pharmacists) and requires that the education cover broad information about appropriate pain management, including alternatives to opioids for the treatment of pain. In connection with the 2018 REMS, the FDA also approved new product labeling containing information about the health care provider education available through the 2018 REMS. On October 31, 2024, FDA approved a modification to the opioid analgesic REMS to require manufacturers of opioid analgesics dispensed in outpatient settings to provide pre-paid drug mail-back envelopes (“MBEs”) upon request to become available by March 31, 2025 to pharmacies and other dispensers of opioid analgesics.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and establishment registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion restrictions. In addition, the Drug Supply Chain Security Act (“DSCSA”), was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers that culminated in November 2023. The FDA established a one-year stabilization period until November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers now extends until May 27, 2025. The law’s requirements include the quarantine and prompt investigation of a suspicious product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements.

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

The FDA held a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee on April 19, 2023. The committee discussed post-marketing requirements (“PMRs”) 3033-11, issued to holders of NDAs for extended-release and long-acting opioid analgesics to evaluate long-term efficacy of opioid analgesics and the risk of opioid-induced hyperalgesia. The discussion focused on a clinical trial designed to address these objectives. The proposed design of study 3033-11, the enriched enrollment randomized withdrawal design, was not supported.

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed

The Hatch-Waxman Amendments

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

Jornay, Xtampza ER, and the Nucynta Products are listed by the DEA as Schedule II controlled substances under the CSA, while Belbuca is listed as a Schedule III controlled substance. Consequently, the manufacturing, shipping, storing, selling and use of these products is subject to a high degree of regulation. Also, distribution and dispensing of these drugs are highly regulated. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping, and reporting. Further, all Schedule II drug prescriptions must be signed by a physician, presented to a pharmacist, and may not be refilled without a new prescription.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Annually, the DEA establishes an aggregate quota for how much active opioid ingredients, such as oxycodone, tapentadol, and methylphenidate, may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications, at least twice a year, to the DEA for individual production and procurement quotas. Jornay, Xtampza ER, and the Nucynta Products are regulated as Schedule II controlled substances, and thus, are subject to the DEA’s production and procurement quota system. Our contract manufacturers must receive a quarterly quota from the DEA to produce or procure any Schedule I or Schedule II substance, including methylphenidate for use in manufacturing

Jornay, oxycodone base for use in manufacturing Xtampza ER and tapentadol for use in manufacturing the Nucynta Products. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

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

The federal Anti-Kickback Statute (“AKS”) (42 U.S.C. § 1320a-7b(b)) prohibits knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the AKS and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Under the AKS and the applicable criminal healthcare fraud statutes, a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS, constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The AKS and implementing regulations provide exceptions under certain “safe harbors” for discounting, rebating or personal services arrangements, among other things. However, the lack of uniform court interpretation of the AKS makes compliance with the law difficult. Violations of the AKS can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.

Other federal healthcare fraud-related laws also provide criminal liability for violations. The Criminal Healthcare Fraud statute, 18 U.S.C. § 1347, for example, prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. Federal criminal law at 18 U.S.C. § 1001, among other sections, prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the impact of changes in agency leadership, or whether the Trump Administration may propose additional regulatory reforms, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our products and any other products we may seek to commercialize, and to operate profitably.

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

In March 2010, the ACA was enacted, which significantly changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of importance to the pharmaceutical and biotechnology industry are the following:

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

The ACA has been subject to challenges in the courts. On June 17, 2021, in an appeal from a lower court decision holding that the individual mandate under the Affordable Care Act is unconstitutional, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011 and subsequent legislation has resulted in reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031 unless additional action is taken by Congress.

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

The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Removal of the drug rebate cap may result in paying rebate payments to Medicaid that are higher than the sale price of the drug.

The Inflation Reduction Act of 2022 (“IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance. Another component of the IRA includes the establishment of rebate payment requirements on Medicare Part D drugs which penalize price increases that outpace inflation. The IRA also redesigned Medicare Part D to reallocate cost across the various stakeholders: CMS, payors, manufacturers, and beneficiaries. Certain aspects of the Part D redesign took effect in 2024 which ultimately shifts some liability from beneficiaries to the payors. Starting on January 1, 2025, all remaining components of the Part D Redesign took effect, including, eliminating the previous coverage gap which has been replaced with greater exposure for manufacturers after the beneficiary pays their deductible. Additionally, the exemption previously applied on the low-income subsidy (“LIS”) population has been removed and increases manufacturer rebate exposure for that population. Some manufacturers, including Collegium, may be able to qualify for a “phase in” of rebate utilization for the LIS population which should limit our exposure in the short term, but will increase it over time. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.

In addition, the Trump Administration is likely to propose new regulations that reform healthcare delivery in the United States, including related to healthcare and drug costs and pharmacy benefit manager reform, among other areas, the effect of which on our business and the pharmaceutical industry in general is not yet known.

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

In February 2025, we published our third annual ESG report on our corporate website highlighting our ESG accomplishments to date. The information contained in our ESG report is not a part of, nor is it incorporated by reference into, this Form 10-K.

Human Capital Management

Collegium Culture and Employee Engagement

Our employees are foundational to our current and future success, and we believe that their engagement and commitment are among our most valuable assets. As we seek to build and sustain a challenging, inspiring, and inclusive environment for our employees, we have focused on talent acquisition and retention; employee training and development; nurturing a positive culture; and employee health and safety.

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

Employees

As of December 31, 2024, we had a total of 357 full-time employees.

Our Executive Officers

The following table lists the positions, names and ages of our executive officers as of February 27, 2025:

Name	Age	Position(s)
Vikram Karnani	50	Director, President and Chief Executive Officer
Colleen Tupper	49	Executive Vice President and Chief Financial Officer
Scott Dreyer	52	Executive Vice President and Chief Commercial Officer
Shirley Kuhlmann	41	Executive Vice President, Chief Administrative Officer and General Counsel
Thomas Smith	64	Executive Vice President and Chief Medical Officer

Vikram Karnani, Director, President and Chief Executive Officer. Mr. Karnani was appointed as our President and Chief Executive Officer of Collegium Pharmaceutical in November 2024. Prior to joining us, he served as Executive Vice President and President, Global Commercial Operations and Medical Affairs at Amgen Inc. (“Amgen”), a global biotechnology company. Mr. Karnani joined Amgen in October 2023 through Amgen’s acquisition of Horizon Therapeutics plc (“Horizon”). Mr. Karnani joined Horizon in 2014, holding numerous leadership positions including Executive Vice President and President, International, from August 2020 until October 2023; Executive Vice President and Chief Commercial Officer from March 2018 to August 2020; Senior Vice President, Rheumatology Business Unit from February 2017 to March 2018; and General Manager, Specialty Business Unit from July 2014 until February 2017. Prior to joining Horizon, Mr. Karnani was with Fresenius Kabi AG (“Fresenius Kabi”), a global health care company, where he served as Vice President of the therapeutics and cell therapy business from October 2011 to July 2014. Mr. Karnani has a master’s degree from the Kellogg School of Management at Northwestern University, a master’s degree in electrical engineering from Case Western Reserve University and a bachelor of science degree in electrical engineering from University of Bombay, India.

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

Shirley Kuhlmann, Executive Vice President, Chief Administrative Officer and General Counsel. Ms. Kuhlmann joined Collegium Pharmaceutical in March 2018 as Executive Vice President, General Counsel and Secretary and has also served as Chief Administrative Officer since March 2022. Prior to joining Collegium, Ms. Kuhlmann was an attorney in the Health Sciences Group of Pepper Hamilton LLP, a law firm headquartered in Philadelphia, Pennsylvania. Ms. Kuhlmann began her career at Pepper Hamilton in 2007 as an Associate and was elected a Partner of the firm in 2016. While with Pepper Hamilton, she advised private and public companies on a range of transactional matters, including securities offerings, mergers and acquisitions and other financing transactions. Ms. Kuhlmann received a B.A. in Economics and Political Science from Columbia University and a J.D. from the Emory University School of Law.

Thomas Smith, M.D., Executive Vice President and Chief Medical Officer. Dr. Smith has served as our Chief Medical Officer since March 2022 following the acquisition of BDSI. Dr. Smith has more than 25 years of experience in a variety of leadership roles at various major pharmaceutical companies, including serving as the Chief Medical Officer for BDSI from July 2018 to March 2022, Charleston Laboratories from January 2017 to July 2018, Ameritox and Mallinckrodt Pharmaceuticals. Prior to these, Dr. Smith served in scientific, medical and clinical leadership roles at Abbott Laboratories, Teva Pharmaceuticals and Kendle International. He is a member of several medical and scientific societies, including the American Medical Association and the American Academy of Family Physicians. Dr. Smith earned his M.D. from the Indiana University School of Medicine and a B.S. from Purdue University.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

●	Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products we may acquire in the future;
●	We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations;
●	Adverse developments affecting the financial services industry could adversely affect our business, financial condition, or results of operations;
●	If we cannot continue successfully commercializing our products and any products that we may acquire in the future, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
●	Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
●	Belbuca, Xtampza ER, and the Nucynta Products are subject to mandatory Risk Evaluation and Mitigation Strategy (“REMS”) programs, which could increase the cost, burden and liability associated with the commercialization of these products;
●	Failure to comply with ongoing governmental regulations for marketing our products, and in particular any failure to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions;
●	Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
●	If we are unable to obtain or maintain intellectual property rights for our technologies, products or any products we may acquire, we may lose valuable assets or be unable to compete effectively in our market;
●	We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements;
●	If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
●	If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
●	Our products contain controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
●	Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;
●	Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;
●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our opioid products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our opioid products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	Our business may be adversely affected by certain events or circumstances outside our control, including macroeconomic conditions and geopolitical turmoil;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all;
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

As of December 31, 2024, we had a gross U.S. federal net operating loss (“NOL”) carryforward of approximately $102.1 million and state NOL carryovers of approximately $199.0 million. The U.S. federal and state NOL carryforwards expire at various dates through 2037. Federal NOLs and certain state NOLs incurred in 2018 and onward have an indefinite expiration under the Tax Cuts and Jobs Act of 2017 and applicable state statutes. We also had U.S. federal tax credits of approximately $1.0 million. We do not have any state tax credits. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986. Refer to Note 19, Income Taxes, to our consolidated financial statements included in Part IV of this Annual Report on Form 10-K for more information.

We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.

In July 2024, in connection with the Ironshore acquisition, we entered into a Second Amended and Restated Loan Agreement by and among us, certain of our subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”), of which $629.7 million in principal was outstanding as of December 31, 2024 (the “2024 Term Loan”). In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).

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

Further, amounts outstanding under our 2024 Loan Agreement bear an annual interest rate equal to term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.13% plus 4.50%, and are subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any period will fluctuate based on SOFR and other variable interest rates, as applicable. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Our business and future success are substantially dependent on our ability to continue successfully commercializing our products, including Jornay, Belbuca, Xtampza, the Nucynta Products, Symproic, and any products that we may acquire in the future.

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

Xtampza ER was approved with label language describing abuse-deterrent properties of the formulation with respect to the nasal and IV routes of abuse, consistent with Guidance for Industry, “Abuse-Deterrent Opioids- Evaluation and Labeling.” In November 2017, the FDA approved a supplemental NDA for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.

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

Any litigation, including any interference or derivation proceedings to determine priority of inventions, oppositions, reexaminations, inter partes reviews or other post-grant review proceedings to patents in the United States, or litigation against our collaborators may be costly and time consuming and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. We expect that litigation may be necessary in some instances to determine the validity and scope of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation, including our pending litigation with Purdue, could compromise the validity and scope of our patents or other proprietary rights or hinder our ability to manufacture and market our products.

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

Our commercial organization continues to evolve and we cannot guarantee that we will continue to be successful in marketing our products. In connection with the Ironshore Acquisition, we acquired the sales force supporting Jornay and we cannot guarantee that we will be able to successfully grow the Jornay sales infrastructure, while continuing to support and maintain our existing sales organization. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, including with respect to our acquisition of Jornay, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:

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

If our products fail to have an adequate level of acceptance by the medical community, patients, or healthcare payors, we will not be able to generate sufficient revenue to remain profitable. Since we expect to rely on sales generated by Jornay, Belbuca, Xtampza ER, the Nucynta Products, and Symproic for substantially all of our revenues for the foreseeable future, the failure of these products to maintain market acceptance would harm our business prospects.

Some of our products contain controlled substances, and the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies.

Some of our products contain controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Jornay’s active ingredient, methylphenidate hydrochloride, Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol hydrochloride are each classified as Schedule II controlled substances under the Controlled Substances Act (“CSA”) and regulations of the DEA, and the active ingredient in Belbuca, buprenorphine hydrochloride, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol, methylphenidate and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, the Nucynta Products or Jornay, increases and we cannot meet such demand in a timely fashion because of our limited supply of their active pharmaceutical ingredients, then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Current and future legislation and regulatory changes may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products.

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

Further, changes in the leadership and funding of the FDA, CMS, NIH and other federal agencies under the Trump Administration as well as regulatory reforms that may be proposed or implemented by the Trump Administration may have a material effect on how pharmaceutical products are regulated.

Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, the FDA works with states and Indian Tribes that propose to develop Section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The FDA released implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On January 5, 2024, the FDA issued to Florida the first approval for a state importation plan. Several states now have pending applications with the FDA, including Colorado, Maine, New Hampshire, and New Mexico. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

Further, changes in the leadership and funding of the FDA, CMS, NIH and other federal agencies under the Trump Administration as well as regulatory reforms that may be proposed or implemented by the Trump Administration may have a material effect on how pharmaceutical products are regulated.

Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain.

The regulations that govern marketing approvals, pricing and reimbursement for drug products can vary widely. Current and future legislation may significantly change these approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Pricing limitations may hinder our ability to recoup our investment in our products. Refer to the sections entitled “Business — Government Regulation — Third-Party Payor Coverage and Reimbursement” and “ — Healthcare Reform” for more information.

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

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act, and the Affordable Care Act has also been subject to challenges in the courts. Refer to the section entitled “Business — Government Regulation — Healthcare Reform.”

Further changes to and under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that additional changes to the Affordable Care Act, the Medicare and Medicaid programs, changes in the Inflation Reduction Act of 2022 that allow the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, including any new regulatory measures proposed or implemented by the Trump Administration, especially with regard to healthcare access and cost, as well as other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

Federal laws have been enacted to address the national epidemics of prescription opioid abuse and illicit opioid use, including the Comprehensive Addiction and Recovery Act and the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. These laws are described in more detail under the section entitled “Business — Government Regulation — DEA and Opioid Regulation.”

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

We have sought in the past, and may seek in the future, FDA pediatric exclusivity for some of our products. Pediatric exclusivity, if granted, adds six months of patent term and marketing exclusivity to existing exclusivity periods for all formulations, dosage forms, and indications for the active moiety, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity in pediatrics by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA's Pediatric Written Request (the “Written Request”) to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. In June 2024, we announced that the FDA deemed these data to be responsive to its Written Request, granting pediatric exclusivity to the entire Nucynta franchise for an additional six months, to December 27, 2025 for Nucynta ER and January 3, 2027 for Nucynta IR. While we have received pediatric exclusivity for the products, there is no guarantee that we will maintain such exclusivity. Further, we have entered into an authorized generic agreement with Hikma Pharmaceuticals USA Inc. (“Hikma”), pursuant to which we granted Hikma certain rights relating to an authorized generic version of the Nucynta Products in the United States. These authorized generics and any other generic entrants into the market may impact our net revenue for the Nucynta Products.

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

Additionally, the Creating and Restoring Equal Access to Equivalent Samples Act (the “CREATES Act”), was enacted in 2019 requiring sponsors of approved drugs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

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

Xtampza ER is manufactured in a dedicated suite at a site operated by our contract manufacturing organization, Patheon, part of Thermo Fisher Scientific. This facility requires the maintenance of regulatory approvals and other costs, all of which we absorb. We cannot guarantee that we will be able to continue to leverage the dedicated manufacturing suite in a profitable manner. If the demand for Xtampza ER and any future related products never meets our expectations and forecasts, or if we do not produce the output we plan, we may not be able to realize the return on investment we anticipated, which would have a negative impact on our financial condition and results of operations.

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

Failure to obtain the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture our products could adversely affect our ability to continue to commercialize our products, which could in turn adversely affect our results of operations and financial condition. Likewise, the inability of any of our sole or limited suppliers to provide components that meet our specifications and requirements could adversely impact our ability to manufacture our products. In addition, DEA regulations, through the quota procurement process, limit the amount of DEA-controlled active pharmaceutical ingredient we have available for manufacture. Consequently, we are limited in our ability to maintain an appreciable safety stock of finished drug product. Recently, the ADHD market has encountered several supply chain interruptions, due to, among other items, limited DEA quota of methylphenidate hydrochloride, creating a shortage in supply of ADHD medication. In June 2024, the U.S. Centers for Disease Control and Prevention issued an official health advisory warning, noting that patients who rely on prescription stimulant medications to treat ADHD could experience a disruption to their treatment and disrupted access to care while the shortage persists. While Jornay has not experienced these issues to date, there is no assurance that we will not experience these issues related to Jornay in the future.

Our reliance on third parties reduces our control over our manufacturing and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require our products to be manufactured according to Current Good Manufacturing Practice regulations promulgated by the FDA (“cGMP”). Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to inspection deficiencies, a shortage of commercial product, recalls, market withdrawals, or potential products liability exposure for any noncompliant distributed products. Such failure could also be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

There are currently global supply chain disruptions and shortages caused by a variety of factors, including geopolitical turmoil, such as conflicts involving China, the Russia-Ukrainian War and the Israel-Hamas war. While we and our suppliers are still able to receive sufficient inventory of the key materials and components needed, we could experience pressure on our supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, including excipients and packaging components. To date, supply chain interruptions have not had a material impact on our results of operations. However, if these disruptions and shortages continue, we may in the future experience a material interruption to our supply chain. Such an interruption could have a material adverse impact on our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

For certain of our products, we are subject to post-marketing requirements to conduct epidemiological studies and clinical trials, or, in some cases, to conduct post-marketing surveillance or observational studies to gather additional information about our products. For our opioid products, we generally intend to fulfill our post-marketing requirements (“PMRs”) by virtue of our participation in the Opioid PMR Consortium (“OPC”). Although we retain discretion in how to discharge such PMRs, the scale and scope of the studies required by the FDA make it cost prohibitive to discharge these requirements other than by joining the OPC that was formed to conduct them. We are a member of the OPC and engage in decision-making as a member of that organization, but do not have a majority. If the OPC fails to conduct sufficiently rigorous studies or is unable to achieve the patient enrollment or other requirements established by the FDA, we may be unable to satisfy our PMRs and the FDA may choose to withdraw or otherwise restrict its approval of our opioid products. Additionally, there may be certain PMRs or post-marketing commitments that we fulfill on our own for our products, including via the conduct of post-marketing surveillance or observational studies. For example, under FDA’s post-marketing requirement 3033-11, holders of NDAs for extended-release and long-acting opioid analgesics to evaluate long-term efficacy of opioid analgesics and the risk of opioid-induced hyperalgesia. If such studies lead to the discovery of adverse findings regarding the safety or benefit profiles of our products, then the FDA may choose to withdraw or otherwise restrict the approval of our products or the FDA or we may determine that labeling changes are warranted based on their finding. Such withdrawal or restriction or labeling changes for our products would have an adverse impact on our business and financial condition.

Risks Related to Our Business and Strategy

Our business may be adversely affected by certain events or circumstances outside our control, including macroeconomic conditions and geopolitical turmoil.

Events or circumstances outside of our control, including macroeconomic conditions such as recession or depression, inflation, and declines in consumer-spending could result in reduced demand for our products. An economic downturn could result in business closures, higher levels of unemployment, or declines in consumer disposable income which could have an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients may make efforts to avoid or postpone seeking non-essential medical care to allocate their resources to other priorities or essential items. These circumstances, in addition to the impact of geopolitical turmoil, conflicts involving China, wars between Russia-Ukraine and Israel-Hamas (including any escalation or expansion), social unrest, political instability in the United States and elsewhere, terrorism, cyberwarfare or other acts of war, may result in reduced demand for our products and negatively impact our sales, results of operations, and liquidity.

Security breaches and other disruptions to our, or our vendors’, information technology systems may compromise our information and expose us to liability that could adversely impact our financial condition, operations, and reputation.

We, our collaborators, third-party providers, distributors, customers and other contractors utilize information technology systems and networks (“Systems”) to transmit, store and otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications including, in some cases, our business proprietary information, and Electronic Data Interchange (“EDI”) on purchase orders, invoices, chargebacks, among other things. Our Systems, along with those of the third parties whom we rely on to process confidential and sensitive data in a variety of contexts, are potentially vulnerable to a variety of evolving threats that may expose this data to unauthorized persons or otherwise compromise its integrity. These threats may include, but are not limited to, social-engineering attacks (including through phishing attacks), business email compromise, online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Like other companies in our industry, we, and third parties related to us, have experienced and will continue to experience threats and cybersecurity incidents relating to our Systems.

We may expend significant resources to try to protect against these threats to our Systems. Certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain security measures. While we have implemented security measures designed to protect our Systems and confidential and sensitive data, there can be no assurance that these measures will be effective. Threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Further, while we maintain cybersecurity insurance, our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices.

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

Competition in the pharmaceutical industry is intense. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Belbuca, Xtampza ER, and the Nucynta Products compete with oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, and non-opioid oral analgesic. Products of these types are marketed by Actavis, Endo, Mallinckrodt, Purdue, Teva, Vertex Pharmaceuticals Incorporated (“Vertex”) and others. Jornay competes with currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Products of these types are marketed by J&J Innovative Medicines, Supernus Pharmaceuticals, Inc., Tris

Pharma, Novartis AG, Noven Therapeutics, LLC, UCB SA, Aytu BioScience, Inc. Adlon Therapeutics, Inc. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do.

Our competitors have developed or may develop technologies that are, or may be, the basis for competitive products that are safer, more effective or less costly than our products. For example, in January 2025, Vertex obtained FDA approval for suzetrigine for the treatment of moderate to severe acute pain in adults, representing the first FDA non-opioid oral analgesic approval in nearly 20 years. Entry of new oral analgesics in the marketplace may negatively impact the market demand and acceptability of our opioid analgesic products. Moreover, oral medications, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our products and the established use of these competitive products may limit the potential for our products to receive widespread acceptance.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of our products. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill Medicare, Medicaid or other third-party payors directly, we may provide reimbursement guidance and support regarding our products to our customers and patients. Federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Refer to the section entitled “Business — Government Regulation — Healthcare Fraud and Abuse Laws and Compliance Requirements” for more information.

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

Inadequate funding for the FDA, DEA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products and the DEA’s regulation of controlled substances can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of December 31, 2024, there were outstanding options to purchase an aggregate of 803,406 shares of our common stock at a weighted average exercise price of $20.84 per share, of which options to purchase 673,062 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In January 2024, our Board of Directors authorized a share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. As of December 31, 2024, we repurchased 1,882,702 shares at a weighted-average price of $31.88 per share for a total of $60.0 million under the 2024-2025 Repurchase Program, including an accelerated share repurchase program to repurchase $35.0 million of our common stock that closed in July 2024. As of December 31, 2024, $90 million remained available for share repurchases under the 2024-2025 Repurchase Program. Additional share repurchases under the 2024-2025 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the Nasdaq Global Select Market, and other factors that we may deem relevant.

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

In the event of a cybersecurity incident, we maintain an incident response plan in an effort to contain and mitigate the threat. As part of our incident response plan, our Cybersecurity Incident Response Team (a cross-functional taskforce comprised of senior representatives), is responsible for convening to assess the potential impact to our business, including financial reporting requirements and legal implications.

We, like other companies in our industry, face a number of cybersecurity risks, including cybersecurity incidents, in connection with our business. Although such risks and incidents have not materially affected us, including our business strategy, results of operations or financial condition, to date, we and/or our vendors have, from time to time, experienced threats to, or security incidents, related to our data and systems or that had the potential to otherwise impact our business. For more information about the cybersecurity risks we face, refer to “Item 1A. Risk Factors.”

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

At the management level, our Head of Information Technology is responsible for assessing and managing risks from cybersecurity threats through oversight of our information technology infrastructure and cybersecurity program. The individual occupying this role has over 20 years of experience in information technology and cybersecurity and has served in senior cybersecurity leadership positions for over 10 years. Our Head of Information Technology conducts bi-weekly meetings with our information technology department to remain apprised of cybersecurity matters. In the event of a cybersecurity incident, our Head of Information Technology may inform our Executive Vice President and Head of Technological Operations and/or Audit Committee, depending on the severity of the incident in accordance with the established severity and response matrix as defined in our incident response plan.

Item 2.  Properties

Our corporate headquarters are located in Stoughton, Massachusetts, where we lease 50,678 square feet of office and laboratory space. We use this facility for commercial and general and administrative purposes. The corporate headquarters lease expires in September 2029 and the lease term may be extended for two additional five-year terms at our election.

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

Holders

As of January 31, 2025, there were 12 holders of record of our common stock. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph sets forth the Company’s total cumulative shareholder return as compared to the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the 5-year period beginning on December 31, 2019 through December 31, 2024.

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

	December 31,	December 31,
$100 investment in stock or index	2019	2024
Collegium Pharmaceutical, Inc. (COLL)	$100.00	$139.21
NASDAQ Composite Index (IXIC)	$100.00	$215.22
NASDAQ Biotechnology Index (NBI)	$100.00	$113.84

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth shares of common stock repurchased under our repurchase program authorized by our Board of Directors in January 2024 (the “2024-2025 Repurchase Program”), as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended December 31, 2024:

Period	Total number of shares purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of Shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2024 through October 31, 2024	3,964		$36.64	—		$115,000
November 1, 2024 through November 30, 2024	113,896		30.79	111,881		111,557
December 1, 2024 through December 31, 2024	710,558		30.44	708,273		90,000
Total	828,418	(2)	$30.52	820,154	(2)	$90,000

(1)	The 2024-2025 Repurchase Program was announced on January 3, 2024. The 2024-2025 Repurchase Program provides for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through June 30, 2025. The 2024-2025 Repurchase Program did not expire during the three months ended December 31, 2024, nor do we currently plan to terminate the 2024-2025 Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

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

Our discussion and analysis of our financial condition and results of operations for the year ended Decemebr 31, 2024 as compared to December 31, 2023 are discussed below. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are building a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. We have developed, licensed, and acquired a portfolio of meaningfully differentiated products for use in the treatment of moderate to severe pain and attention deficit hyperactivity disorder (“ADHD”), consisting of Jornay PM (“Jornay”), Belbuca, Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic, in the United States.

Jornay is a central nervous system (“CNS”) stimulant prescription medicine that contains methylphenidate HCl, which was approved by the U.S. Food and Drug Administration (“FDA”) in August 2018 for the treatment of attention deficit hyperactivity disorder (“ADHD”) in people six years of age and older and currently the only FDA-approved stimulant medication that is dosed in the evening. We began recognizing product revenue related to Jornay in September 2024 following our acquisition of Ironshore Therapeutics Inc. (“Ironshore”) (the “Ironshore Acquisition”).

Belbuca is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative options are inadequate. Symproic was approved by the FDA in March 2017 for the treatment of opioid-induced constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. We began shipping and recognizing product revenue related to Belbuca in March 2022 following our acquisition of BioDelivery Sciences International, Inc. (“BDSI”).

Xtampza ER, an abuse-deterrent, oral formulation of oxycodone, was approved by the FDA in April 2016 for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative treatment options are inadequate. We commercially launched Xtampza ER in June 2016.

The Nucynta Products are extended-release (“ER”) and immediate-release (“IR”) formulations of tapentadol. Nucynta ER is indicated for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults and pediatric patients aged 6 years and older with a body weight of at least 40 kg. We began shipping and recognizing product revenue on the Nucynta Products in January 2018 and began marketing the Nucynta Products in February 2018. In August 2023, the FDA granted New Patient Population exclusivity in pediatrics for Nucynta IR. This grant extended the period of U.S. exclusivity for Nucynta IR from June 27, 2025 to July 3, 2026.

Symproic was approved by the FDA in March 2017 for the treatment of opioid-induced constipation (“OIC”) in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. We began shipping and recognizing product revenue related to Symproic in March 2022 following our acquisition of BDSI.

Financial Operations Overview

Product Revenues

Product revenues through the year ended December 31, 2024 were generated from sales of Jornay, Belbuca, Xtampza ER, the Nucynta Products, and Symproic. In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) product sales are recorded upon delivery of products to customers (upon the transfer of control of the product to the customer), net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns.

Cost of Product Revenues

Cost of product revenues include amortization and impairment expense for the intangible assets acquired in connection with business combinations and asset acquisitions, royalty expenses, the cost of active pharmaceutical ingredient, the cost of producing finished goods that correspond with revenue for the reporting period, as well as certain period costs related to freight, packaging, stability and quality testing. Refer to Note 5, License Agreements, and Note 11, Goodwill and Intangible Assets, for further detail around the intangible assets acquired from the Ironshore Acquisition, the BDSI Acquisition, the Nucynta Intangible Asset, and royalty expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation and travel expenses for our employees. Other selling, general and administrative expenses include expenses related to commercial activities, such as sales, marketing, and market access, facility-related costs, professional fees for directors, accounting and legal services, and expenses associated with obtaining and maintaining patents. As we continue to invest in the commercialization of our products, we expect our selling, general and administrative expenses to continue to be substantial for the foreseeable future.

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to our debt, including the term loan issued in March 2022 in connection with the BDSI Acquisition and refinancing our 2020 Term Loan (the “2022 Term Loan”), the term loan issued in July 2024 in connection with the Ironshore Acquisition (the “2024 Term Loan”), convertible notes issued in February 2020 in connection with the Nucynta Acquisition (the “2026 Convertible Notes”), and convertible notes issued in February 2023 (the “2029 Convertible Notes”).

Interest Income

Interest income consists of interest and amortization of premiums and discounts on investments earned on our cash, cash equivalents, and marketable securities.

Provision for Income Taxes

The provision for income taxes reflects expense or tax benefit for federal and state income taxes, as well as the impact of non-deductible expenses.

Critical Accounting Policies and Estimates

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. Estimates include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of our products, estimates related to the fair value of assets acquired and liabilities assumed in business combinations, including acquired intangible assets and the fair value of inventory acquired, estimates utilized in the ongoing valuation of inventory related to potential unsalable product, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of goodwill and intangible assets, and deferred tax valuation allowances. We base our estimates and assumptions on historical experience when available and on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Revenue

Our only source of revenue to date has been generated by sales of our products, which are primarily sold to distributors (“customers”), which in turn sell the product to pharmacies and others for the treatment of patients. Revenue for product sales is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This generally occurs upon delivery to our customers when estimated provisions for chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns are reasonably determinable. Therefore, product sales are recorded upon delivery to our customers net of estimated rebates and incentives, product returns, and trade allowances and chargebacks.

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

Provisions for product returns, including returns for Jornay, Belbuca, Xtampza, the Nucynta Products, and Symproic, are based on product-level returns rates, including processed as well as unprocessed return claims, in addition to relevant market events and other factors. Estimates of the future product returns are made at the time of revenue recognition to determine the amount of consideration to which we expect to be entitled (that is, excluding the products expected to be returned). At the end of each reporting period, we analyze trends in returns rates and update our assessment of variable consideration for returns. To the extent we receive amounts in excess of what we expect to be entitled to receive due to a product return, we do not recognize revenue when we transfer products to customers but instead recognize those excess amounts received as a refund liability. We update the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

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

Business Combination Accounting and Valuation of Acquired Assets

We completed the Ironshore Acquisition in September 2024 and the BDSI Acquisition in March 2022, both of which were accounted for as business combinations. To determine whether the acquisitions should be accounted for as business combinations or as asset acquisitions, we made certain judgments regarding whether the acquired set of activities and assets met the definition of a business. Judgment is required in assessing whether the acquired processes or activities, along with their inputs, would be substantive to constitute a business, as defined by U.S. GAAP.

The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. The determination of the fair value of the acquired assets and liabilities assumed is a critical accounting estimate because the estimation of fair values requires significant management judgment and requires various assumptions based on non-observable inputs that are included in valuation models. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets and the deferred royalty obligation. The fair value of acquired inventory is based on inventory cost and other assumptions. The cash flow projections are based on management’s estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and an appropriate discount rate.

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

Intangible Assets

We record the fair value of acquired finite-lived intangible assets as of the transaction date. Intangible assets are then amortized over their estimated useful lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized, which is generally based on our cash flow projections. Future events, such as competition, technological advances, or other changes, are subject to uncertainty and could cause subsequent evaluations to cash flow projections. We test intangible assets for potential impairment whenever triggering events or circumstances present an indication of impairment. If the sum of expected undiscounted future cash flows of the intangible assets (or asset group) is less than the carrying amount of such assets, the intangible assets would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. As of December 31, 2024, our intangible assets included those acquired in connection with the Ironshore Acquisition, the BDSI Acquisition, and the Nucynta Intangible Asset.

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

We have maintained a valuation allowance on the portion of our deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions of $6.5 million as of December 31, 2024.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023

	(in thousands)
Product revenues, net	$631,449	$566,767
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	88,801	94,838
Intangible asset amortization and impairment	165,304	145,760
Total cost of products revenues	254,105	240,598
Gross profit	377,344	326,169
Operating expenses
Selling, general and administrative	210,363	159,208
Gain on fair value remeasurement of contingent consideration	(2,914)	—
Total operating expenses	207,449	159,208
Income from operations	169,895	166,961
Interest expense	(73,974)	(83,339)
Interest income	13,976	15,615
Loss on extinguishment of debt	(11,329)	(23,504)
Income before income taxes	98,568	75,733
Provision for income taxes	29,378	27,578
Net income	$69,190	$48,155

Product revenues, net

Product revenues, net were $631.4 million for the year ended December 31, 2024 (“2024”), compared to $566.8 million for the year ended December 31, 2023 (“2023”), representing a $64.6 million increase. The $64.6 million increase is primarily due to increases in revenue for Jornay of $37.2 million, Belbuca of $29.2 million, and Xtampza ER of $14.0 million, partially offset by decreases in revenue for the Nucynta Products of $14.3 million and Symproic of $1.4 million.

The increase in revenue for Jornay of $37.2 million is due to the acquisition of the product from Ironshore in 2024.

The increase in revenue for Belbuca of $29.2 million is primarily due to higher sales volume, gross price, and lower gross-to-net adjustments related to provisions for rebates, partially offset by higher gross-to-net adjustments related to provisions for chargebacks.

The increase in revenue for Xtampza ER of $14.0 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by lower sales volume.

The decrease in revenue for the Nucynta Products of $14.3 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, partially offset by higher gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $88.8 million for 2024, compared to $94.8 million for 2023. The $6.0 million decrease was primarily related to 2023 including higher cost of product revenues related to the step-up basis in inventory acquired from BDSI, partially offset by cost of product revenues for Jornay as well as higher sales volume in 2024 for Belbuca.

Intangible asset amortization was $165.3 million for 2024, compared to $145.8 million for 2023. The $19.5 million increase in intangible asset amortization was primarily related to the Ironshore Acquisition in 2024. This increase was partially offset by a decrease as a result of the FDA granting New Patient Population exclusivity for Nucynta IR until July 3, 2026 in the third quarter of 2023, resulting in an extension of the estimated useful life of the underlying intangible asset and a reduction of amortization expense recognized in 2024.

Operating expenses

Selling, general and administrative expenses were $210.4 million for 2024, compared to $159.2 million for 2023. The $51.2 million increase was primarily related to:

●	an increase in acquisition related expense of $24.3 million due to the Ironshore Acquisition;
●	an increase in salaries, wages and benefits of $23.1 million primarily due to additional headcount added in September 2024 as a result of the Ironshore Acquisition, including the sales force that promotes Jornay, as well as expenses incurred as a result of the CEO transition announced in May 2024, including higher stock-based compensation expense of $3.7 million related to accelerated equity awards and higher severance, benefits, and related expenses incurred of $3.1 million;
●	an increase in sales and marketing expenses of $9.5 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay following the Ironshore Acquisition in September 2024;
●	an increase in regulatory fees of $1.8 million primarily due to fees incurred for Jornay following the Ironshore Acquisition in September 2024; partially offset by
●	an overall decrease in audit and legal expenses of $9.5 million, primarily due to an $8.5 million litigation settlement during 2023 and lower litigation related expenses.

Interest expense and Interest income

Interest expense was $74.0 million for 2024, compared to $83.3 million for 2023. The $9.3 million decrease was primarily due to lower interest expense associated with the 2022 Term as a result of a lower average overall principal balance during 2024, as well as a lower interest rate on the 2024 Term Loan.

Interest income was $14.0 million for 2024, compared to $15.6 million for 2023. The $1.6 million decrease was primarily due to lower interest rates earned on cash equivalents and marketable securities as well as a lower overall average balance invested in 2024 compared to 2023.

Loss on extinguishment of debt

Loss on extinguishment of debt was $11.3 million for 2024, compared to $23.5 million for 2023. The $12.2 million decrease was due to 2023 including a $23.5 million loss on extinguishment resulting from the repurchase of $117.4 million of the 2026 Convertible Notes in 2023. In 2024, the remaining $26.4 million of the 2026 Convertible Notes were redeemed, resulting in a $7.2 million loss on extinguishment in 2024. In addition, in 2024, assumed debt from the Ironshore Acquisition was redeemed, resulting in a loss on extinguishment of $4.1 million in 2024.

Income Taxes

The provision for income taxes was $29.4 million for 2024, compared to $27.6 million for 2023. The $1.8 million increase is primarily due to higher earnings before taxes in 2024, partially offset by 2023 including higher non-deductible costs associated with debt extinguishments. The effective tax rate was 29.8% and 36.4% for 2024 and 2023, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily through public offerings of our common stock, private placements of term debt; convertible notes; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Jornay, Belbuca, Xtampza, and the Nucynta Products.

In July 2024, we amended and replaced our 2022 Term Loan with the 2024 Term Loan, which consisted of a $320.8 million initial term loan and a $325.0 million delayed draw term loan. We used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under the 2022 Term Loan. We used the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition and, to pay fees and expenses in connection with the Ironshore Acquisition and the 2024 Term Loan. We will use the remainder for general corporate purposes.

As of December 31, 2024, the outstanding principal balance of the 2024 Term Loan was $629.7 million, of which $64.6 million in principal payments are due within the next 12 months. As of December 31, 2024, the outstanding principal balance of the Convertible Notes was $241.5 million, which is due in 2029. As of December 31, 2024, and December 31, 2023, we had $70.6 million and $238.9 million in cash and cash equivalents, respectively.

Although our current assets of $482.3 million and current liabilities of $508.1 million resulted in a working capital deficit as of December 31, 2024, we believe that our cash, cash equivalents, and marketable securities as of December 31, 2024, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements and Equity Offerings

The following transactions represent our material borrowing arrangements and equity offerings: the 2024 Term Loan, and the 2029 Convertible Notes. Refer to Note 14, Debt, for more information.

Cash flows

In this section, we discuss cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Years Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$204,980	$274,749
Net cash used in investing activities	(287,759)	(70,812)
Net cash (used in) provided by financing activities	(60,603)	(140,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(143,382)	$63,759

Operating activities. Cash provided by operating activities was $205.0 million in 2024, compared to $274.7 million in 2023. The $69.7 million decrease in cash provided by operating activities was primarily due to $60.9 million of cash used to settle certain liabilities assumed from Ironshore at the Acquisition in September 2024, including the settlement of $28.4 million of Ironshore cash-settled share-based awards liabilities, $23.5 million of accrued operating liabilities, and $9.0 million of Ironshore cash-settled warrant liabilities. In addition, $20.7 million of acquisition-related expenses were paid in 2024, including $9.6 million in employee-related expenses, $7.8 million in transaction costs, $1.1 million in Ironshore directors and officers insurance expense, and $2.2 million in other acquisition related expenses in 2024 related to the Ironshore Acquisition. These decreases were partially offset by increases in cash flow from operating results, which reflects operating earnings, after adjustment for non-cash items that are included in net income.

Investing activities. Cash used in investing activities was $287.8 million in 2024, compared to $70.8 million in 2023. The $217.0 million increase in cash used in investing activities was primarily due to $267.5 million cash paid to acquire Ironshore (net of cash acquired) and $18.8 million increase in purchases of marketable securities, partially offset by $70.6 million increase in maturities of marketable securities.

Financing activities. Cash used in financing activities was $60.6 million in 2024, compared to $140.2 million in 2023. The $79.6 million decrease was primarily due to:

●	an increase in proceeds received from the modification of term loans of $313.2 million;
●	a decrease in repayments of term notes of $54.7 million;
●	a decrease in cash used to repurchase common stock of $15.0 million;
●	an increase in cash provided from stock option exercises of $1.6 million; partially offset by
●	the payoff of assumed debt from Ironshore of $164.6 million in 2024;
●	the repurchase of a portion of our 2026 Convertible Notes and issuance of our 2029 Convertible Notes which resulted in net proceeds of $96.6 million in 2023;
●	the $33.2 million cash settlement of the remaining 2026 Convertible Notes in 2024; and
●	an increase in payments for employee stock tax withholdings of $10.8 million.

Funding requirements

We believe that our cash, cash equivalents, and marketable securities as of December 31, 2024, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have significant future capital requirements, including:

●	expected operating expenses to manufacture and commercialize our products and to operate our organization;
●	repayment of outstanding principal amounts and interest in connection with our 2024 Term Loan and 2029 Convertible Notes;
●	royalties we pay on sales of certain products within our portfolio;
●	payment of income taxes;
●	deferred royalty obligation in connection with Jornay;
●	operating lease obligations;
●	minimum purchase obligations in connection with our contract manufacturer; and
●	contingent payment upon the achievement of a financial milestone based on net revenues of Jornay.

In addition, we have significant potential future capital requirements, including:

●	we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital;
●	any judgements rendered against us in connection with any of the litigation matters set forth in Note 13, Commitments and Contingencies, to our financial statements; and
●	in January 2024, our Board of Directors authorized a share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025. As of December 31, 2024, $90 million remained available for share repurchases under the 2024-2025 Repurchase Program. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the Nasdaq Global Select Market, and other factors that we may deem relevant.

Contractual Obligations

Our contractual obligations as of December 31, 2024 that will affect our future liquidity include our term loan, including interest; convertible senior notes, including interest; operating lease obligations; deferred royalty obligation, and purchase obligations. For further detail regarding our term notes and convertible senior notes, refer to Note 14, Debt. For further detail regarding our deferred royalty obligation, refer to Note 15, Deferred Royalty Obligation. For further detail regarding our operating lease obligations, refer to Note 16, Leases.

Our purchase obligations represent the minimum purchase obligations of up to $3.0 million per year with our contract manufacturer which are in effect as of December 31, 2024 and will remain in effect each year until the termination of our manufacturing agreement.

We also have employment agreements with executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good reason. These payments are contingent upon the occurrence of various future events, and the amounts payable under these provisions depend upon the level of compensation at the time of termination of employment, and therefore, are not calculable at this time.

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

There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business;
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis; and
●	we exclude other expenses, from time to time, that are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
	2024	2023

	(in thousands)
GAAP net income	$69,190	$48,155
Adjustments:
Interest expense	73,974	83,339
Interest income	(13,976)	(15,615)
Loss on extinguishment of debt	11,329	23,504
Provision for income taxes	29,378	27,578
Depreciation	3,856	3,496
Amortization	165,304	145,760
Stock-based compensation	32,400	27,136
Litigation settlements	—	8,500
Recognition of step-up basis in inventory	5,269	15,116
CEO transition expense	3,051	—
Acquisition related expenses	24,329	—
Gain on fair value remeasurement of contingent consideration	(2,914)	—
Total adjustments	$332,000	$318,814
Adjusted EBITDA	$401,190	$366,969

Adjusted EBITDA was $401.2 million for 2024 compared to $367.0 million for 2023. The $34.2 million increase was primarily due to higher revenues of $64.6 million, partially offset by higher salaries, wages and benefits (excluding stock-based compensation and CEO transition expense) of $14.7 million and higher sales and marketing expenses of $9.5 million.

The following is a summary of 2024 quarterly Adjusted EBITDA:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands)
GAAP Net income	$27,713	$19,606	$9,335	$12,536
Adjustments:
Interest expense	17,339	15,587	18,394	22,654
Interest income	(4,487)	(4,397)	(3,280)	(1,812)
Loss on extinguishment of debt	—	7,184	4,145	—
Provision for income taxes	8,909	9,491	6,245	4,733
Depreciation	917	952	946	1,041
Amortization	34,517	34,515	40,801	55,471
Stock-based compensation	7,475	10,012	7,317	7,596
Litigation settlements	—	—	—	—
Recognition of step-up basis in inventory	—	—	1,301	3,968
CEO transition expense	—	3,051	—	—
Acquisition related expenses	—	—	19,886	4,443
Gain on fair value remeasurement of contingent consideration	—	—	—	(2,914)
Total adjustments	$64,670	$76,395	$95,755	$95,180
Adjusted EBITDA	$92,383	$96,001	$105,090	$107,716

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023

	(in thousands)
GAAP operating expenses	$207,449	$159,208
Adjustments:
Stock-based compensation	32,400	27,136
Litigation settlements	—	8,500
CEO transition expense	3,051	—
Acquisition related expenses	24,329	—
Gain on fair value remeasurement of contingent consideration	(2,914)	—
Total adjustments	$56,866	$35,636
Adjusted operating expenses	$150,583	$123,572

Adjusted operating expenses were $150.6 million for 2024 compared to $123.6 million for 2023. The $27.0 million increase was primarily driven by:

●	an increase in salaries, wages, and benefits (excluding stock-based compensation and CEO transition expense) of $14.7 million, primarily due to increases in personnel costs for employees retained following the Ironshore Acquisition;
●	an increase in sales and marketing expenses of $9.5 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay following the Ironshore Acquisition in September 2024; and
●	an increase in regulatory fees of $1.8 million, primarily due to fees incurred for Jornay following the Ironshore Acquisition in September 2024.

The following is a summary of 2024 quarterly adjusted operating expenses:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands)
GAAP operating expenses	$41,982	$43,335	$61,955	$60,177
Adjustments:
Stock-based compensation	7,475	10,012	7,317	7,596
Litigation settlements	—	—	—	—
CEO transition expense	—	3,051	—	—
Acquisition related expenses	—	—	19,886	4,443
Gain on fair value remeasurement of contingent consideration	—	—	—	(2,914)
Total adjustments	7,475	13,063	27,203	9,125
Adjusted operating expenses	$34,507	$30,272	$34,752	$51,052

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

Adjusted net income and adjusted earnings per share for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023

	(in thousands, except share and per share data)
GAAP net income	$69,190	$48,155
Adjustments:
Non-cash interest expense	9,729	8,635
Loss on extinguishment of debt	11,329	23,504
Amortization	165,304	145,760
Stock-based compensation	32,400	27,136
Litigation settlements	—	8,500
Recognition of step-up basis in inventory	5,269	15,116
CEO transition expense	3,051	—
Acquisition related expenses	24,329	—
Gain on fair value remeasurement of contingent consideration	(2,914)	—
Income tax effect of above adjustments (1)	(62,880)	(53,526)
Total adjustments	$185,617	$175,125
Non-GAAP adjusted net income	$254,807	$223,280

Adjusted weighted-average shares — diluted (2)	40,424,180	41,788,125
Adjusted earnings per share (2)	$6.45	$5.47

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the adjustments that have a tax effect. The blended federal and state statutory rate for the years ended December 31, 2024 and 2023 were 26.5% and 25.9%, respectively. As such, the non-GAAP effective tax rates for the years ended December 31, 2024 and 2023 were 25.3% and 23.4%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for the convertibles notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the years ended December 31, 2024 and 2023, adjusted weighted-average shares – diluted includes 6,606,305 and 6,793,421 shares, respectively, attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

The following is a summary of 2024 quarterly adjusted net income and adjusted earnings per share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except share and per share data)
GAAP net income	$27,713	$19,606	$9,335	$12,536
Adjustments:
Non-cash interest expense	1,780	1,604	1,681	4,664
Loss on extinguishment of debt	—	7,184	4,145	—
Amortization	34,517	34,515	40,801	55,471
Stock-based compensation	7,475	10,012	7,317	7,596
Recognition of step-up basis in inventory	—	—	1,301	3,968
CEO transition expense	—	3,051	—	—
Acquisition related expenses	—	—	19,886	4,443
Gain on fair value remeasurement of contingent consideration	—	—	—	(2,914)
Income tax effect of above adjustments (1)	(12,653)	(12,008)	(20,974)	(17,245)
Total adjustments	$31,119	$44,358	$54,157	$55,983
Non-GAAP adjusted net income	$58,832	$63,964	$63,492	$68,519

Adjusted weighted-average shares — diluted (2)	41,438,466	40,383,695	40,163,266	40,109,649
Adjusted earnings per share (2)	$1.45	$1.62	$1.61	$1.77

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the adjustments that have a tax effect. The blended federal and state statutory rate for the three months ended March 31, June 30, September 30, and December 31, 2024 were 26.6%, 25.9%, 28.1%, and 25.3%, respectively. As such, the non-GAAP effective tax rates for the three months ended March 31, June 30, September 30, and December 31, 2024 were 28.9%, 21.3%, 27.9%, and 23.5%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for the convertibles notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the three months ended March 31, June 30, September 30, and December 31, 2024, adjusted weighted-average shares – diluted includes 7,509,104, 6,606,305, 6,606,305, and 6,606,305 shares, respectively, attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

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

As of December 31, 2024, our investment portfolio includes $38.1 million of cash equivalents and $92.2 million of marketable securities, which are primarily comprised of money market funds, commercial paper, corporate debt securities, and government-sponsored debt securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale and, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2024 Term Loan

The 2024 Term Loan bears interest at a rate equal to bear an annual interest rate equal to Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.13% plus + 4.50%, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. Based on the outstanding principal amount of the 2024 Term Loan as of December 31, 2024 of $629.7 million, a hypothetical 1% increase or decrease in interest rates would increase or decrease future annual interest expense by approximately $6.3 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

As permitted by SEC guidance, management may omit an assessment of a newly acquired operation’s internal control over financial reporting for up to one year from the date of acquisition. Accordingly, we excluded the portion of Ironshore’s operations that represented approximately 8.5% of total operating expenses for the year ended December 31, 2024 from management’s assessment of internal control over financial reporting.

Based on our evaluation, and subject to the exclusion above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Collegium Pharmaceutical, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ironshore Therapeutics Inc., which was acquired on September 3, 2024, and whose financial statements constitute 8.5% of the consolidated operating expenses for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Ironshore Therapeutics Inc.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2025

Item 9B.  Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business — Our Executive Officers,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of the Shareholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the heading “Pay Versus Performance”), “Director Compensation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accountants’ Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures.”

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

Exhibits

Exhibit Number		Exhibit Description
2.1	†	Agreement and Plan of Merger, dated as of February 14, 2022, by and among Collegium Pharmaceutical, Inc., Bristol Acquisition Company, Inc. and BioDelivery Sciences International, Inc.	(1)
2.2	*	Agreement and Plan of Merger, dated as of July 28, 2024, by and among Collegium Pharmaceutical Inc., Ironshore Therapeutics Inc. and Shareholder Representative Services LLC	(2)
3.1	†	Third Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc.	(3)
3.2	†	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.	(4)
4.1	†	Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(5)
4.2	†	First Supplemental Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(5)
4.3	†	Form of certificate representing the 2.625% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2).	(5)
4.4	†	Indenture, dated as of February 10, 2023, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(6)
4.5	†	Form of certificate representing the 2.875% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4).	(6)
4.6	†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(7)
10.1	†	Office Lease agreement by and between Campanelli-Trigate 100 TCD Stoughton, LLC, and Collegium Pharmaceutical, Inc as of March 23, 2018.	(8)

10.2	+†	2015 Employee Stock Purchase Plan.	(9)
10.3	+†	Performance Bonus Plan.	(10)
10.4(a)	+†	Amended and Restated 2014 Stock Incentive Plan.	(9)
10.4(b)	+†	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan.	(9)
10.4(c)	+†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan.	(9)
10.4(d)	+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Stock Incentive Plan.	(11)
10.4(e)	+†	Form of Performance Share Unit Agreement under the Amended and Restated 2014 Stock Incentive Plan.	(12)
10.5	†	Form of Indemnification Agreement.	(10)
10.6	+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Shirley Kuhlmann and Collegium Pharmaceutical, Inc.	(13)
10.7	+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.	(13)
10.8	†	License Agreement (U.S.), dated as of January 13, 2015, by and among Grünenthal GmbH, Janssen Research & Development, LLC, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.	(14)
10.9	†	Consent Agreement, dated January 30, 2020, by and among Grünenthal GmbH, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.	(14)
10.10	†	Settlement Agreement, dated September 29, 2020, by and among Collegium Pharmaceutical, Inc. and Teva Pharmaceuticals USA, Inc.	(15)
10.11	+†	Employment Agreement, dated May 24, 2021, by and between Colleen Tupper and Collegium Pharmaceutical, Inc.	(16)
10.12	†	Second Amended and Restated Loan Agreement by and among Collegium Pharmaceutical Inc., its subsidiaries party thereto; BioPharma Credit PLC, as collateral agent and lender; BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP, as lender, dated as of July 28,2024.	(2)
10.13	+†	Separation Agreement, by and between Collegium Pharmaceutical Inc.and Joseph Ciaffoni, dated May 24, 2024.	(17)
10.14	†*	Authorized Generic Agreement by and between Collegium Pharmaceutical Inc.and Hikma Pharmaceuticals USA Inc., dated April 26, 2024.	(17)
10.15	†	Exclusive License Agreement, dated April 4, 2019, between the Company and Shionogi, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by BDSI on March 9, 2022).	(18)
10.16	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Colleen Tupper.	(18)
10.17	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Shirley Kuhlmann.	(18)
10.18	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.	(18)
10.19	+†	Employment Agreement, dated March 23, 2022 by and between Collegium Pharmaceutical, Inc. and Thomas Smith.	(18)
10.20	+	Employment Agreement, dated November 12, 2024 by and between Collegium Pharmaceutical, Inc. and Vikram Karnani.
19	†	Insider Trading Policy	(11)
21.1		Subsidiaries of Collegium Pharmaceutical, Inc.
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2		Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1		Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2		Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
97	†	Compensation Recovery Policy	(11)

101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024, and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024.
(3)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the SEC on August 5, 2020.
(4)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2017.
(5)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2020.
(6)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2023.
(7)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
(8)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the SEC on May 9, 2018.
(9)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-207744) filed with the SEC on November 2, 2015.
(10)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1/A (File No. 333-203208) filed with the SEC on April 27, 2015.
(11)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.
(12)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the SEC on May 8, 2019.
(13)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2020.
(14)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 7, 2020.

(15)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020.
(16)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the SEC August 5, 2021.
(17)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the SEC on August 8, 2024.
(18)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC May 10, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

By: /s/ Vikram Karnani
Vikram Karnani
Chief Executive Officer

Signature	Title	Date

/s/ Vikram Karnani	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2025
Vikram Karnani

/s/ Colleen Tupper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Colleen Tupper

/s/ Michael T. Heffernan, R.Ph.	Chairman of the Board	February 27, 2025
Michael T. Heffernan, R.Ph.

/s/ Rita Balice-Gordon, Ph.D.	Director	February 27, 2025
Rita Balice-Gordon, Ph.D.

/s/ Garen G. Bohlin	Director	February 27, 2025
Garen G. Bohlin

/s/ John A. Fallon, M.D.	Director	February 27, 2025
John A. Fallon, M.D.

/s/ John G. Freund, M.D.	Director	February 27, 2025
John G. Freund, M.D.

/s/ Gwen Melincoff	Director	February 27, 2025
Gwen Melincoff

/s/ Gino Santini	Director	February 27, 2025
Gino Santini

/s/ Nancy Lurker	Director	February 27, 2025
Nancy Lurker

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

COLLEGIUM PHARMACEUTICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Collegium Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Product Return Liability– Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

Revenue is recognized when control is transferred to the customer, which occurs upon delivery, and revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions and a refund liability is established for estimated product returns. At the end of each reporting period, the Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration should be constrained). Variable consideration, including the risk of customer concessions, is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. The Company updates the measurement of the returns and the refund liability (the “return provision”) at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

Estimating the return provision requires significant judgment by management. Given the complexity and significant level of estimation uncertainty involved in calculating the return provision, our audit procedures in this area required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the return provision included the following, among others:

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

Business Combinations - Refer to Note 4 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2024, the Company acquired Ironshore Therapeutics Inc. (“Ironshore”) for total consideration of $309.9 million. The assets acquired and liabilities assumed were recorded based on their fair value, including an intangible asset and a deferred royalty obligation of $635.0 million and $116.9 million, respectively. Management estimated the fair value of the asset and liability using valuation techniques, including income-based models, which required the use of significant estimates and assumptions related to future cash flows and the selection of appropriate discount rates.

We identified the valuation of the intangible asset and deferred royalty obligation as a critical audit matter. Given that the determination of the fair value requires significant estimates and assumptions by management, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated future cash flows and the selection of the discount rates for the intangible asset and deferred royalty obligation included the following, among others:

●	We tested the effectiveness of controls over the valuation of the intangible asset and deferred royalty obligation, including management's controls over the underlying revenue forecasts, future profit margins, and selection of the discount rates.
●	We assessed the reasonableness of management's revenue and profit margin forecasts underlying the forecasted cash flows by performing the following:
o	We compared the forecasts to historical results of the acquired business.
o	We compared the forecasts to internal forecasts and other information obtained while performing the audit.
o	We performed a sensitivity analysis to determine the impact of the assumptions under different scenarios.
o	We compared the revenue growth rates to available external information.

●	With the assistance of our fair value specialists, we performed the following:
o	We evaluated the reasonableness of the valuation methodologies selected and the mathematical accuracy of the calculations.
o	We tested the source information underlying the determination of the discount rates, tested the mathematical accuracy of the calculations and compared those to the amounts selected by management.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2025

We have served as the Company's auditor since 2016.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$70,565	$238,947
Marketable securities	92,198	71,601
Accounts receivable, net	228,540	179,525
Inventory	35,560	32,332
Prepaid expenses and other current assets	30,394	15,195
Restricted cash	25,000	—
Total current assets	482,257	537,600
Property and equipment, net	14,329	15,983
Operating lease assets	5,822	6,029
Intangible assets, net	891,402	421,708
Restricted cash	1,047	1,047
Deferred tax assets	98,033	26,259
Other noncurrent assets	8,368	825
Goodwill	162,333	133,857
Total assets	$1,663,591	$1,143,308
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$3,934	$8,692
Accrued liabilities	72,124	37,571
Accrued rebates, returns and discounts	338,642	227,331
Current portion of term notes payable	64,583	183,333
Current portion of operating lease liabilities	1,271	988
Business combination consideration payable	28,956	—
Total current liabilities	509,510	457,915
Term notes payable, net of current portion	550,733	221,713
Convertible senior notes	237,172	262,125
Operating lease liabilities, net of current portion	5,539	6,124
Deferred royalty obligation	120,613	—
Deferred revenue	10,000	—
Contingent consideration	1,182	—
Total liabilities	1,434,749	947,877
Commitments and contingencies (refer to Note 13)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 39,646,749 issued and 31,440,155 outstanding shares as of December 31, 2024 and 38,192,441 issued and 31,868,549 outstanding shares as of December 31, 2023	40	38
Additional paid-in capital	590,251	565,949
Treasury stock, at cost; 8,206,594 shares as of December 31, 2024 and 6,323,892 shares as of December 31, 2023	(197,505)	(137,381)
Accumulated other comprehensive income	55	14
Accumulated deficit	(163,999)	(233,189)
Total shareholders’ equity	228,842	195,431
Total liabilities and shareholders’ equity	$1,663,591	$1,143,308

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Product revenues, net	$631,449	$566,767	$463,933
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	88,801	94,838	118,190
Intangible asset amortization and impairment	165,304	145,760	136,255
Total cost of products revenues	254,105	240,598	254,445
Gross profit	377,344	326,169	209,488
Operating expenses
Research and development	—	—	3,983
Selling, general and administrative	210,363	159,208	172,186
Gain on fair value remeasurement of contingent consideration	(2,914)	—	—
Total operating expenses	207,449	159,208	176,169
Income from operations	169,895	166,961	33,319
Interest expense	(73,974)	(83,339)	(63,213)
Interest income	13,976	15,615	1,047
Loss on extinguishment of debt	(11,329)	(23,504)	—
Income (loss) before income taxes	98,568	75,733	(28,847)
Provision for (benefit from) income taxes	29,378	27,578	(3,845)
Net income (loss)	$69,190	$48,155	$(25,002)

Earnings (loss) per share — basic	$2.14	$1.43	$(0.74)
Weighted-average shares — basic	32,273,850	33,741,213	33,829,495

Earnings (loss) per share — diluted	$1.86	$1.29	$(0.74)
Weighted-average shares — diluted	40,424,180	41,788,125	33,829,495

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$69,190	$48,155	$(25,002)
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	41	14	—
Total other comprehensive income	41	14	—
Comprehensive income (loss)	$69,231	$48,169	$(25,002)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

			Additional				Accumulated Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance as of December 31, 2021	35,806,119	$36	$502,095	(2,150,717)	$(42,861)	$(256,342)	$—	$202,928
Exercise of common stock options	742,348	—	11,811	—	—	—	—	11,811
Issuance for employee stock purchase plan	22,627	—	337	—	—	—	—	337
Vesting of RSUs and PSUs	699,285	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(226,286)	—	(4,044)	—	—	—	—	(4,044)
Share repurchases	—	—	5,000	(1,085,106)	(19,063)	—	—	(14,063)
Exercise of warrant	40,666	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,874	—	—	—	—	22,874
Net loss	—	—	—	—	—	(25,002)	—	(25,002)
Balance as of December 31, 2022	37,084,759	37	538,073	(3,235,823)	(61,924)	(281,344)	—	194,842
Exercise of common stock options	498,008	—	8,641	—	—	—	—	8,641
Issuance for employee stock purchase plan	26,505	—	460	—	—	—	—	460
Vesting of RSUs and PSUs	898,817	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(315,648)	—	(8,361)	—	—	—	—	(8,361)
Share repurchases	—	—	—	(3,088,069)	(75,457)	—	—	(75,457)
Stock-based compensation	—	—	27,136	—	—	—	—	27,136
Other comprehensive income, net of tax	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	48,155	—	48,155
Balance as of December 31, 2023	38,192,441	38	565,949	(6,323,892)	(137,381)	(233,189)	14	195,431
Exercise of common stock options	502,688	1	10,245	—	—	—	—	10,246
Issuance for employee stock purchase plan	35,664	—	827	—	—	—	—	827
Vesting of RSUs and PSUs	1,481,823	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(565,867)	—	(19,170)	—	—	—	—	(19,170)
Share repurchases	—	—	—	(1,882,702)	(60,124)		—	(60,124)
Stock-based compensation	—	—	32,400	—	—	—	—	32,400
Other comprehensive income, net of tax	—	—	—	—	—	—	41	41
Net income	—	—	—	—	—	69,190	—	69,190
Balance as of December 31, 2024	39,646,749	$40	$590,251	(8,206,594)	$(197,505)	$(163,999)	$55	$228,842

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$69,190	$48,155	$(25,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment expense	165,304	145,760	136,255
Depreciation expense	3,856	3,496	2,684
Deferred income taxes	(26,814)	(2,153)	(8,391)
Stock-based compensation expense	32,400	27,136	22,874
Non-cash lease (benefit) expense	(94)	(280)	238
Loss on extinguishment of debt	11,329	23,504	—
Non-cash interest expense for amortization of debt discount and issuance costs	6,016	8,635	8,285
Non-cash interest expense for deferred royalty obligation	3,713	—	—
Net amortization of premiums and discounts on investments	(2,028)	(1,235)	—
Non-cash change in fair value of contingent consideration	(2,914)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,414)	3,594	(21,780)
Inventory	13,927	14,169	48,274
Prepaid expenses and other assets	(14,070)	1,439	(4,606)
Accounts payable	(11,278)	5,061	(707)
Accrued liabilities	(39,530)	628	(11,131)
Accrued rebates, returns and discounts	387	(3,160)	(22,766)
Operating lease assets and liabilities	—	—	3
Net cash provided by operating activities	204,980	274,749	124,230
Investing activities
Acquisition of Ironshore (net of cash acquired)	(267,538)	—	—
Acquisition of BDSI (net of cash acquired)	—	—	(572,069)
Purchases of property and equipment	(1,652)	(461)	(1,622)
Purchases of marketable securities	(111,171)	(92,351)	—
Maturities of marketable securities	92,602	22,000	—
Net cash used in investing activities	(287,759)	(70,812)	(573,691)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	827	460	337
Proceeds from the exercise of stock options	10,246	8,641	11,811
Payments made for employee stock tax withholdings	(19,170)	(8,361)	(4,044)
Repurchases of common stock	(60,025)	(75,000)	(14,063)
Repayment of term notes	(107,813)	(162,500)	(75,000)
Proceeds from term note modification, net of fees paid to lender of $11,825	313,175	—	517,682
Proceeds from issuances of 2029 convertible notes, net of issuance costs of $6,280	—	235,220	—
Repurchase of 2026 Convertible Notes, including premium	—	(138,638)	—
Redemption of 2026 Convertible Notes, including premium and redemption costs	(33,245)	—	—
Repayment of assumed debt from Ironshore acquisition	(164,598)	—	—
Net cash (used in) provided by financing activities	(60,603)	(140,178)	436,723

Net (decrease) increase in cash, cash equivalents and restricted cash	(143,382)	63,759	(12,738)
Cash, cash equivalents and restricted cash at beginning of year	239,994	176,235	188,973
Cash, cash equivalents and restricted cash at end of year	$96,612	$239,994	$176,235

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$70,565	$238,947	$173,688
Restricted cash	26,047	1,047	2,547
Total cash, cash equivalents and restricted cash	$96,612	$239,994	$176,235

Supplemental disclosure of cash flow information
Cash paid for interest	$62,434	$73,256	$52,528
Cash paid for income taxes	$52,090	$24,205	$10,400

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued liabilities	$185	$176	$—
Excise tax on share repurchases in accrued liabilities	$99	$457	$—
Acquisition date fair value of contingent consideration	4,096	—	—
Business combination consideration payable	28,956	—	—

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business

Organization

Collegium Pharmaceutical, Inc. (the “Company” or “Collegium”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company’s mission is to build a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. The Company’s product portfolio includes Jornay PM (“Jornay”), Belbuca, Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic.

On September 3, 2024, (the “Acquisition Date”), the Company closed its acquisition of Ironshore Therapeutics Inc. (“Ironshore”) (the “Ironshore Acquisition” or “Merger”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), with Ironshore surviving the Merger as a wholly owned subsidiary of the Company. Ironshore had developed and obtained commercial approval to market Jornay in the United States. Upon closing the Ironshore Acquisition, the Company acquired the Jornay product.

On March 22, 2022, the Company acquired BioDelivery Sciences International, Inc. (“BDSI”), a specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions (the “BDSI Acquisition”). Upon closing the BDSI Acquisition, the Company acquired the Belbuca and Symproic products.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements include the accounts of Collegium Pharmaceutical, Inc. as well as the accounts of its subsidiaries. The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Estimates in the Company’s consolidated financial statements include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of products, estimates related to the fair value of assets acquired and liabilities assumed in business combinations, including acquired intangible assets and the fair value of inventory acquired, estimates utilized in the ongoing valuation of inventory related to potential unsalable product, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of goodwill and intangible assets, future payments under the deferred royalty obligation, and deferred tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2024 and 2023.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of December 31, 2024 and 2023.

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Assets
Cash equivalents:
Money market funds	$36,153	$36,153	$—	$—
Commercial paper	1,993		1,993
Marketable securities:
Corporate debt securities	82,679	—	82,679	—
Government-sponsored securities	6,560	—	6,560	—
Commercial paper	2,959	—	2,959	—
Total assets measured at fair value	$130,344	$36,153	$94,191	$—
Liabilities
Contingent consideration	1,182	—	—	1,182
Total liabilities measured at fair value	$1,182	$—	$—	$1,182

December 31, 2023
Assets
Cash equivalents:
Money market funds	$77,299	$77,299	$—	$—
U.S. Treasury securities	4,729	—	4,729	—
Marketable securities:
Corporate debt securities	41,612	—	41,612	—
U.S. Treasury securities	25,468	—	25,468	—
Government-sponsored securities	4,521	—	4,521	—
Total assets measured at fair value	$153,629	$77,299	$76,330	$—

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis using quoted market prices. Accordingly, these securities are categorized as Level 1.

Contingent Consideration

The Company’s contingent consideration liability is related to the Ironshore Acquisition in 2024. The Ironshore Acquisition includes a contingent payment of $25,000 related to the achievement of a financial milestone based on net revenues of Jornay for the year ended December 31, 2025.

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

Change in the Fair Value of Contingent Consideration

The following table provide a reconciliation of the beginning and ending balances related to the contingent consideration for the Ironshore Acquisition:

Ironshore Acquisition Contingent Consideration
Balance as of December 31, 2023	$—
Acquisition date fair value	4,096
Gain on fair value remeasurement of contingent consideration	(2,914)
Balance as of December 31, 2024	$1,182

Assets and Liabilities Not Carried at Fair Value

Convertible Senior Notes

The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market.

As of December 31, 2024, the fair value of the Company’s 2.875% convertible senior notes due in 2029 was $266,184 and the net carrying value was $237,172. As of December 31, 2023, the fair value of the Company’s 2.875% convertible senior notes due in 2029 was $249,803 and the net carrying value was $236,133.

During the year ended December 31, 2024, the Company fully redeemed its 2.625% convertible senior notes due in 2026 and thus none of these notes were outstanding as of December 31, 2024. As of December 31, 2023, the fair value of the Company’s 2.625% convertible senior notes due in 2026 was $25,033 and the net carrying value was $25,992.

Term Notes Payable

The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of December 31, 2024 and 2023, the carrying amount of the term notes reasonably approximated the estimated fair value.

Deferred Royalty Obligation

The Company’s deferred royalty obligation was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 15, Deferred Royalty Obligation, for more information.

The deferred royalty obligation is not carried at fair value. The deferred royalty obligation is considered a level 3 fair value measurement. The fair value of the Company’s deferred royalty obligation approximates the carrying value as of December 31, 2024.

Other Assets and Liabilities

As of December 31, 2024, and 2023, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts, approximated the estimated fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash deposits primarily with one reputable and nationally recognized financial institution. In addition, as of December 31, 2024, the Company’s cash equivalents were invested in money market funds and commercial paper. The Company has not experienced any material losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held and the nature of the assets in the money market funds.

Three customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2024. These customers comprised 37%, 33%, and 28% of the accounts receivable balance as of December 31, 2024 and 38%, 35%, and 26% as of December 31, 2023.

The same customers comprised 10% or more of the Company’s revenue during the year ended December 31, 2024. These customers comprised 33%, 33%, and 31% of revenue during the year ended December 31, 2024; 33%, 32%, and 32% during the year ended December 31, 2023; and 33%, 32%, and 31% during the year ended December 31, 2022.

To date, the Company has not experienced any credit losses with respect to the collection of its accounts receivable and has not recorded an allowance for credit losses as of December 31, 2024 or 2023. The Company has no financial instruments with off balance sheet risk of loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, including bank deposits, investments in money market funds, and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash is reported as non-current unless the restrictions are expected to be released in the next twelve months. Restricted cash as of December 31, 2024 includes $25,000 of deposits into escrow at the closing of the Ironshore Acquisition, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Acquisition Date. The remaining amounts in restricted cash represent cash held in a depository account at a financial institution to collateralize conditional standby letters of credit for the Company’s lease of its corporate headquarters and its leases of vehicles for its field-based employees.

Marketable Securities

As of December 31, 2024 and 2023, the Company’s marketable securities consisted of investments in available-for-sale corporate debt, commercial paper, U.S. Treasury, and government-sponsored securities with readily determinable fair values. The Company classifies available-for-sale marketable securities as current assets on its consolidated balance sheets. The fair value of these securities is based on quoted prices for identical assets or inputs other than quoted prices that are observable for similar assets, either directly or indirectly.

The Company records interest earned and net amortization of premiums and discounts on investments within interest income on its consolidated statements of operations. The Company records unrealized gains (losses) on available-for-sale debt securities as a component of “Accumulated other comprehensive income,” which is a separate component of shareholders’ equity on its consolidated balance sheets, until such gains and losses are realized. Realized gains and losses are determined using the specific identification method.

For available-for-sale debt securities with unrealized losses, the Company assesses whether a credit loss allowance is required using an expected loss model. This process involves evaluating whether the fair value of an investment is recoverable when compared to its amortized cost. If an increase in fair value is observed, the Company may reduce any previously recognized credit losses. In determining whether impairments are other-than-temporary, the Company considers its ability and intention to hold the investment until market price recovery, as well as issuer-specific credit ratings, historical losses, and current economic conditions. The Company generally intends to retain investments until their amortized cost is recovered and did not identify any investments with other-than-temporary impairment as of December 31, 2024 and 2023.

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

The Company expects to use the inventory that is classified within current assets on its consolidated balance sheet over its operating cycle. Inventory that is not expected to be used over the Company’s operating cycle is classified as a non-current asset. Refer to Note 8, Inventory, for further information.

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

The acquisition method of accounting requires the recognition of assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. The determination of the fair value requires the estimation of fair values based on non-observable inputs that are included in valuation models. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets and the deferred royalty obligation. The fair value of acquired inventory is based on inventory cost and other assumptions. The cash flow projections are based on management's estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and an appropriate discount rate.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is not amortized but is subject to impairment testing at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2024 and concluded that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.

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

Leases

The Company records lease assets and liabilities for lease arrangements exceeding a 12-month initial term. For operating leases, the Company records an initial lease liability equal to the present value of minimum lease payments to be made over the lease term discounted using the Company’s incremental borrowing rate and a corresponding lease asset adjusted for incentives received and indirect costs. The Company records operating lease rent expense in the statements of operations over the lease term. Variable lease costs are not included in the measurement of the operating lease liability and are recognized in the period in which they are incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the Company’s consolidated balance sheets. Short-term lease expense is recognized on a straight-line basis over the lease term. The Company does not have any financing lease arrangements.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, operating lease assets, and definite-lived intangible assets. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset (or asset group) would be compared to the carrying value of the asset to determine whether the asset's value is recoverable. If impairment is determined, the Company records an impairment loss equal to the excess of the carrying value of the long-lived asset over its estimated fair value in the period at which such a determination is made.

Revenue Recognition

The Company’s revenue is from sales of the Company’s products, which are primarily sold to wholesale pharmaceutical distributors, which in turn sell the product to pharmacies for the treatment of patients. The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Refer to Note 3, Revenue from Contracts with Customers, for more information.

Deferred Royalty Obligation

The Company’s deferred royalty obligation liability is a debt obligation of Ironshore that was assumed as part of the Ironshore Acquisition. The deferred royalty obligation relates to royalty payments on revenue of Jornay that are paid to debtholders in exchange for preacquisition funding provided to Ironshore by the debtholders.

The Company accretes the deferred royalty obligation to the estimated future royalty payments over the life of the agreement and records the accretion as interest expense using the effective interest rate. The carrying value of the obligation decreases for royalty payments made based upon the actual Jornay revenue and related royalty payments.

The effective interest rate is calculated based on current estimates of future royalty payments over the life of the agreement. To the extent estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company accounts for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense. Refer to Note 15, Deferred Royalty Obligation, for more information.

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

Since April 1, 2022, the Company has focused entirely on commercial products rather than research and development and redirected resources from research and development activities. As such, there were no expenses incurred in research and development after the three months ended March 31, 2022.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $10,663, $7,406, and $11,743 in the years ended December 31, 2024, 2023, and 2022 respectively. Advertising and product promotion costs are expensed as incurred.

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

The Company records uncertain tax positions on the basis of a two-step process whereby: (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to uncertain tax positions within income tax expense. Any accrued interest and penalties will be included within the related tax liability. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

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

Embedded Derivatives

Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s term notes and convertible notes (refer to Note 14, Debt) contain certain features that are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and through December 31, 2024 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including due to changes in market conditions, there could be a change to the fair value.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023 for the Company’s annual report, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard did not to have a material impact on the Company’s consolidated financial statements, and the Company’s provided enhanced disclosures as required to comply with this standard. Refer to Note 21, Segments, for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure of specified information about certain costs and expenses. This update is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This update is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

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

Product Returns

Provisions for product returns are based on product-level returns rates, including processed as well as unprocessed return claims, in addition to relevant market events and other factors. Estimates of the future product returns are made at the time of revenue recognition to determine the amount of consideration to which the Company expects to be entitled (that is, excluding the products expected to be returned). At the end of each reporting period, the Company analyzes trends in returns rates and updates its assessment of variable consideration. To the extent the Company receives amounts in excess of what it expects to be entitled to receive due to a product return, the Company does not recognize revenue when it transfers products to customers but instead recognizes those excess amounts received as a refund liability. The Company updates the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2024, 2023, and 2022, respectively:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2021	$142,379	$54,617	$13,226
Acquired from BDSI	38,074	18,187	7,575
Provision related to current period sales	497,250	38,250	132,547
Changes in estimate related to prior period sales	(619)	2,505	(592)
Credits/payments made	(520,147)	(40,005)	(130,698)
Balance as of December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	424,013	41,993	149,976
Changes in estimate related to prior period sales	(4,802)	4,268	555
Credits/payments made	(426,322)	(42,310)	(151,672)
Balance as of December 31, 2023	$149,826	$77,505	$20,917
Acquired from Ironshore	43,065	67,859	4,993
Provision related to current period sales	445,875	55,211	179,314
Changes in estimate related to prior period sales	372	1,962	(86)
Credits/payments made	(447,630)	(55,403)	(166,626)
Balance as of December 31, 2024	$191,508	$147,134	$38,512

(1)	Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s consolidated balance sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s consolidated balance sheets.

As of December 31, 2024, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

Disaggregation of Revenue

The Company discloses disaggregated revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As such, the Company disaggregates its product revenues, net from contracts with customers by product, as disclosed in the table below.

	Years Ended December 31,
	2024	2023	2022
Belbuca	$211,269	$182,095	$126,461
Xtampza ER	191,330	177,374	138,804
Nucynta IR	100,740	108,150	112,058
Nucynta ER	75,767	82,653	72,418
Jornay	37,239	—	—
Symproic	15,104	16,495	12,267
Other	—	—	1,925
Total product revenues, net	$631,449	$566,767	$463,933

The Company began recognizing revenue from Jornay in September 2024 following the acquisition of Ironshore. The Company began recognizing revenue from Belbuca and Symproic in March 2022 following the acquisition of BDSI. Refer Note 4, Acquisitions, for further information.

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

The Company’s only contract liability relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (see Note 4, Acquisition). The contract provides Knight the right to sell Jornay in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The up-front payment will be recognized as revenue as product sales are made over the term of the contract. No products have been delivered to date under this contract and therefore no revenue has been recognized through December 31, 2024.

4. Acquisitions

Ironshore Acquisition

On September 3, 2024, the Company closed the Ironshore Acquisition. Ironshore had developed and obtained commercial approval to market Jornay in the United States. The Ironshore Acquisition was completed to expand the Company’s business beyond pain management and establish a commercial presence in neuropsychiatry via the attention deficit hyperactivity disorder (“ADHD”) market. The Company obtained control through the acquisition of shares in an all-cash transaction which closed on September 3, 2024 (“the Acquisition Date”).

The acquisition consideration includes payments for the Ironshore equity and assumption of certain of its debt. The Company deposited $25,000 into escrow at closing, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Acquisition Date. As of the Acquisition Date, and December 31, 2024, approximately $21,956 was due to the former Ironshore equity holders and $25,000 is recorded as restricted cash. In addition, the Company will pay approximately $7,000 to former Ironshore equity holders as the Company recovers certain acquired deposits as specified in the Merger Agreement, which amount is due no later than 225 days from the Acquisition Date. The Company also agreed to pay a $25,000 contingent payment upon the achievement of a financial milestone based on net revenues of Jornay for the year ended December 31, 2025.

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

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. The Company is finalizing its valuation of intangible assets, tangible assets, liabilities and tax analyses, and anticipates finalizing the valuation of assets acquired and liabilities assumed as the information necessary to complete the analysis is obtained, but no later than one year after the Acquisition Date. In the fourth quarter of 2024, the Company recognized measurement period adjustments to increase accrued returns by $31,298, deferred tax assets by $15,368, goodwill by $16,374 and certain other accounts by $444.

The following tables set forth the final allocation of the Ironshore Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date:

Amounts Recognized at the Acquisition Date
Assets Acquired
Cash and cash equivalents	$9,350
Accounts receivable	44,601
Inventory	17,155
Prepaid expenses and other current assets	8,671
Property, plant and equipment, net	541
Intangible assets	635,000
Right-of-use assets	800
Deferred tax assets	44,960
Total assets	$761,078
Liabilities Assumed
Accounts payable	$6,656
Accrued liabilities	73,880
Accrued rebates, returns and discounts	110,924
Borrowings	8,954
Lease liabilities	800
Senior secured notes payable	151,500
Deferred royalty obligation	116,900
Deferred revenue	10,000
Total liabilities	$479,614
Total identifiable net assets acquired	281,464
Goodwill	28,476
Total consideration transferred	$309,940

The valuation of the acquired intangible assets and assumed deferred royalty obligations relies on significant unobservable inputs. The Company used an income approach to value the $635,000 for the acquired intangible asset. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 7.7 years (refer to Note 11, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment to record inventory from its historic cost to fair value of $10,700. The assumed senior secured notes payable and borrowings were settled immediately after the close of the acquisition, resulting in a loss in debt extinguishment of $4,145.

The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

Total revenues attributable to Ironshore from the Acquisition Date through December 31, 2024 were $37,239. However, earnings attributable to Ironshore from the Acquisition Date through December 31, 2024 are not distinguishable due to the rapid integration of Ironshore’s core operations into the Company.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the twelve months ended December 31, 2024 and 2023, as if the Ironshore Acquisition had occurred on January 1, 2023. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2023, and is not indicative of what such results would be expected for any future period (in thousands):

	Years Ended December 31,
	2024	2023
Total revenues	$694,874	$645,353
Net loss	$(15,798)	$(104,139)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Ironshore. The summary pro forma financial information primarily reflects the following pro forma adjustments:

●	Employee severance-related expense of $10,360 was reflected as of January 1, 2023;
●	The Company’s acquisition-related transaction costs of $9,046 were reflected as of January 1, 2023;
●	Additional amortization expense from the acquired intangibles;
●	Additional cost of product revenues related to the step-up basis in inventory to record inventory at fair value;
●	Adjustments to the Company’s interest expense related to additional borrowings on the 2024 Term Loan as defined in Note 14, Debt, and elimination of certain Ironshore debt.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

Acquisition Related Expenses

During the year ended December 31, 2024, the Company incurred $24,329 of acquisition related expenses as a result of the Ironshore Acquisition and the substantial majority were included in Selling, general, and administrative expense in the consolidated statements of operations. These costs include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition; employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, Ironshore directors and officers insurance purchased at the closing of the Ironshore Acquisition, and miscellaneous other acquisition expenses incurred, including integration consulting costs and contract termination costs. The Company has accrued $510 related to employee severance costs incurred as of December 31, 2024 but not yet paid. Additional charges related to severance or retention payments are not expected to be material and the remaining employee termination costs are expected to be paid by March 31, 2025. The Company expects, however, to incur additional acquisition-related expenses relating to consulting fees, contract termination costs, and other integration-related expenses during the first half of 2025.

Year Ended December 31, 2024
Employee-related expenses	$10,360
Transaction costs	9,046
Ironshore directors and officers insurance	1,090
Other acquisition expenses	3,833
Total acquisition related expenses	$24,329

BDSI Acquisition

On March 22, 2022 (the “BDSI Acquisition Date”), the Company acquired BioDelivery Sciences International, Inc. (“BDSI”) in an all-cash transaction. Upon closing, the Company acquired Belbuca and Symproic.

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

The Company has accounted for the BDSI Acquisition as a business combination and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its financial statements following the BDSI Acquisition Date.

The final allocation of the consideration transferred to the assets acquired and liabilities assumed was completed in the year ended December 31, 2023.

The following tables set forth the final allocation of the BDSI Acquisition purchase price to the estimated fair value of the net assets acquired at the BDSI Acquisition Date:

Amounts Recognized at the BDSI Acquisition Date
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

Total revenues attributable to BDSI from the BDSI Acquisition Date through December 31, 2022 were $140,653. However, earnings attributable to BDSI from the BDSI Acquisition Date through December 31, 2022 are not distinguishable due to the rapid integration of BDSI’s core operations into the Company.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the years ended December 31, 2022, as if the BDSI Acquisition had occurred on January 1, 2021. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2021, and is not indicative of what such results would be expected for any future period:

Year Ended December 31, 2022
Total revenues	$493,284
Net income	$8,674

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

Grünenthal License

In connection with the acquisition of the Nucynta Products from Assertio Therapeutics, Inc. (the “Nucynta Acquisition”), the Company assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products through the acquisition of a license from Grünenthal Gmbh (“Grünenthal”) (the “Grünenthal License”).

Pursuant to the Grünenthal License, the Company is obligated to make royalty payments directly to Grünenthal at a rate of 14% on net sales of Nucynta Products. Unless earlier terminated, the Grünenthal License Agreement will continue in effect until the expiration of the royalty obligations therein. Upon expiration of the Grünenthal License, the Company will retain a fully paid up, non-exclusive license to make, use and sell the Nucynta Products under the Grünenthal Patents (as defined therein) in the United States.

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

The following table presents the computations of basic and dilutive earnings (loss) per common share:

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$69,190	$48,155	$(25,002)
Adjustment for interest expense recognized on convertible senior notes, net of tax	5,863	5,889	—
Net income (loss) — diluted	$75,053	$54,044	$(25,002)
Denominator:
Weighted-average shares outstanding — basic	32,273,850	33,741,213	33,829,495
Effect of dilutive securities:
Stock options	369,662	271,540	—
Restricted stock units	1,064,851	714,190	—
Performance share units	109,512	267,761	—
Convertible senior notes	6,606,305	6,793,421	—
Weighted average shares outstanding — diluted	40,424,180	41,788,125	33,829,495

Earnings (loss) per share — basic	$2.14	$1.43	$(0.74)
Earnings (loss) per share — diluted	$1.86	$1.29	$(0.74)

The Company has the option to settle the conversion obligation for its convertible senior notes in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Years Ended December 31,
	2024	2023	2022
Stock options	130,344	259,405	1,683,805
Restricted stock units	232,269	31,050	2,047,571
Performance share units	232,572	308,680	447,770
Employee stock purchase plan	17,946	18,591	—
Convertible senior notes	—	—	4,925,134

For PSUs, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. All other securities presented in the table above were excluded from the calculation of diluted earnings per share as their inclusion would have had an antidilutive effect.

7. Marketable Securities

Available-for-sale debt securities were classified on the consolidated balance sheets at fair value as follows:

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$1,993	$4,729
Marketable securities	92,198	71,601
Total	$94,191	$76,330

Available-for-sale debt securities consisted of the following:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$82,611	$161	$(93)	$82,679
U.S. Treasury securities	—	—	—	—
Government-sponsored securities	6,572	—	(12)	6,560
Commercial paper	4,953	1	(2)	4,952
Total	$94,136	$162	$(107)	$94,191

December 31, 2023
Corporate debt securities	$41,610	$47	$(45)	$41,612
U.S. Treasury securities	30,189	8	—	30,197
Government-sponsored securities	4,517	4	—	4,521
Total	$76,316	$59	$(45)	$76,330

The contractual maturities of available-for-sale debt securities were as follows:

	December 31,	December 31,
	2024	2023
Matures within one year	$50,469	$61,672
Matures after one year through five years	43,722	14,658
Total	$94,191	$76,330

The unrealized losses on the Company’s available-for-sale debt securities were immaterial as of December 31, 2024 and December 31, 2023. The Company did not hold available-for-sale debt securities as of December 31, 2022.

There were no sales of marketable securities during the years ended December 31, 2024 or 2023. Net unrealized holding gains or losses for the period that have been previously included in accumulated other comprehensive income were not material to the Company’s consolidated statement of operations.

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the year ended December 31, 2024 or 2023. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of December 31, 2024 or 2023.

8. Inventory

Inventory consisted of the following:

	Years Ended December 31,
	2024	2023
Raw materials	$12,531	$10,384
Work in process	13,163	6,740
Finished goods	17,812	15,208
Total inventory	$43,506	$32,332

Long-term inventory is included in other noncurrent assets in the Company’s consolidated balance sheet.

The balance sheet classification of inventory consisted of the following:

	Years Ended December 31,
	2024	2023
Inventory	$35,560	$32,332
Other noncurrent assets	7,946	—
Total inventory	$43,506	$32,332

During the years ended December 31, 2024, 2023 and 2022 the expenses related to excess and obsolete inventory that were recorded as a component of cost of product revenues were $866, $1,624, and $1,814, respectively.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Years Ended December 31,
	2024	2023
Prepaid co-pay program incentives	$9,282	$1,758
Prepaid regulatory fees	7,270	5,938
Prepaid income taxes	3,071	1,416
Other current assets	2,742	93
Manufacturing deposits	2,640	2,640
Prepaid insurance	632	672
Other prepaid expenses	4,757	2,678
Prepaid expenses and other current assets	$30,394	$15,195

10. Property and Equipment

Property and equipment consisted of the following:

	Years Ended December 31,
	2024	2023
Computers and office equipment	$3,437	$2,388
Laboratory equipment	436	436
Furniture and fixtures	1,154	1,133
Manufacturing equipment	20,803	20,643
Leasehold improvements	1,231	1,061
Construction-in-process	802	—
Total property and equipment	27,863	25,661
Less: accumulated depreciation	(13,534)	(9,678)
Property and equipment, net	$14,329	$15,983

Depreciation expense related to property and equipment amounted to $3,856, $3,496, and $2,684 for the years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2024, the Company disposals of property and equipment assets were immaterial. During the years ended December 31, 2023 and 2022, the Company disposed of fully depreciated assets of $141, and $1,040 respectively. Any gains or losses from the retirement, sale or disposal of property and equipment during the years ended December 31, 2024, 2023, and 2022 were immaterial.

11. Goodwill and Intangible Assets

The Company’s goodwill resulted from the acquisition of BioDelivery Sciences International, Inc. (“BDSI”) on March 22, 2022 (the “BDSI Acquisition”) and the Ironshore Acquisition on September 3, 2024. Refer to Note 4, Acquisitions, for more information.

The following tables summarizes the changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2022	$133,695
Measurement period adjustments from BDSI Acquisition	162
Balance as of December 31, 2023	$133,857
Goodwill resulting from Ironshore Acquisition	28,476
Balance as of December 31, 2024	$162,333

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay	$635,000	$(27,242)	$607,758	$—	$—	$—
Belbuca	360,000	(209,214)	150,786	360,000	(133,821)	226,179
Nucynta Products (1)	521,170	(438,094)	83,076	521,170	(382,710)	138,460
Symproic	70,000	(20,218)	49,782	70,000	(12,931)	57,069
Elyxyb	—	—	—	—	—	—
Total intangibles	$1,586,170	$(694,768)	$891,402	$951,170	$(529,462)	$421,708

The following table presents amortization and impairment expense recognized in cost of product revenues for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Jornay	$27,242	$—	$—
Belbuca	75,393	75,393	58,428
Nucynta Products (1)	55,384	63,082	67,181
Symproic	7,285	7,285	5,646
Elyxyb (2)	—	—	5,000
Total amortization and impairment expense	$165,304	$145,760	$136,255

(1)	During the year ended December 31, 2023, the United States Food and Drug Administration (“FDA”) granted New Patient Population exclusivity in pediatrics for Nucynta IR which extends the period of U.S. exclusivity for Nucynta IR to July 3, 2026, resulting in an extension of the estimated useful life of the underlying intangible asset from 8.0 years to 8.5 years.
(2)	Includes $214 of amortization expense and $4,786 of impairment expense.

Intangible Asset Impairment

During the three months ended December 31, 2022, the Company made the decision to discontinue the commercialization of Elyxyb. Accordingly, an asset impairment evaluation performed during the three months ended December 31, 2022 resulted in the Company recognizing $4,786 of impairment expense related to the Elyxyb intangible asset, which was equivalent to the carrying amount of the Elyxyb asset at the time of the impairment determination. The impairment expense reflects that no significant proceeds are expected to be realized from its disposition. The impairment expense is included in “Intangible asset amortization and impairment” in the consolidated statements of operations. Other expenses associated with the discontinuation of Elyxyb were immaterial. In February 2023, the Company transferred all of the assets, rights, and obligations necessary to commercialize Elyxyb in the United States and Canada to a third party.

As of December 31, 2024, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay	Belbuca	Nucynta Products	Symproic	Total
2025	$83,829	$75,393	$55,384	$7,285	$221,891
2026	83,829	75,393	27,692	7,285	194,199
2027	83,829	—	—	7,285	91,114
2028	83,829	—	—	7,285	91,114
2029	83,829	—	—	7,285	91,114
Thereafter	188,613	—	—	13,357	201,970
Remaining amortization expense	$607,758	$150,786	$83,076	$49,782	$891,402

12. Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2024	2023
Accrued royalties	$13,120	$14,198
Accrued income taxes	8,525	2,136
Accrued bonuses	8,399	4,987
Accrued product taxes and fees	6,660	5,013
Accrued interest	6,146	2,853
Accrued inventory	6,073	—
Accrued payroll and related benefits	4,589	1,511
Accrued sales and marketing	4,398	1,198
Accrued incentive compensation	4,054	1,375
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	3,044	—
Accrued audit and legal	1,848	700
Accrued severance expense related to Ironshore Acquisition	510	—
Accrued other operating costs	4,758	3,600
Total accrued liabilities	$72,124	$37,571

13. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. Except as disclosed below, the Company is not currently a party to any material litigation.

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

On August 24, 2022, the Court instructed the parties to update the Court at such time as the FDA addresses Chemo's July 29, 2022 response to the FDA. On February 8, 2023, the Court denied Chemo’s request for a trial date in the spring, and again instructed the parties to update the Court at such time as the FDA addresses Chemo’s July 29, 2022 response to the FDA. Chemo received a complete response letter with respect to its July 29, 2022 ANDA in April 2023. Chemo submitted a further amended ANDA to FDA in September 2023. On May 30, 2024, the parties submitted a Joint Status Report to the Court providing that Chemo received a fourth Complete Response Letter on March 27, 2024. On February 7, 2025, the parties submitted a Joint Status Report to the Court providing that Chemo received a fifth Complete Response Letter in January 2025.

The Company plans to litigate this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

14. Debt

2022 Term Loan

On March 22, 2022, in connection with the closing of the BDSI Acquisition, the Company entered into an Amended and Restated Loan Agreement by and among the Company, and BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”), as amended (the “2022 Loan Agreement”). The 2022 Loan Agreement provided for a $650,000 secured term loan (the “2022 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes outstanding from an existing 2020 Term Loan and fund a portion of the consideration to be paid to complete the BDSI Acquisition. The 2022 Loan Agreement was accounted for as a debt modification and transaction fees of $173 were expensed. In connection with the 2022 Loan Agreement, the Company paid loan commitment and other fees to the lender of $19,818, which together with preexisting debt issuance costs and note discounts of $2,049 were be amortized over the term of the loan using the effective interest rate. The net proceeds of the loan modification were $517,682.

On July 28, 2024, the 2022 Term Loan was amended and restated in connection with the Ironshore Acquisition and establishment of the 2024 Term Loan as described below.

2024 Term Loan

On July 28, 2024, the Company entered into a Second Amended and Restated Loan Agreement by and among the Company, certain of its subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”). The 2024 Loan Agreement provided for a $645,833 secured term loan (the “2024 Term Loan”), consisting of a $320,833 initial term loan and a $325,000 delayed draw term loan. On the effective date of the 2024 Loan Agreement, the Company used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under the 2022 Term Loan. On the closing date of the Ironshore Acquisition, the Company used the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition. The Company used the remainder for general corporate purposes.

The 2024 Loan Agreement was accounted for as a debt modification as there was no change in the debtor or creditor and the present value of the cash flows under the terms of the new debt instrument were not at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. Accordingly, the new effective interest rate was determined based on the carrying amount of the original debt instrument adjusted for the increase in debt, and transaction fees of $619 were expensed. In connection with the 2024 Loan Agreement, the Company paid loan commitment and other fees to the lender of $11,825, which together with preexisting debt issuance costs and note discounts of $4,192 are amortized over the term of the loan using the effective interest rate.

The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50,000 as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028) and is guaranteed by certain of the Company’s material subsidiaries. The 2024 Term Loan is secured by substantially all of the assets of the Company and its material subsidiaries. Until September 30, 2024, the 2024 Term Loan bore an annual interest rate equal to term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.13% (subject to a 1.20% floor), plus a margin of 7.50%. Following September 30, 2024, the 2024 Term Loan bears an annual interest rate equal to term SOFR plus a spread adjustment of 0.13% (subject to a 4.00% floor), plus a margin of 4.50% per annum, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. The Company paid a one-time fee of 1.25% of the initial term loan principal amount on July 29, 2024 and paid a one-time fee of 2.25% of the delayed draw term loan principal amount on September 3, 2024. As of December 31, 2024, the contractual interest rate was 9.2%. The Company is required to pay the $629,687 principal balance under the 2024 Term Loan in equal quarterly installments of $16,146 over the remaining four years with a $387,500 final payment.

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

The following table presents the total interest expense recognized related to the 2024 Term Loan, the 2022 Term Loan, and the 2020 Term Loan during the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Contractual interest expense	$54,915	$67,499	$51,155
Amortization of debt issuance costs	4,908	7,468	7,378
Total interest expense	$59,823	$74,967	$58,533

As of December 31, 2024, the effective interest rate on the 2024 Term Loan was 9.9%.

As of December 31, 2024, future principal repayments under the 2024 Term Loan are as follows:

Years ended December 31,	Principal Payments
2025	$64,583
2026	64,583
2027	64,583
2028	435,938
Total before unamortized discount and issuance costs	$629,687
Less: unamortized discount and issuance costs	(14,371)
Total term notes	$615,316

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

Repurchase of a Portion of the 2026 Convertible Notes in 2023

Contemporaneously with the offering of the 2029 Convertible Notes in February 2023 (as described below), the Company entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117,400 aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140,100 of cash, which includes accrued and unpaid interest on the 2026 Convertible Notes to be repurchased. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2026 Convertible Notes participating in the issuance of the 2029 Convertible Notes. Accordingly, the Company evaluated the transaction for modification or extinguishment accounting in accordance with Accounting Standards Codification Topic 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2026 Convertible Notes and issuance of the 2029 Convertible Notes were deemed to have substantially different terms based on the present value of the cash flows immediately prior to and after the exchange. Therefore, the repurchase of the 2026 Convertible Notes was accounted for as a debt extinguishment. The Company recorded a $23,504 loss on early extinguishment of debt on the consolidated statements of operations during the year ended December 31, 2023, which includes the recognition of previously deferred financing costs of $2,264. The total remaining principal amount outstanding under the 2026 Convertible Notes following the repurchase was $26,350.

Redemption of Remaining 2026 Convertible Notes in 2024

On April 11, 2024, the Company provided notice of redemption for the remaining $26,350 aggregate principal amount of its outstanding 2026 Convertible Notes. The 2026 Convertible Notes were fully redeemed on June 18, 2024. The Company settled all conversions of the 2026 Convertible Notes in cash.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company accounted for the redemption of the 2026 Convertible Notes as a debt extinguishment. The Company paid $33,218 to settle the 2026 Convertible Notes, as well as accrued and unpaid interest of $229. The Company recorded a $7,184 loss on extinguishment of debt on the consolidated statements of operations during the year ended December 31, 2024, which includes recognition of previously deferred financing costs of $289 and miscellaneous costs of redemption of $27.

2029 Convertible Notes

On February 10, 2023, the Company issued 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”) in the aggregate principal amount of $241,500, in a private offering to qualified institutional buyers pursuant to Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. The 2029 Convertible Notes were issued to finance the concurrent repurchase of a portion of the 2026 Convertible Notes, and the remainder of the net proceeds were used for general corporate purposes. In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $6,280 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees.

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

As of December 31, 2024, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2029 Convertible Notes are classified on the consolidated balance sheets as of December 31, 2024 as convertible senior notes.

As of December 31, 2024, the convertible senior notes outstanding consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(4,328)
Net carrying amount	$237,172

The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.28%. As of December 31, 2024, the if-converted value did not exceed the remaining principal amount of the 2029 Convertible Notes.

The following table presents the total interest expense recognized related to the 2026 Convertible Notes and 2029 Convertible Notes during the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Contractual interest expense	$7,258	$7,206	$3,773
Amortization of debt issuance costs	1,109	1,166	907
Total interest expense	$8,367	$8,372	$4,680

As of December 31, 2024, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2025	$6,943
2026	6,943
2027	6,943
2028	6,943
2029	244,972
Total minimum payments	$272,744
Less: interest	(31,244)
Less: unamortized issuance costs	(4,328)
Convertible Notes carrying value	$237,172

15. Deferred Royalty Obligation

The Company’s deferred royalty obligation is a debt obligation of Ironshore that was assumed as part of the Ironshore Acquisition. The deferred royalty obligation relates to royalty payments on net sales of Jornay that are paid to debtholders in exchange for funding provided to Ironshore by its debtholders. The royalty rate is 7.4% for net sales prior to July 1, 2025 and 9.7% thereafter through March 2032. The royalty payments are an unsecured obligation of the Company and there are no financial covenants or other restrictive covenants. The royalty payments are to be made semi-annually in February and August of each year based on the sales of Jornay in the prior six-month calendar year period.

The deferred royalty obligation will be accreted to the estimated future royalty payments over the life of the agreement, which will be recorded as interest expense using the effective interest rate. The carrying value of the obligation will decrease for royalty payments made based upon the actual Jornay sales and the related royalty payments. The effective interest rate is calculated based on current estimates of future royalty payments over the life of the arrangement. To the extent estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company accounts for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense. The effective interest rate as of December 31, 2024 was approximately 15.2%.

A rollforward of the deferred royalty obligation is as follows:

Deferred Royalty Obligation
Acquired balance as of September 3, 2024	$116,900
Accretion interest expense	3,713
Payments made	—
Net carrying amount	$120,613

The total interest expense recognized related to the deferred royalty obligation during year ended December 31, 2024 was $5,795.

16. Leases

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

In connection with the Ironshore Acquisition, the Company acquired an operating lease for the U.S. headquarters of Ironshore pursuant to which the Company leases 8,817 of rentable square feet of space in Durham, North Carolina (the “Ironshore Lease”). The Ironshore Lease continues through February 2028.

As of December 31, 2024, the Company's operating lease assets totaled $5,822 and operating lease liabilities totaled $6,810. This primarily relates to the Company’s corporate headquarters lease in Stoughton, Massachusetts and the Ironshore Lease.

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

Variable Lease Costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor.

The components of lease cost for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$1,444	$1,306	$1,805
Short-term lease cost	1,474	1,446	993
Variable lease cost	913	565	331
Total lease cost	$3,831	$3,317	$3,129

The lease term and discount rate for operating leases for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease term — operating leases (years)	4.6	5.7
Weighted-average discount rate — operating leases	6.6%	6.2%

Other information related to operating leases for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating leases liabilities	$1,538	$1,585	$1,568
Leased assets obtained in exchange for new operating lease liabilities	—	—	—

The Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of December 31, 2024, are as follows:

Years ended December 31,	Lease Payments
2025	$1,683
2026	1,728
2027	1,750
2028	1,572
2029	1,169
Thereafter	—
Total minimum lease payments	$7,902
Less: Present value discount	1,092
Present value of lease liabilities	$6,810

17. Equity

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s Board of Directors prior to January 1st). As of December 31, 2024, there were 1,849,020 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options, non-qualified options and restricted stock units generally vest ratably over a four-year period of service. The stock options generally have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately upon termination. Shares issued under all of the Company’s plans are funded through the issuance of new shares. Refer to Note 18, Stock-based Compensation, for more information.

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

The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contracts, which represented the remaining shares to be delivered by the investment bank, were recorded as a reduction to stockholders’ equity. Both forward contracts associated with this ASR agreement were settled and not outstanding as of December 31, 2024.

As of December 31, 2024, the Company repurchased 1,882,702 shares at a weighted-average price of $31.88 per share for a total of $60,025, inclusive of $25 of fees and commissions, under the 2024-2025 Repurchase Program and the cost of repurchased shares was recorded as treasury stock in the consolidated balance sheet. As of December 31, 2024, $90,000 remained available for share repurchases under the 2024-2025 Repurchase Program.

18. Stock-based Compensation

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

A summary of the Company’s PSUs activity for the year ended December 31, 2024 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	503,880	$33.13
Granted	308,972	44.15
Vested	(514,050)	32.53
Forfeited	(165,700)	43.12
Performance adjustment	196,550	32.58
Outstanding as of December 31, 2024	329,652	$39.04

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the years ended December 31, 2024, 2023, and 2022 was $44.15, $38.71, and $24.12, respectively. The total fair value of PSUs vested (measured on the date of vesting) for the years ended December 31, 2024, 2023, and 2022 was $17,433, $5,970, and $2,257, respectively.

For the years ended December 31, 2024, 2023, and 2022, the stock-based compensation expense for PSUs was $5,037, $7,037, and $5,398 respectively.

As of December 31, 2024, the unrecognized compensation cost related to performance share units was $7,045 and is expected to be recognized as expense over approximately 2.1 years.

Restricted Stock Units

A summary of the Company’s RSUs activity for the year ended December 31, 2024 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	2,443,907	$22.88
Granted	1,345,309	34.33
Vested	(967,773)	23.09
Forfeited	(338,101)	28.25
Outstanding as of December 31, 2024	2,483,342	$28.27

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2024, 2023, and 2022 was $34.33, $26.25, and $17.53, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2024, 2023, and 2022 was $32,792, $17,677, and $10,166, respectively.

As of December 31, 2024, the unrecognized compensation cost related to restricted stock units was $46,802 and is expected to be recognized as expense over approximately 2.3 years. The weighted-average grant date fair value of restricted stock units vested during the years ended December 31, 2024, 2023, and 2022 was $22,346, $13,398, and $12,547, respectively.

Stock Options

A summary of the Company’s stock option activity for the year ended December 31, 2024 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2023	1,176,750	$19.48	4.3	$13,297
Granted	130,344	31.41
Exercised	(502,688)	20.38
Cancelled	(1,000)	27.73
Outstanding as of December 31, 2024	803,406	$20.84	4.4	$6,634
Exercisable as of December 31, 2024	673,062	$18.79	3.3	$6,634

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.4%	—%	—%
Volatility	51.7%	—%	—%
Expected term (years)	6.1	—	—
Expected dividend yield	—%	—%	—%

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have sufficient levels of historical exercise behavior through December 31, 2024, it determined the expected term assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

The weighted-average grant date fair value of stock options granted for the year ended December 31, 2024 was $17.10. The Company did not grant stock options during the years ended December 31, 2023 and 2022. The total intrinsic value of stock options exercised for the years ended December 31, 2024, 2023 and 2022 was $6,833, $4,786, and $3,943, respectively.

As of December 31, 2024, the unrecognized compensation cost related to outstanding options was $2,154 and is expected to be recognized as expense over approximately 3.9 years.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the year ended December 31, 2024, 35,664 shares of common stock were purchased for total proceeds of $827. As of December 31, 2024, there were 2,527,178 shares of common stock authorized for issuance pursuant to the employee stock purchase plan. The expense for the years ended December 31, 2024, 2023 and 2022 was $310, $209 and $117 respectively.

Stock-Based Compensation Expense

Stock-based compensation for all stock options, restricted stock awards, restricted stock units, performance share units and for the employee stock purchase plan are reported within the following:

	Years Ended December 31,
	2024	2023	2022
Research and development	$—	$—	$1,591
Selling, general and administrative	32,400	27,136	21,283
Total stock-based compensation expense	$32,400	$27,136	$22,874

19. Income Taxes

The provision for (benefit from) income taxes contained the following components:

	Years Ended December 31,
	2024	2023	2022
Current provision:
Federal	$45,343	$21,504	$166
State	10,849	8,227	4,540
	56,192	29,731	4,706
Deferred benefit:
Federal	$(23,977)	$(1,401)	$(4,631)
State	(2,837)	(752)	(3,920)
	(26,814)	(2,153)	(8,551)
Provision for (benefit from) income taxes	$29,378	$27,578	$(3,845)

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Years Ended December 31,
	2024	2023	2022
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
Change resulting from:
State income tax, net of federal benefit	5.5	4.9	5.0
Permanent difference - debt extinguishment	1.7	7.1	—
Permanent differences - all other	1.1	1.3	(1.9)
Stock compensation	0.8	1.0	(5.1)
Research and development credit	—	—	0.7
Transaction costs	—	—	(4.4)
Change in tax rates and other	(0.7)	0.4	(2.0)
Change in valuation allowance	0.4	0.7	—
Effective income tax rate	29.8%	36.4%	13.3%

During the years ended December 31, 2024 and 2023, the effective tax rate was impacted by permanent differences, including the extinguishment of the Company’s 2026 convertible notes, for which certain extinguishment costs were not deductible for tax purposes. Stock compensation, including the impact of excess benefits and 162(m) limitations, impacted the effective tax rate at varying percentages each year due to changes in the non-deductible amount and profit before tax. During the year ended December 31, 2022, non-deductible transaction costs resulting from the BDSI Acquisition impacted the effective tax rate.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$26,586	$33,800
Research and development credits	1,238	1,769
Operating lease liabilities	1,604	1,803
Returns and discounts	45,774	18,528
Stock-based compensation	7,621	7,570
Accruals and other	8,791	6,257
163(j) Carryforward	—	—
Capitalized R&D	468	707
Intangible assets	37,928	32,771
Deferred royalty obligation	28,712	—
Gross deferred tax assets:	158,722	103,205
Valuation allowance	(6,498)	(5,781)
Total deferred tax assets:	152,224	97,424
Deferred tax liabilities:
Debt discount	(45)	(344)
Operating lease assets	(1,372)	(1,529)
Intangible assets	(49,964)	(65,774)
Property and equipment	(2,810)	(3,518)
Total deferred tax liabilities:	(54,191)	(71,165)
Net deferred tax assets	$98,033	$26,259

The Company provides a valuation allowance when it is more-likely-than-not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carryback opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company maintains a partial valuation against its federal, state, and international operating losses and federal R&D credits as of December 31, 2024. The valuation allowance was $6,498 and $5,781 as of December 31, 2024 and 2023, respectively, and reflects limitations based on the Company’s ability to use such assets prior to expiration. The change in the valuation allowance increased the tax provision by $431 and $527 for the years ended December 31, 2024 and 2023. The change in valuation allowance did not impact the tax provision for the year ended December 31, 2022. The change in the valuation allowance for the year ended December 31, 2024 was $717, including $287 recorded through purchase accounting.

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

As of December 31, 2024, the Company had gross U.S. federal net operating loss carryforwards of $102,148, of which $60,160 arose prior to 2018, which are available to offset future taxable income, if any, through 2037. The remaining $41,988 are available for an indefinite period. As of December 31, 2023, the Company had gross U.S. federal net operating loss carryforwards of $137,459.

As of December 31, 2024 and 2023, the Company also had gross U.S. state net operating loss carryforwards of $198,986 and $202,381, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037.

As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of approximately $1,025. As of December 31, 2024, the Company did not have any state research and development tax credit carryforwards. As of December 31, 2023, the Company had state research and development tax credit carryforwards of approximately $672.

The Company has completed studies to assess the impact of ownership changes, if any, on the Company’s ability to use its NOL and tax credit carryovers as defined under Section 382 of the Internal Revenue Code (“IRC 382”). The Company concluded that there were ownership changes that occurred during the years 2006, 2012 and 2015 that would be subject to IRC 382 limitations. The Company acquired $234,675 of net operating loss carryforward from the BDSI Acquisition. The Company concluded that there were ownership changes for BDSI that occurred during the years 2006 and 2022 that would be subject to IRC 382 limitations. These IRC 382 annual limitations may limit the Company’s ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers. As of December 31, 2024, remaining net operating losses of $90,062 are subject to limitation. The Company also acquired $1,092 of Canadian operating losses as part of the Ironshore Acquisition on which the Company has recorded a full valuation allowance.

The Company files income tax returns in the United States and in several states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2024. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

The Company has not recognized deferred tax assets for certain federal and state research and development credits related to uncertain tax positions, and that is included in the tabular rollforward of uncertain tax positions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Years Ended December 31,
	2024	2023	2022
Gross UTB Balance as of January 1	$11,306	$11,400	$654
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions related to acquisitions	—	—	10,930
(Reductions) additions for tax positions of prior years	—	(94)	(184)
Gross UTB Balance as of December 31	$11,306	$11,306	$11,400

Net UTB impacting the effective tax rate as of December 31 excluding valuation allowance impacts, if any	$11,275	$11,275	$11,368

20. Employee Benefits

The Company has a retirement savings plan, which is qualified under section 401(k) of the Code, for its employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service annual limits. Employees become eligible to participate starting on the first day of employment. The Company is not required to contribute to this plan. Total expense for contributions made by the Company for the years ended December 31, 2024, 2023 and 2022 was $1,945, $1,759, and $1,315, respectively.

21. Segment Information

The Company’s product portfolio includes Jornay, Belbuca, Xtampza ER, Nucynta IR and Nucynta ER, and Symproic. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The CODM is the Chief Executive Officer. As the internal reporting is based on the consolidated results, the Company has identified one operating and reportable segment and the measure of segment profit or loss is consolidated net income (loss). The CODM uses net income (loss) to assess actual results and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.

The financial information regularly provided to the CODM includes consolidated cost of sales information and segment expense categories at a more disaggregated level than the consolidated statement of operations. The significant segment expenses for functional areas exclude stock-based compensation and certain other segment expenses, and are reported for the following functional areas: corporate, medical, technical operations, and commercial. The corporate functional area includes operating expenses related to finance, legal, business development, and other administrative activities, excluding stock-based compensation and other segment expenses (“Corporate Expenses”). The medical functional area includes operating expenses related to medical affairs, regulatory, pharmacovigilance and other medical-related activities, excluding stock-based compensation and other segment expenses (“Medical Expenses”). The technical operations functional area includes non-inventoriable operating expenses related to supply chain, product quality, information technology and other technical activities, excluding stock-based compensation and other segment expenses (“Technical Operations Expenses”). The commercial function includes operating expenses related to sales, marketing, market access, and other commercial activities, excluding stock-based compensation and other segment expenses (“Commercial Expenses”). Stock compensation is a significant segment expense and other segment expenses are included in Other segment items or separately stated in the table below.

The table below provides information about the Company’s segment, including segment expenses, and a reconciliation to net income (loss):

	Years Ended December 31,
	2024	2023	2022
Product revenues, net	$631,449	$566,767	$463,933

Cost of product revenues (excluding intangible asset amortization)	88,801	94,838	118,190
Intangible asset amortization and impairment	165,304	145,760	136,255
Commercial expenses	91,225	68,513	68,831
Corporate expenses	33,702	32,322	33,915
Medical expenses	23,905	20,737	16,991
Technical operations expenses	1,751	2,000	2,261
Stock-based compensation expense	32,400	27,136	22,874
Other segment items (1)	24,466	8,500	31,297
Interest expense	73,974	83,339	63,213
Interest income	(13,976)	(15,615)	(1,047)
Loss on extinguishment of debt	11,329	23,504	—
Provision for (benefit from) income taxes	29,378	27,578	(3,845)
Net income (loss)	$69,190	$48,155	$(25,002)

(1) – Other segment expenses are primarily acquisition-related expenses, expenses related to the Company’s CEO transition, litigation settlements, and fair value remeasurement of contingent consideration.

Depreciation expense was $3,856, $3,496 and $2,684 in the years ended December 31, 2024, 2023 and 2022, respectively. Intangible asset amortization and impairment expense was $165,304, $145,760 and $136,255 in the years ended December 31, 2024, 2023 and 2022.

22. Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2024 and 2023:

	First	Second	Third	Fourth
Year Ended December 31, 2024	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$144,923	$145,276	$159,301	$181,949
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	18,950	19,955	21,706	28,190
Intangible asset amortization and impairment	34,517	34,515	40,801	55,471
Total cost of products revenues	53,467	54,470	62,507	83,661
Gross profit	91,456	90,806	96,794	98,288
Operating expenses
Selling, general and administrative	41,982	43,335	61,955	63,091
Gain on fair value remeasurement of contingent consideration	—	—	—	(2,914)
Total operating expenses	41,982	43,335	61,955	60,177
Income from operations	49,474	47,471	34,839	38,111
Interest expense	(17,339)	(15,587)	(18,394)	(22,654)
Interest income	4,487	4,397	3,280	1,812
Loss on extinguishment of debt	—	(7,184)	(4,145)	—
Income (loss) before income taxes	36,622	29,097	15,580	17,269
Provision for income taxes	8,909	9,491	6,245	4,733
Net income	$27,713	$19,606	$9,335	$12,536

Earnings (loss) per share — basic	$0.86	$0.60	$0.29	$0.39
Weighted-average shares — basic	32,326,589	32,433,025	32,259,468	32,078,621

Earnings (loss) per share — diluted	$0.71	$0.52	$0.27	$0.36
Weighted-average shares — diluted	41,438,466	40,383,694	40,163,266	40,109,649

	First	Second	Third	Fourth
Year Ended December 31, 2023	Quarter	Quarter	Quarter	Quarter
Product revenues, net	$144,767	$135,546	$136,709	$149,745
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	29,899	24,257	20,081	20,601
Intangible asset amortization and impairment	37,466	37,463	36,317	34,514
Total cost of products revenues	67,365	61,720	56,398	55,115
Gross profit	77,402	73,826	80,311	94,630
Operating expenses
Selling, general and administrative	52,775	38,193	35,298	32,942
Total operating expenses	52,775	38,193	35,298	32,942
Income from operations	24,627	35,633	45,013	61,688
Interest expense	(21,427)	(21,863)	(20,768)	(19,281)
Interest income	2,747	4,027	4,538	4,303
Loss on extinguishment of debt	(23,504)	—	—	—
(Loss) income before income taxes	(17,557)	17,797	28,783	46,710
(Benefit from) provision for income taxes	(131)	4,790	8,149	14,770
Net income	$(17,426)	$13,007	$20,634	$31,940

(Loss) earnings per share — basic	$(0.51)	$0.38	$0.61	$0.99
Weighted-average shares — basic	34,319,291	34,622,284	33,744,209	32,301,211

(Loss) earnings per share — diluted	$(0.51)	$0.34	$0.53	$0.82
Weighted-average shares — diluted	34,319,291	42,849,952	42,058,821	41,279,981