Form 10-Q
period 2025-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2025-05-08
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 32,142,192 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$96,192	$70,565
Marketable securities	101,582	92,198
Accounts receivable, net	228,710	228,540
Inventory	37,218	35,560
Prepaid expenses and other current assets	43,996	30,394
Restricted cash	19,855	25,000
Total current assets	527,553	482,257
Property and equipment, net	13,850	14,329
Operating lease assets	5,545	5,822
Intangible assets, net	835,930	891,402
Restricted cash	1,047	1,047
Deferred tax assets	91,665	98,033
Other noncurrent assets	5,038	8,368
Goodwill	150,760	162,333
Total assets	$1,631,388	$1,663,591
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$17,853	$3,934
Accrued liabilities	53,740	72,124
Accrued rebates, returns and discounts	324,665	338,642
Current portion of term notes payable	64,583	64,583
Current portion of operating lease liabilities	1,304	1,271
Business combination consideration payable	24,565	28,956
Total current liabilities	486,710	509,510
Term notes payable, net of current portion	535,698	550,733
Convertible senior notes	237,429	237,172
Operating lease liabilities, net of current portion	5,199	5,539
Deferred royalty obligation	121,522	120,613
Deferred revenue	10,000	10,000
Contingent consideration	396	1,182
Total liabilities	1,396,954	1,434,749
Commitments and contingencies (refer to Note 16)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 40,338,392 issued and 32,131,798 outstanding shares as of March 31, 2025 and 39,646,749 issued and 31,440,155 outstanding shares as of December 31, 2024	40	40
Additional paid-in capital	593,240	590,251
Treasury stock, at cost; 8,206,594 shares	(197,505)	(197,505)
Accumulated other comprehensive income	241	55
Accumulated deficit	(161,582)	(163,999)
Total shareholders’ equity	234,434	228,842
Total liabilities and shareholders’ equity	$1,631,388	$1,663,591

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Product revenues, net	$177,757	$144,923
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,960	18,950
Intangible asset amortization	55,473	34,517
Total cost of product revenues	80,433	53,467
Gross profit	97,324	91,456
Operating expenses
Selling, general and administrative	76,423	41,982
Gain on fair value remeasurement of contingent consideration	(786)	—
Total operating expenses	75,637	41,982
Income from operations	21,687	49,474
Interest expense	(20,790)	(17,339)
Interest income	2,225	4,487
Income before income taxes	3,122	36,622
Provision for income taxes	705	8,909
Net income	$2,417	$27,713

Earnings per share — basic	$0.08	$0.86
Weighted-average shares — basic	31,793,739	32,326,589

Earnings per share — diluted	$0.07	$0.71
Weighted-average shares — diluted	32,840,153	41,438,466

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$2,417	$27,713
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax	186	(138)
Total other comprehensive income (loss)	186	(138)
Comprehensive income	$2,603	$27,575

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$2,417	$27,713
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	55,473	34,517
Depreciation expense	1,091	917
Deferred income taxes	(539)	(4,412)
Stock-based compensation expense	11,524	7,475
Non-cash lease benefit	(30)	(22)
Non-cash interest expense for amortization of debt discount and issuance costs	1,367	1,780
Net accretion for deferred royalty obligation	909	—
Net amortization of premiums and discounts on investments	(324)	(415)
Change in fair value of contingent consideration	(786)	—
Changes in operating assets and liabilities:
Accounts receivable	(170)	4,832
Inventory	(1,658)	1,056
Prepaid expenses and other assets	(10,272)	(177)
Accounts payable	13,919	(2,536)
Accrued liabilities	(17,673)	660
Accrued rebates, returns and discounts	150	(9,451)
Net cash provided by operating activities	55,398	61,937
Investing activities
Purchases of property and equipment	(798)	(568)
Purchases of marketable securities	(25,890)	(39,110)
Maturities of marketable securities	17,008	21,550
Net cash used in investing activities	(9,680)	(18,128)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	506	356
Proceeds from the exercise of stock options	1,552	4,205
Payments made for employee stock tax withholdings	(10,593)	(12,874)
Repayment of term notes	(16,146)	(45,833)
Payments made for deferred purchase price for acquisition	(555)	—
Net cash used in financing activities	(25,236)	(54,146)

Net increase (decrease) in cash, cash equivalents and restricted cash	20,482	(10,337)
Cash, cash equivalents and restricted cash at beginning of period	96,612	239,994
Cash, cash equivalents and restricted cash at end of period	$117,094	$229,657

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$96,192	$228,610
Restricted cash	20,902	1,047
Total cash, cash equivalents and restricted cash	$117,094	$229,657

Supplemental disclosure of cash flow information
Cash paid for interest	$21,694	$17,468
Cash paid for income taxes	$2,456	$173

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Collegium Pharmaceutical, Inc. (a Virginia corporation) and its subsidiaries. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Estimates in the Company’s Condensed Consolidated Financial Statements include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of products, estimates related to the fair value of assets acquired and liabilities assumed, including acquired intangible assets and the fair value of inventory acquired, estimates utilized in the ongoing valuation of inventory related to potential unsaleable product, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of intangible assets, future payments under the deferred royalty obligation, and deferred tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

There were no significant changes in the Company’s significant accounting policies from those described in the Company’s Annual Report.

Subsequent Events

In May 2025, the Company’s Board of Directors authorized an accelerated share repurchase program to repurchase $25,000 of the Company’s common stock as part of the $150,000 repurchase program authorized in January 2024.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.

The Company has not been required to adopt any accounting standards that had a significant impact on its Condensed Consolidated Financial Statements during the three months ended March 31, 2025.

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

Provision and Allowance Activity

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2025 and 2024:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2024	$191,508	$147,134	$38,512
Provision related to current period sales	119,726	17,212	50,169
Ironshore measurement period adjustments	638	(14,765)	—
Changes in estimate related to prior period sales	1,675	(1,782)	303
Credits/payments made	(125,261)	(11,420)	(60,861)
Balance as of March 31, 2025	$188,286	$136,379	$28,123

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2023	$149,826	$77,505	$20,917
Provision related to current period sales	92,569	9,697	39,013
Changes in estimate related to prior period sales	1,061	1,519	(53)
Credits/payments made	(105,228)	(9,069)	(39,245)
Balance as of March 31, 2024	$138,228	$79,652	$20,632

(1)	Provisions for rebates and incentives include managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2025, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended March 31,
	2025	2024
Belbuca	$51,658	$50,663
Xtampza ER	47,642	45,813
Jornay PM	28,539	—
Nucynta IR	27,417	25,960
Nucynta ER	19,686	19,186
Symproic	2,815	3,301
Total product revenues, net	$177,757	$144,923

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

The Company’s only contract liability relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (see Note 4, Acquisition). The contract provides Knight the right to sell Jornay in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The up-front payment will be recognized as revenue as product sales are made over the term of the contract. No products have been delivered to date under this contract and therefore no revenue has been recognized through March 31, 2025.

4. Acquisition

On September 3, 2024, the Company closed the Ironshore Acquisition. Ironshore had developed and obtained commercial approval to market Jornay in the United States. The Ironshore Acquisition was completed to expand the Company’s business beyond pain management and establish a commercial presence in neuropsychiatry via the attention deficit hyperactivity disorder (“ADHD”) market. The Company obtained control through the acquisition of shares in an all-cash transaction which closed on September 3, 2024.

The acquisition consideration includes payments for the Ironshore equity and assumption of certain of its debt. The Company deposited $25,000 into escrow at closing, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Acquisition Date. As of the Acquisition Date, approximately $21,956 was due to the former Ironshore equity holders and $25,000 was recorded as restricted cash. In the three months ended March 31, 2025, the adjustments related to working capital and cash were finalized and settled, resulting in a $3,836 reduction in the amount due to the former Ironshore equity holders. In addition, the Company will pay approximately $7,000 to former Ironshore equity holders as the Company has the opportunity to recover certain deposits as specified in the Merger Agreement, which amount is due no later than 225 days from the Acquisition Date. The Company also agreed to pay a $25,000 contingent payment upon the achievement of a financial milestone based on net revenues of Jornay for the year ended December 31, 2025.

The fair value of the total consideration, including finalization of the working capital adjustment, was approximately $306,104 consisting of the following (in thousands):

Fair Value of Purchase Price Consideration	Amount
Fair value of purchase price consideration paid at closing:
Initial cash consideration	$276,888
Deferred payments and contingent consideration:
Cash held in escrow related to indemnification and other settlements	18,120
Other deferred consideration	7,000
Fair value of contingent consideration	4,096
Total purchase consideration	$306,104

The Company has accounted for the Ironshore Acquisition as a business combination and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its financial statements following the Acquisition Date.

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. The Company is finalizing its valuation of intangible assets, tangible assets, liabilities and tax analyses, and anticipates finalizing the valuation of assets acquired and liabilities assumed as the information necessary to complete the analysis is obtained, but no later than one year after the Acquisition Date. In the three months ended March 31, 2025, the Company recognized measurement period adjustments to decrease accrued rebates, returns, and discounts by $14,127, goodwill by $11,573, deferred tax assets by $6,907, and certain other accounts by $517. The purchase price was reduced by $3,836 in the three months ended March 31, 2025 as a result of finalizing the working capital adjustment included in the Merger Agreement.

The following tables set forth the preliminary allocation of the Ironshore Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date, including all measurement period adjustments (in thousands):

Amounts Recognized at the Acquisition Date
Assets Acquired
Cash and cash equivalents	$9,350
Accounts receivable	44,601
Inventory	17,155
Prepaid expenses and other current assets	8,671
Property, plant and equipment, net	541
Intangible assets	635,000
Right-of-use assets	800
Deferred tax assets	38,053
Total assets	$754,171
Liabilities Assumed
Accounts payable	$6,656
Accrued liabilities	73,363
Accrued rebates, returns and discounts	96,797
Borrowings	8,954
Lease liabilities	800
Senior secured notes payable	151,500
Deferred royalty obligation	116,900
Deferred revenue	10,000
Total liabilities	$464,970
Total identifiable net assets acquired	289,201
Goodwill	16,903
Total consideration transferred	$306,104

The valuation of the acquired intangible assets and assumed deferred royalty obligation relies on significant unobservable inputs. The Company used an income approach to value the $635,000 for the acquired intangible asset. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 7.7 years (refer to Note 9, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment to record inventory from its historic cost to fair value of $10,700. The assumed senior secured notes payable and borrowings were settled immediately after the close of the acquisition, resulting in a loss in debt extinguishment of $4,145.

The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

Acquisition Related Expenses

In the three months ended March 31, 2025, the Company incurred $1,289 of acquisition related expenses as a result of the Ironshore Acquisition. These costs primarily include employee-related expenses (severance cost and benefits) for terminated employees following the acquisition and miscellaneous other acquisition expenses incurred, including integration consulting costs and contract termination costs. The Company has accrued $212 related to employee severance costs incurred as of March 31, 2025 but not yet paid. The Company expects, however, to incur additional acquisition-related expenses relating to consulting fees, contract termination costs, and other integration-related expenses during the first half of 2025.

Three Months Ended March 31,
2025
Employee-related expenses	$515
Transaction costs	38
Other acquisition expenses	736
Total acquisition related expenses	$1,289

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$2,417	$27,713
Adjustment for interest expense recognized on convertible senior notes	—	1,622
Net income - diluted	$2,417	$29,335
Denominator:
Weighted-average shares outstanding — basic	31,793,739	32,326,589
Effect of dilutive securities:
Stock options	249,447	468,057
Restricted stock units	796,967	1,134,716
Convertible senior notes	—	7,509,104
Weighted average shares outstanding — diluted	32,840,153	41,438,466

Earnings per share — basic	$0.08	$0.86
Earnings per share — diluted	$0.07	$0.71

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Stock options	130,344	—
Restricted stock units	228,999	1,050
Performance share units	313,642	511,680
Employee stock purchase plan	32,579	17,320
Convertible senior notes	6,606,305	—

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

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2025 and 2024.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of March 31, 2025 and December 31, 2024:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Assets
Cash equivalents:
Money market funds	$68,777	$68,777	$—	$—
Marketable securities:
Corporate debt securities	91,111	—	91,111	—
Government-sponsored securities	6,496	—	6,496	—
Commercial paper	3,975	—	3,975	—
Total assets measured at fair value	$170,359	$68,777	$101,582	$—
Liabilities
Contingent consideration	396	—	—	396
Total liabilities measured at fair value	$396	$—	$—	$396

December 31, 2024
Cash equivalents:
Money market funds	$36,153	$36,153	$—	$—
Commercial paper	1,993	—	1,993	—
Marketable securities:
Corporate debt securities	82,679	—	82,679	—
U.S. Treasury securities	6,560	—	6,560	—
Government-sponsored securities	2,959	—	2,959	—
Total assets measured at fair value	$130,344	$36,153	$94,191	$—
Liabilities
Contingent consideration	1,182	—	—	1,182
Total liabilities measured at fair value	$1,182	$—	$—	$1,182

The Company’s cash equivalents, which includes money market funds and commercial paper, are measured at fair value on a recurring basis using quoted market prices.

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

Change in the Fair Value of Contingent Consideration

The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration for the Ironshore Acquisition (dollars in thousands):

Ironshore Acquisition
Contingent Consideration
Balance as of December 31, 2024	$1,182
Gain on fair value remeasurement of contingent consideration	(786)
Balance as of March 31, 2025	$396

Assets and Liabilities Not Carried at Fair Value

Convertible Senior Notes

The Company’s convertible senior notes are considered Level 2 financial liabilities. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of March 31, 2025, the fair value of the Company's 2.875% convertible senior notes due in 2029 was $266,184 and the net carrying value was $237,429.

Term Notes Payable

The Company’s term notes are considered Level 2 financial liabilities. The fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of March 31, 2025, the carrying amount of the term notes reasonably approximated the estimated fair value.

Deferred Royalty Obligation

The Company’s deferred royalty obligation liability was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 13, Deferred Royalty Obligation, for more information.

The deferred royalty obligation is considered a level 3 fair value measurement. The fair value of the Company’s deferred royalty obligation was approximately $129,279 as of March 31, 2025.

Other Assets and Liabilities

As of March 31, 2025, and December 31, 2024, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

7. Marketable Securities

Available-for-sale debt securities were classified on the Condensed Consolidated Balance Sheets at fair value as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$—	$1,993
Marketable securities	101,582	92,198
Total	$101,582	$94,191

The following table summarizes the available-for-sale securities held as of March 31, 2025 and December 31, 2024:

		Gross	Gross
March 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$90,867	$266	$(22)	$91,111
Government-sponsored securities	6,498	3	(5)	6,496
Commercial paper	3,976	—	(1)	3,975
Total	$101,341	$269	$(28)	$101,582

December 31, 2024
Corporate debt securities	$82,611	$161	$(93)	$82,679
Government-sponsored securities	6,572	—	(12)	6,560
Commercial paper	4,953	1	(2)	4,952
Total	$94,136	$162	$(107)	$94,191

The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Matures within one year	$45,415	$50,469
Matures after one year through five years	56,167	43,722
Total	$101,582	$94,191

The unrealized losses on the Company’s available-for-sale securities were immaterial as of March 31, 2025 and December 31, 2024. In addition, there were no sales of marketable securities during the three months ended March 31, 2025. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s Condensed Consolidated Statements of Operations.

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three months ended March 31, 2025. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of March 31, 2025 and December 31, 2024.

8. Inventory

Inventory as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$11,843	$12,531
Work in process	11,612	13,163
Finished goods	18,459	17,812
Total inventory	$41,914	$43,506

Long-term inventory is included in other noncurrent assets in the Company’s Condensed Consolidated Balance Sheet.

The balance sheet classification of inventory consisted of the following:

	March 31, 2025	December 31, 2024
Inventory	$37,218	$35,560
Other noncurrent assets	4,696	7,946
Total inventory	$41,914	$43,506

The aggregate charges related to excess and obsolete inventory for the three months ended March 31, 2025 and 2024 were $3 and $373, respectively. These expenses were recorded as a component of cost of product revenues.

9. Goodwill and Intangible Assets

As of March 31, 2025 and December 31, 2024, the Company’s goodwill balance was $150,760 and $162,333, respectively. The change in the period was due to changes within the measurement period, as described in Footnote 4, Acquisition. The Company’s goodwill resulted from the acquisition of BDSI on March 22, 2022 and the Ironshore Acquisition on September 3, 2024.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay	$635,000	$(48,199)	$586,801	$635,000	$(27,242)	$607,758
Belbuca	360,000	(228,063)	131,937	360,000	(209,214)	150,786
Nucynta Products	521,170	(451,940)	69,230	521,170	(438,094)	83,076
Symproic	70,000	(22,038)	47,962	70,000	(20,218)	49,782
Total intangible assets	$1,586,170	$(750,240)	$835,930	$1,586,170	$(694,768)	$891,402

The following table presents amortization expense recognized in cost of product revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Jornay PM	$20,957	$—
Belbuca	18,849	18,848
Nucynta Products	13,846	13,845
Symproic	1,821	1,824
Total amortization expense	$55,473	$34,517

As of March 31, 2025, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay	Belbuca	Nucynta Products	Symproic	Total
2025	$62,872	$56,544	$41,538	$5,465	$166,419
2026	83,829	75,393	27,692	7,285	194,199
2027	83,829	—	—	7,285	91,114
2028	83,829	—	—	7,285	91,114
2029	83,829	—	—	7,285	91,114
Thereafter	188,613	—	—	13,357	201,970
Remaining amortization expense	$586,801	$131,937	$69,230	$47,962	$835,930

10. Accrued Liabilities

Accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Accrued income taxes	$8,953	$8,525
Accrued product taxes and fees	8,435	6,660
Accrued royalties	7,378	13,120
Accrued payroll and related benefits	4,993	4,589
Accrued sales and marketing	4,155	4,398
Accrued incentive compensation	3,224	4,054
Accrued interest	2,966	6,146
Accrued inventory	2,940	6,073
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	2,472	3,044
Accrued audit and legal	1,744	1,848
Accrued bonuses	1,443	8,399
Accrued severance expense related to Ironshore Acquisition	212	510
Accrued other operating costs	4,825	4,758
Total accrued liabilities	$53,740	$72,124

11. Term Notes Payable

2022 Term Loan

On March 22, 2022, in connection with the closing of the BDSI Acquisition, the Company entered into an Amended and Restated Loan Agreement by and among the Company, and BioPharma Credit PLC, as collateral agent and lender, and BioPharma Credit Investments V (Master) LP, as lender (collectively “Pharmakon”), as amended (the “2022 Loan Agreement”). The 2022 Loan Agreement provided for a $650,000 secured term loan (the “2022 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes outstanding from an existing term loan and fund a portion of the consideration to be paid to complete the BDSI Acquisition.

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

The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50,000 as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028) and is guaranteed by certain of the Company’s material subsidiaries. The 2024 Term Loan is secured by substantially all of the assets of the Company and its material subsidiaries. Until September 30, 2024, the 2024 Term Loan bore an annual interest rate equal to term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.13% (subject to a 1.20% floor), plus a margin of 7.50%. Following September 30, 2024, the 2024 Term Loan bears an annual interest rate equal to term SOFR plus a spread adjustment of 0.13% (subject to a 4.00% floor), plus a margin of 4.50% per annum, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. The Company paid a one-time fee of 1.25% of the initial term loan principal amount on July 29, 2024 and paid a one-time fee of 2.25% of the delayed draw term loan principal amount on September 3, 2024. As of March 31, 2025, the contractual interest rate was 8.9%. The Company is required to pay the principal balance under the 2024 Term Loan in equal quarterly installments of $16,146 with a $387,500 final payment due at maturity.

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

The following table presents the total interest expense recognized related to the 2022 Term Loan and the 2024 Term Loan during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$14,075	$13,651
Amortization of debt discounts and debt issuance costs	1,111	1,480
Total interest expense	$15,186	$15,131

As of March 31, 2025, the effective interest rate on the 2024 Term Loan was 9.9%.

As of March 31, 2025, scheduled principal repayments under the 2024 Term Loan were as follows:

Years ended December 31,	Principal Payments
2025	$48,437
2026	64,583
2027	64,583
2028	435,938
Total before unamortized discount and issuance costs	$613,541
Less: unamortized discount and issuance costs	(13,260)
Term notes carrying value	$600,281

12. Convertible Senior Notes

2026 Convertible Notes

On February 13, 2020, the Company issued 2.625% convertible senior notes due in 2026 (the “2026 Convertible Notes”) in the aggregate principal amount of $143,750, in a public offering registered under the Securities Act of 1933, as amended.

Contemporaneously with the offering of the 2029 Convertible Notes in February 2023 (as described below), the Company entered into separate privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $117,400 aggregate principal amount of the 2026 Convertible Notes for an aggregate of $140,100 of cash.

The remaining outstanding 2026 Convertible Notes were then fully redeemed on June 18, 2024. The Company settled all conversions of the 2026 Convertible Notes in cash.

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

As of March 31, 2025, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2029 Convertible Notes are classified on the Condensed Consolidated Balance Sheet as of March 31, 2025 as convertible senior notes.

As of March 31, 2025, the outstanding balance of the 2029 Convertible Notes consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(4,071)
Net carrying amount	$237,429

The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.3%. As of March 31, 2025, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.

As of March 31, 2025, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2025	$3,472
2026	6,943
2027	6,943
2028	6,943
Thereafter	244,972
Total minimum payments	$269,273
Less: interest	(27,773)
Less: unamortized issuance costs	(4,071)
Convertible Notes carrying value	$237,429

The following table presents the total interest expense recognized related to the 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) during the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$1,736	$1,908
Amortization of debt issuance costs	256	300
Total interest expense	$1,992	$2,208

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

The deferred royalty obligation will be accreted to the total estimated royalty payments over the life of the agreement, which is recorded as interest expense using the effective interest rate. The carrying value of the obligation will decrease for royalty payments made to the extent that payments exceed the recognized interest expense. The effective interest rate is calculated based on current estimates of future royalty payments over the life of the arrangement. To the extent estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company accounts for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense. The effective interest rate as of March 31, 2025 was approximately 11.8%.

A rollforward of the deferred royalty obligation is as follows:

Deferred Royalty Obligation
Balance as of December 31, 2024	$120,613
Net accretion	909
Net carrying amount	$121,522

The total interest expense recognized related to the deferred royalty obligation during the three months ended March 31, 2025 was $3,617, including net accretion of $909. Total royalty payments made under the agreement during the three months ended March 31, 2025 were $4,147 and were recorded as a reduction to accrued interest.

14. Equity

The changes in shareholders’ equity for the three months ended March 31, 2025 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2024	39,646,749	$40	$590,251	(8,206,594)	$(197,505)	$(163,999)	$55	$228,842
Exercise of common stock options	67,718	—	1,552	—	—	—	—	1,552
Issuance for employee stock purchase plan	17,868	—	506	—	—	—	—	506
Vesting of RSUs and PSUs	956,368	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(350,311)	—	(10,593)	—	—	—	—	(10,593)
Stock-based compensation	—	—	11,524	—	—	—	—	11,524
Other comprehensive loss, net of tax	—	—	—	—	—	—	186	186
Net income	—	—	—	—	—	2,417	—	2,417
Balance, March 31, 2025	40,338,392	$40	$593,240	(8,206,594)	$(197,505)	$(161,582)	$241	$234,434

The changes in shareholders’ equity for the three months ended March 31, 2024 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	38,192,441	$38	$565,949	(6,323,892)	$(137,381)	$(233,189)	$14	$195,431
Exercise of common stock options	200,200	—	4,205	—	—	—	—	4,205
Issuance for employee stock purchase plan	18,538	—	356	—	—	—	—	356
Vesting of RSUs and PSUs	1,000,357	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(381,897)	—	(12,874)	—	—	—	—	(12,874)
Stock-based compensation	—	—	7,475	—	—	—	—	7,475
Other comprehensive loss, net of tax	—	—	—	—	—	—	(138)	(138)
Net income	—	—	—	—	—	27,713	—	27,713
Balance, March 31, 2024	39,029,639	$39	$565,111	(6,323,892)	$(137,381)	$(205,476)	$(124)	$222,169

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). As of March 31, 2025, there were 1,874,404 shares of common stock available for issuance pursuant to the Plan. The Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period of service and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. The Company’s RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service. Upon termination, unvested RSUs are forfeited immediately. Refer to Note 15, Stock-based Compensation, for more information.

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

Through March 31, 2025, the Company repurchased 1,882,702 shares at a weighted-average price of $31.88 per share for a total of $60,025, inclusive of $25 of fees and commissions, under the 2024-2025 Repurchase Program and the cost of repurchased shares was recorded as treasury stock in the Condensed Consolidated Balance Sheet. As of March 31, 2025, $90,000 remained available for share repurchases under the 2024-2025 Repurchase Program.

In May 2025, the Company’s Board of Directors authorized an accelerated share repurchase program to repurchase $25,000 of the Company’s common stock as part of the 2024-2025 Repurchase Program (refer to Note 2, Summary of Significant Accounting Policies – Subsequent Events).

15. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company’s senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the three months ended March 31, 2025 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	329,652	$39.04
Granted	151,466	40.28
Vested	(163,423)	32.08
Forfeited	(38,862)	43.59
Performance adjustment	34,809	29.74
Outstanding as of March 31, 2025	313,642	$41.65

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the three months ended March 31, 2025, and 2024 was $40.28 and $45.06, respectively. The total fair value of PSUs vested (measured on the date of vesting) for the three months ended March 31, 2025 and 2024 was $4,925 and $10,613, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the three months ended March 31, 2025. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.

A summary of the Company’s RSU activity for the three months ended March 31, 2025 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	2,483,342	$28.27
Granted	1,193,103	30.36
Vested	(792,945)	27.06
Forfeited	(92,284)	30.68
Outstanding as of March 31, 2025	2,791,216	$29.42

The weighted-average grant date fair value per share of RSUs granted for the three months ended March 31, 2025 and 2024 was $30.36 and $33.70, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2025 and 2024 was $24,059 and $23,112, respectively.

Stock Options

The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.

A summary of the Company’s stock option activity for the three months ended March 31, 2025 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2024	803,406	$20.84	4.4	$6,634
Exercised	(67,718)	22.92
Outstanding as of March 31, 2025	735,688	$20.65	4.2	$6,972
Exercisable as of March 31, 2025	605,344	$18.33	3.0	$6,972

There were no stock options granted during the three months ended March 31, 2025 and 2024.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the three months ended March 31, 2025, 17,868 shares of common stock were purchased for total proceeds of $506. The expense for the three months ended March 31, 2025 and 2024 was $136 and $65, respectively.

Stock-based Compensation Expense

The Company’s stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $11,524 and $7,475, respectively and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations.

As of March 31, 2025, there was approximately $82,410 of unrecognized compensation expense related to unvested options, restricted stock units, and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.5 years.

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

The following table presents information regarding the Company’s income tax expense recognized for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Provision for income taxes	$705	$8,909
Effective tax rate	22.6%	24.3%

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of March 31, 2025.

18. Segment Information

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

The table below provides information about the Company’s segment, including segment expenses, and a reconciliation to net income (loss):

	Three Months Ended March 31,
	2025	2024
Product revenues, net	$177,757	$144,923

Cost of product revenues (excluding intangible asset amortization)	24,960	18,950
Intangible asset amortization and impairment	55,473	34,517
Commercial expenses	40,793	20,225
Corporate expenses	13,289	8,623
Medical expenses	8,033	5,214
Technical operations expenses	98	445
Stock-based compensation expense	11,524	7,475
Other segment items(1)	1,900	—
Interest expense	20,790	17,339
Interest income	(2,225)	(4,487)
Provision for income taxes	705	8,909
Net income	$2,417	$27,713

(1) – Other segment items are primarily acquisition-related expenses, expenses related to the transition of certain of the Company’s executives, and fair value remeasurement of contingent consideration.

Depreciation expense was $1,091 and $917 in the three months ended March 31, 2025, and 2024, respectively. Intangible asset amortization and impairment expense was $55,473 and $34,517 in the three months ended March 31, 2025, and 2024, respectively.

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

Outlook

We believe that our cash and cash equivalents as of March 31, 2025, together with expected cash inflows from the commercialization of our products, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.

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

Results of Operations

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Product revenues, net	$177,757	$144,923
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,960	18,950
Intangible asset amortization	55,473	34,517
Total cost of product revenues	80,433	53,467
Gross profit	97,324	91,456
Operating expenses
Selling, general and administrative	76,423	41,982
Gain on fair value remeasurement of contingent consideration	(786)	—
Total operating expenses	75,637	41,982
Income from operations	21,687	49,474
Interest expense	(20,790)	(17,339)
Interest income	2,225	4,487
Income before income taxes	3,122	36,622
Provision for income taxes	705	8,909
Net income	$2,417	$27,713

Comparison of the three months ended March 31, 2025 and March 31, 2024

Product revenues, net

Product revenues, net were $177.8 million for the three months ended March 31, 2025 (the “2025 Quarter”), compared to $144.9 million for the three months ended March 31, 2024 (the “2024 Quarter”). The $32.9 million increase is primarily due to increased revenue for Jornay of $28.5 million, the Nucynta Products of $2.0 million, Xtampza of $1.8 million, and Belbuca of $1.0 million partially offset by decreased revenue for Symproic of $0.4 million.

The increase in revenue for Jornay of $28.5 million is due to the acquisition of the product from Ironshore in September 2024.

The increase in revenue for the Nucynta Products of $2.0 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and returns as well as higher gross price, partially offset by lower sales volume.

The increase in revenue for Xtampza ER of $1.8 million is primarily due to lower gross-to-net adjustments related to provisions for rebates as well as higher gross price, partially offset by lower sales volume.

The increase in revenue for Belbuca of $1.0 million is primarily due to lower gross-to-net adjustments related to provisions for rebates as well as higher gross price, partially offset by lower sales volume and higher gross-to-net adjustments related to provisions for chargebacks.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $25.0 million for the 2025 Quarter, compared to $19.0 million for the 2024 Quarter. The $6.0 million increase was primarily due to the 2025 Quarter including cost of product revenues from Jornay, which was acquired in September 2024 and included the recognition of $3.5 million related to the step-up basis in inventory.

Intangible asset amortization was $55.5 million for the 2025 Quarter, compared to $34.5 million for the 2024 Quarter. The $21.0 million increase was due to the 2025 Quarter including amortization from the intangible asset acquired from the Ironshore Acquisition in September 2024.

Operating expenses

Selling, general and administrative expenses were $76.4 million for the 2025 Quarter, compared to $42.0 million for the 2024 Quarter. The $34.4 million increase was primarily related to:

●	an increase in salaries, wages and benefits of $16.5 million, primarily due to additional headcount added as a result of the Ironshore Acquisition in September 2024, including the sales force that promotes Jornay, as well as expenses incurred as a result of certain executive transitions announced in the 2025 Quarter, including higher stock-based compensation expense of $2.6 million related to accelerated equity awards and higher severance, benefits, and related expenses incurred of $1.4 million;
●	an increase in sales and marketing expenses of $11.6 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay following the Ironshore Acquisition in September 2024;
●	an increase in audit and legal expenses of $1.8 million, primarily due to expenses related to litigation and increased accounting and tax expenses;
●	an increase in regulatory expenses of $1.7 million due to increased PDUFA fees and post-marketing expenses related to the addition of Jornay; and
●	an increase in acquisition related expenses of $1.3 million due to the Ironshore Acquisition.

Gain on fair value remeasurement of contingent consideration was $0.8 million in the 2025 Quarter, compared to none in the 2024 Quarter. The $0.8 million increase was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition.

Interest expense and Interest income

Interest expense was $20.8 million for the 2025 Quarter, compared to $17.3 million for the 2024 Quarter. The $3.5 million increase was primarily due to the 2025 Quarter including $3.6 million of interest expense related to the deferred royalty obligation that was assumed as part of the Ironshore Acquisition in September 2024. Interest expense from term loans was materially consistent in the 2025 Quarter compared to the 2024 Quarter due to the refinancing of our term loan in the third quarter of 2024, which resulted in a lower interest rate offset by a higher principal balance.

Interest income was $2.2 million for the 2025 Quarter, compared to $4.5 million for the 2024 Quarter. The $2.3 million decrease was primarily due to a lower overall balance invested in the 2025 Quarter compared to the 2024 Quarter as well as lower interest rates earned on cash equivalents and marketable securities.

Taxes

The provision for income taxes was $0.7 million for the 2025 Quarter, compared to $8.9 million for the 2024 Quarter. The $8.2 million decrease is primarily due to lower earnings before taxes in the 2025 Quarter compared to the 2024 Quarter, as well as the impact of discrete excess tax benefits related to stock compensation. The effective tax rate was 22.6% and 24.3% in the 2025 Quarter and 2024 Quarter, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily through private placements and/or public offerings of our preferred stock, common stock, and convertible notes; term loan debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Jornay, Belbuca, Xtampza, and the Nucynta Products.

In July 2024, we amended and replaced our existing term loan with a $645.8 million secured term loan (the “2024 Term Loan”), consisting of a $320.8 million initial term loan and a $325.0 million delayed draw term loan. We used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under our prior term loan. We used the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition and, pay fees and expenses in connection with the Ironshore Acquisition and the 2024 Term Loan. We will use the remainder for general corporate purposes. As of March 31, 2025, the outstanding principal balance of the 2024 Term Loan was $613.5 million. The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50.0 million as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028). We are required to pay the principal balance under the 2024 Term Loan in equal quarterly installments of $16.1 million with a $387.5 million final payment due at maturity.

As of March 31, 2025, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. The $241.5 million principal balance is due in 2029.

As of March 31, 2025, we had $197.8 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2025, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements

The following transactions represent our material borrowing arrangements: the 2024 Term Loan and the 2029 Convertible Notes. Refer to Note 11, Term Notes Payable, and Note 12, Convertible Senior Notes, for more information.

Cash Flows

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$55,398	$61,937
Net cash used in investing activities	(9,680)	(18,128)
Net cash used in financing activities	(25,236)	(54,146)
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,482	$(10,337)

Operating activities. Cash provided by operating activities was $55.4 million for the 2025 Period, compared to $61.9 million for the 2024 Period. The $6.5 million decrease was primarily due to changes in working capital, partially offset by the increase in cash flow from operating results after adjustment for non-cash items that are included in net income. The changes in working capital were primarily driven by the change in prepaid expenses, which was impacted by the timing and payment of prepaid co-pay program expenses associated with our products.

Investing activities. Cash used in investing activities was $9.7 million for the 2025 Period, compared to $18.1 million for the 2024 Period. The $8.4 million decrease was primarily due to decreases in purchases of marketable securities of $13.2 million, partially offset by decreases in cash provided from maturities of marketable securities of $4.5 million.

Financing activities. Cash used in financing activities was $25.2 million for the 2025 Period, compared to $54.1 million in the 2024 Period. The $28.9 million decrease was primarily due to:

●	a decrease in repayments of term notes of $29.7 million;
●	a decrease in payments for employee stock tax withholdings of $2.3 million; partially offset by
●	a decrease in cash provided from stock option exercises of $2.7 million.

Funding Requirements

We believe that our cash, cash equivalents, and marketable securities as of March 31, 2025, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business;
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis;
●	we exclude executive transition expenses from adjusted EBITDA as the amount and/or frequency of these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis; and
●	we exclude other expenses, from time to time, that are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
GAAP net income	$2,417	$27,713
Adjustments:
Interest expense	20,790	17,339
Interest income	(2,225)	(4,487)
Provision for income taxes	705	8,909
Depreciation	1,091	917
Amortization	55,473	34,517
Stock-based compensation	11,524	7,475
Recognition of step-up basis in inventory	3,477	—
Executive transition expense	1,397	—
Acquisition related expenses	1,289	—
Gain on fair value remeasurement of contingent consideration	(786)	—
Total adjustments	$92,735	$64,670
Adjusted EBITDA	$95,152	$92,383

Adjusted EBITDA was $95.2 million for the 2025 Quarter compared to $92.4 million for the 2024 Quarter. The $2.8 million increase was primarily due to higher product revenues of $32.8 million, partially offset by higher adjusted operating expenses of $27.7 million and higher cost of product revenues (excluding intangible asset amortization and recognition of step-up basis inventory) of $2.5 million.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
GAAP operating expenses	$75,637	$41,982
Adjustments:
Stock-based compensation	11,524	7,475
Executive transition expense	1,397	—
Acquisition related expenses	1,289	—
Gain on fair value remeasurement of contingent consideration	(786)	—
Total adjustments	$13,424	$7,475
Adjusted operating expenses	$62,213	$34,507

Adjusted operating expenses were $62.2 million in the 2025 Quarter compared to $34.5 million in the 2024 Quarter. The $27.7 million increase was primarily driven by:

●	an increase in sales and marketing expenses of $11.6 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay following the Ironshore Acquisition in September 2024;
●	an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $11.1 million, primarily due to additional headcount added as a result of the Ironshore Acquisition;
●	higher audit and legal expenses of $1.8 million, primarily due to expenses related to litigation and increased accounting and tax expenses;
●	an increase in regulatory expenses of $1.7 million due to increased PDUFA fees and post-marketing expenses related to the addition of Jornay; and
●	an increase in acquisition related expenses of $1.3 million due to the Ironshore Acquisition.

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

Adjusted net income and adjusted earnings per share for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except share and per share data)
GAAP net income	$2,417	$27,713
Adjustments:
Non-cash interest expense	1,367	1,780
Amortization	55,473	34,517
Stock-based compensation	11,524	7,475
Recognition of step-up basis in inventory	3,477	—
Executive transition expense	1,397	—
Acquisition related expenses	1,289	—
Gain on fair value remeasurement of contingent consideration	(786)	—
Income tax effect of above adjustments (1)	(18,737)	(12,653)
Total adjustments	$55,004	$31,119
Non-GAAP adjusted net income	$57,421	$58,832

Adjusted weighted-average shares — diluted (2)	39,446,458	41,438,466
Adjusted earnings per share (2)	$1.49	$1.45

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended March 31, 2025 and 2024 were 25.8% and 26.6%, respectively. As such, the non-GAAP effective tax rates for the three months ended March 31, 2025 and 2024 were 25.4% and 28.9%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense is added-back to non-GAAP adjusted net income. For the three months ended March 31, 2025 and 2024, adjusted weighted-average shares – diluted includes 6,606,305 and 7,509,104 shares, respectively, attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

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

As of March 31, 2025, our investment portfolio includes $68.8 million of cash equivalents and $101.6 million of marketable securities, which are primarily comprised of money market funds, U.S. Treasury securities, corporate debt securities, government-sponsored securities, and commercial paper. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2024 Term Loan

The 2024 Term Loan bears interest at a rate equal to adjusted term SOFR + 4.50%, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. Based on the outstanding principal amount of the 2024 Term Loan as of March 31, 2025 of $613.5 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $6.1 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by SEC guidance, management may omit an assessment of a newly acquired operation’s internal control over financial reporting for up to one year from the date of acquisition.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth in Note 16, Commitments and Contingencies, to our financial statements, which is incorporated herein by reference to the extent applicable, there are no other material changes from the legal proceedings previously disclosed in our most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

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
●	Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our opioid products and may adversely impact external investor perceptions of our business;
●	If the FDA or other applicable regulatory authorities approve generic products with abuse deterrent claims that compete with our opioid products, our sales could decline;
●	If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
●	Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
●	We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
●	Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
●	We may not realize all the anticipated benefits from our future acquisitions, and we may be unable to successfully integrate future acquisitions;
●	Our business may be adversely affected by certain events or circumstances outside our control, including macroeconomic conditions and geopolitical turmoil;
●	Litigation or regulatory action regarding opioid medications could negatively affect our business;
●	We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
●	Commercial sales of our products may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all;
●	Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
●	The price of our common stock may be volatile and you may lose all or part of your investment.

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

In July 2024, in connection with the Ironshore acquisition, we entered into a Second Amended and Restated Loan Agreement by and among us, certain of our subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”), of which $613.5 million in principal was outstanding as of March 31, 2025 (the “2024 Term Loan”). In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).

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

Our business and future success are substantially dependent on our ability to continue successfully commercializing our products, including Jornay, Belbuca, Xtampza ER, the Nucynta Products, Symproic, and any products that we may acquire in the future.

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

Some of our products contain controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Jornay’s active ingredient, methylphenidate hydrochloride, Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol hydrochloride, are each classified as Schedule II controlled substances under the Controlled Substances Act (“CSA”) and regulations of the DEA, and the active ingredient in Belbuca, buprenorphine hydrochloride, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol, methylphenidate and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section in our Annual Report entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, the Nucynta Products, or Jornay increases and we cannot meet such demand in a timely fashion because of our limited supply of their active pharmaceutical ingredients, then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, the FDA works with states and Indian Tribes that propose to develop Section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The FDA released implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On January 5, 2024, the FDA issued to Florida the first approval for a state importation plan. Several states have pending applications with the FDA, including Colorado, Maine, New Hampshire, and New Mexico. An Executive Order from President Trump dated April 15, 2025, directing the FDA to streamline and improve the drug importation process. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

There are currently global supply chain disruptions and shortages caused by a variety of factors, including geopolitical turmoil, such as conflicts involving China, the Russia-Ukrainian War and the Israel-Hamas war, and changes in domestic and foreign trade policy, including recently announced tariffs. While we and our suppliers are still able to receive sufficient inventory of the key materials and components needed, we could experience pressure on our supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, including excipients and packaging components. To date, supply chain interruptions have not had a material impact on our results of operations. However, if these disruptions and shortages continue, we may in the future experience a material interruption to our supply chain. Such an interruption could have a material adverse impact on our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

Inadequate funding for the FDA, DEA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products and the DEA’s regulation of controlled substances can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we continue to commercialize products and as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of March 31, 2025, there were outstanding options to purchase an aggregate of 734,688 shares of our common stock at a weighted average exercise price of $20.65 per share, of which options to purchase 605,344 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In January 2024, our Board of Directors authorized a share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. As of March 31, 2025, we repurchased 1,882,702 shares at a weighted-average price of $31.88 per share for a total of $60.0 million under the 2024-2025 Repurchase Program, including an accelerated share repurchase program to repurchase $35.0 million of our common stock that closed in July 2024. As of March 31, 2025, $90.0 million remained available for share repurchases under the 2024-2025 Repurchase Program. In May 2025, our Board of Directors authorized an accelerated share repurchase program to repurchase $25.0 million of our common stock as part of the 2024-2025 Repurchase Program (refer to Note 2, Summary of Significant Accounting Policies – Subsequent Events). Additional share repurchases under the 2024-2025 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the Nasdaq Global Select Market, and other factors that we may deem relevant.

We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities

The following table sets forth shares of common stock repurchased under our 2024-2025 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended March 31, 2025:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2025 through January 31, 2025	—		$—	—		$90,000
February 1, 2025 through February 28, 2025	288,603		30.52	—		90,000
March 1, 2025 through March 31, 2025	61,708		28.92	—		90,000
Total	350,311	(2)	$30.24	—	(2)	$90,000

(1)	The 2024-2025 Repurchase Program was announced on January 3, 2024. The 2024-2025 Repurchase Program provides for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through June 30, 2025. The 2024-2025 Repurchase Program did not expire during the three months ended March 31, 2025, nor do we currently plan to terminate the 2024-2025 Repurchase Program prior to expiration. However, there can be no assurance as to the timing or number of shares of any repurchases in the future.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

The disclosure set forth in Part II – Item 2 above is incorporated herein by reference.

During the three months ended March 31, 2025, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
10.1+	Employment Agreement, dated March 4, 2025, by and between David Dieter and Collegium Pharmaceutical, Inc.
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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 8, 2025	By:	/s/ VIKRAM KARNANI
Vikram Karnani
Chief Executive Officer
(Principal executive officer)

Date:	May 8, 2025	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)