Form 10-Q
period 2025-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2025-08-07
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 31,502,127 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$117,348	$70,565
Marketable securities	104,805	92,198
Accounts receivable, net	213,023	228,540
Inventory	38,148	35,560
Prepaid expenses and other current assets	56,037	30,394
Restricted cash	19,850	25,000
Total current assets	549,211	482,257
Property and equipment, net	12,903	14,329
Operating lease assets	5,263	5,822
Intangible assets, net	780,456	891,402
Restricted cash	1,050	1,047
Deferred tax assets	91,967	98,033
Other noncurrent assets	3,845	8,368
Goodwill	147,936	162,333
Total assets	$1,592,631	$1,663,591
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,890	$3,934
Accrued liabilities	59,436	72,124
Accrued rebates, returns and discounts	310,758	338,642
Current portion of term notes payable	64,583	64,583
Current portion of operating lease liabilities	1,338	1,271
Business combination consideration payable	17,566	28,956
Contingent consideration	38	—
Total current liabilities	464,609	509,510
Term notes payable, net of current portion	520,648	550,733
Convertible senior notes	237,688	237,172
Operating lease liabilities, net of current portion	4,853	5,539
Deferred royalty obligation	122,627	120,613
Deferred revenue	10,000	10,000
Contingent consideration	—	1,182
Total liabilities	1,360,425	1,434,749
Commitments and contingencies (refer to Note 16)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 40,448,147 issued and 31,549,272 outstanding shares as of June 30, 2025 and 39,646,749 issued and 31,440,155 outstanding shares as of December 31, 2024	40	40
Additional paid-in capital	598,938	590,251
Treasury stock, at cost; 8,898,875 shares as of June 30, 2025 and 8,206,594 shares as of December 31, 2024	(217,510)	(197,505)
Accumulated other comprehensive income	337	55
Accumulated deficit	(149,599)	(163,999)
Total shareholders’ equity	232,206	228,842
Total liabilities and shareholders’ equity	$1,592,631	$1,663,591

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenues, net	$188,000	$145,276	$365,757	$290,199
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,143	19,955	49,103	38,905
Intangible asset amortization	55,473	34,515	110,946	69,032
Total cost of product revenues	79,616	54,470	160,049	107,937
Gross profit	108,384	90,806	205,708	182,262
Operating expenses
Selling, general and administrative	73,637	43,335	150,060	85,317
Gain on fair value remeasurement of contingent consideration	(358)	—	(1,144)	—
Total operating expenses	73,279	43,335	148,916	85,317
Income from operations	35,105	47,471	56,792	96,945
Interest expense	(20,463)	(15,587)	(41,253)	(32,926)
Interest income	2,383	4,397	4,608	8,884
Loss on extinguishment of debt	—	(7,184)	—	(7,184)
Income before income taxes	17,025	29,097	20,147	65,719
Provision for income taxes	5,042	9,491	5,747	18,400
Net income	$11,983	$19,606	$14,400	$47,319

Earnings per share — basic	$0.38	$0.60	$0.45	$1.46
Weighted-average shares — basic	31,810,612	32,433,025	31,802,222	32,379,807

Earnings per share — diluted	$0.34	$0.52	$0.44	$1.24
Weighted-average shares — diluted	39,075,703	40,383,694	39,283,297	40,510,943

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$11,983	$19,606	$14,400	$47,319
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax	96	(58)	282	(196)
Total other comprehensive income (loss)	96	(58)	282	(196)
Comprehensive income	$12,079	$19,548	$14,682	$47,123

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$14,400	$47,319
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	110,946	69,032
Depreciation expense	2,226	1,869
Deferred income taxes	(3,453)	(7,925)
Stock-based compensation expense	22,342	17,487
Non-cash lease benefit	(60)	(44)
Non-cash interest expense for amortization of debt discount and issuance costs	2,722	3,384
Net accretion for deferred royalty obligation	2,014	—
Loss on extinguishment of debt	—	7,184
Net amortization of premiums and discounts on investments	(588)	(1,138)
Change in fair value of contingent consideration	(1,144)	—
Changes in operating assets and liabilities:
Accounts receivable	15,509	(4,330)
Inventory	(2,588)	4,470
Prepaid expenses and other assets	(21,120)	(11,688)
Accounts payable	6,956	(6,144)
Accrued liabilities	(12,086)	982
Accrued rebates, returns and discounts	(8,239)	8,877
Net cash provided by operating activities	127,837	129,335
Investing activities
Purchases of property and equipment	(863)	(838)
Purchases of marketable securities	(42,501)	(73,403)
Maturities of marketable securities	30,769	47,207
Net cash used in investing activities	(12,595)	(27,034)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	506	356
Proceeds from the exercise of stock options	1,860	9,924
Payments made for employee stock tax withholdings	(11,021)	(18,749)
Repurchases of common stock, including the ASR agreement	(25,104)	(35,000)
Repayment of term notes	(32,292)	(91,667)
Redemption of 2026 Convertible Notes, including premium and redemption costs	—	(33,218)
Payments made for deferred purchase price for acquisition	(7,555)	—
Net cash used in financing activities	(73,606)	(168,354)

Net increase (decrease) in cash, cash equivalents and restricted cash	41,636	(66,053)
Cash, cash equivalents and restricted cash at beginning of period	96,612	239,994
Cash, cash equivalents and restricted cash at end of period	$138,248	$173,941

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$117,348	$172,894
Restricted cash	20,900	1,047
Total cash, cash equivalents and restricted cash	$138,248	$173,941

Supplemental disclosure of cash flow information
Cash paid for interest	$35,541	$29,542
Cash paid for income taxes	$32,273	$35,881

Supplemental disclosure of non-cash activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$124	$200
Miscellaneous costs of redemption of 2026 Convertible Notes	$—	$27

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

1. Nature of Business

Collegium Pharmaceutical, Inc. (the “Company” or “Collegium”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company’s mission is to build a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. The Company’s product portfolio includes Jornay PM, Belbuca, Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic.

On September 3, 2024, (the “Acquisition Date”), the Company closed its acquisition of Ironshore Therapeutics Inc. (“Ironshore”) (the “Ironshore Acquisition” or “Merger”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), with Ironshore surviving the Merger as a wholly owned subsidiary of the Company. Ironshore had developed and obtained commercial approval to market Jornay PM in the United States. Upon closing the Ironshore Acquisition, the Company acquired the Jornay PM product.

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events

In July 2025, the Company’s Board of Directors authorized a share repurchase program to repurchase $150,000 of the Company’s common stock through December 31, 2026. Refer to Note 14, Equity, for more information.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The Company is currently evaluating the impact of the new legislation on its effective tax rate in 2025. Refer to Note 17, Income Taxes, for more information.

Recently Adopted Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.

The Company has not been required to adopt any accounting standards that had a significant impact on its Condensed Consolidated Financial Statements during the six months ended June 30, 2025.

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

Provision and Allowance Activity

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2025 and 2024:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2024	$191,508	$147,134	$38,512
Provision related to current period sales	241,829	34,602	101,430
Ironshore measurement period adjustments	671	(20,316)	7
Changes in estimate related to prior period sales	(5,445)	(2,238)	286
Credits/payments made	(256,156)	(20,831)	(111,286)
Balance as of June 30, 2025	$172,407	$138,351	$28,949

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2023	$149,826	$77,505	$20,917
Provision related to current period sales	197,088	19,937	79,615
Changes in estimate related to prior period sales	325	2,406	(79)
Credits/payments made	(192,073)	(18,806)	(78,578)
Balance as of June 30, 2024	$155,166	$81,042	$21,875

(1)	Provisions for rebates and incentives include managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2025, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Belbuca	$52,600	$52,198	$104,258	$102,861
Xtampza ER	52,605	44,571	100,247	90,384
Jornay PM	32,626	—	61,165	—
Nucynta IR	26,501	25,203	53,918	51,163
Nucynta ER	19,946	19,272	39,632	38,458
Symproic	3,722	4,032	6,537	7,333
Total product revenues, net	$188,000	$145,276	$365,757	$290,199

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

The Company’s only contract liability relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (see Note 4, Acquisition). The contract provides Knight the right to sell Jornay PM in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The up-front payment will be recognized as revenue as product sales are made over the term of the contract. No products have been delivered to date under this contract and therefore no revenue has been recognized through June 30, 2025.

4. Acquisition

On September 3, 2024, the Company closed the Ironshore Acquisition. Ironshore had developed and obtained commercial approval to market Jornay PM in the United States. The Ironshore Acquisition was completed to expand the Company’s business beyond pain management and establish a commercial presence in neuropsychiatry via the attention deficit hyperactivity disorder (“ADHD”) market. The Company obtained control through the acquisition of shares in an all-cash transaction which closed on September 3, 2024.

The acquisition consideration includes payments for the Ironshore equity and assumption of certain of its debt. The Company deposited $25,000 into escrow at closing, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Acquisition Date. As of the Acquisition Date, approximately $21,956 was due to the former Ironshore equity holders and $25,000 was recorded as restricted cash. In the six months ended June 30, 2025, the adjustments related to working capital and cash were finalized and settled, resulting in a $3,836 reduction in the amount due to the former Ironshore equity holders. In addition, the Company was required to pay approximately $7,000 to former Ironshore equity holders as the Company has the opportunity to recover certain deposits as specified in the Merger Agreement, which amount was due no later than 225 days from the Acquisition Date. This deferred payment was made in the three months ended June 30, 2025. The Company also agreed to pay a $25,000 contingent payment upon the achievement of a financial milestone based on net revenues of Jornay PM for the year ended December 31, 2025.

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

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. The Company is finalizing its valuation of intangible assets, tangible assets, liabilities and tax analyses, and anticipates finalizing the valuation of assets acquired and liabilities assumed as the information necessary to complete the analysis is obtained, but no later than one year after the Acquisition Date. In the three months ended June 30, 2025, the Company recognized measurement period adjustments to decrease accrued rebates, returns, and discounts by $5,518, deferred tax assets by $2,612, goodwill by $2,825, and increase certain other accounts by $65.

The following tables set forth the preliminary allocation of the Ironshore Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date, including all measurement period adjustments (in thousands):

Acquisition Date Fair Value
Assets Acquired
Cash and cash equivalents	$9,350
Accounts receivable	44,593
Inventory	17,155
Prepaid expenses and other current assets	8,671
Property, plant and equipment, net	541
Intangible assets	635,000
Right-of-use assets	800
Deferred tax assets	35,441
Total assets	$751,551
Liabilities Assumed
Accounts payable	$6,656
Accrued liabilities	73,436
Accrued rebates, returns and discounts	91,279
Borrowings	8,954
Lease liabilities	800
Senior secured notes payable	151,500
Deferred royalty obligation	116,900
Deferred revenue	10,000
Total liabilities	$459,525
Total identifiable net assets acquired	292,026
Goodwill	14,078
Total consideration transferred	$306,104

The valuation of the acquired intangible assets and assumed deferred royalty obligation relies on significant unobservable inputs. The Company used an income approach to value the $635,000 for the acquired intangible asset. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 7.7 years (refer to Note 9, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment to record inventory from its historic cost to fair value of $10,700. The assumed senior secured notes payable and borrowings were settled immediately after the close of the acquisition, resulting in a loss in debt extinguishment of $4,145 in the three months ended September 30, 2024.

The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

Acquisition Related Expenses

In the three and six months ended June 30, 2025, the Company incurred $935 and $2,224, respectively, of acquisition related expenses, including employee-related expenses (primarily consisting of severance) and miscellaneous other acquisition expenses incurred, including integration consulting costs, and costs related to contracts acquired from Ironshore. The Company expects to incur additional acquisition-related expenses during the second half of 2025.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Employee-related expenses	$—	$515
Transaction costs	—	38
Other acquisition expenses	935	1,671
Total acquisition related expenses	$935	$2,224

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$11,983	$19,606	$14,400	$47,319
Adjustment for interest expense recognized on convertible senior notes	1,482	1,477	2,960	2,942
Net income - diluted	$13,465	$21,083	$17,360	$50,261
Denominator:
Weighted-average shares outstanding — basic	31,810,612	32,433,025	31,802,222	32,379,807
Effect of dilutive securities:
Stock options	213,054	393,128	231,458	430,273
Restricted stock units	445,593	949,383	643,312	1,093,741
Employee stock purchase plan	139	1,853	—	817
Convertible senior notes	6,606,305	6,606,305	6,606,305	6,606,305
Weighted average shares outstanding — diluted	39,075,703	40,383,694	39,283,297	40,510,943

Earnings per share — basic	$0.38	$0.60	$0.45	$1.46
Earnings per share — diluted	$0.34	$0.52	$0.44	$1.24

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	130,344	—	130,344	—
Restricted stock units	666,052	5,150	224,465	6,200
Performance share units	313,642	223,680	313,642	223,680
Employee stock purchase plan	—	—	32,320	—

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

There were no transfers between Levels 1, 2, and 3 during the six months ended June 30, 2025 and 2024.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of June 30, 2025 and December 31, 2024:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Assets
Cash equivalents:
Money market funds	$40,678	$40,678	$—	$—
Marketable securities:
Corporate debt securities	96,303	—	96,303	—
Government-sponsored securities	8,502	—	8,502	—
Total assets measured at fair value	$145,483	$40,678	$104,805	$—
Liabilities
Contingent consideration	38	—	—	38
Total liabilities measured at fair value	$38	$—	$—	$38

December 31, 2024
Cash equivalents:
Money market funds	$36,153	$36,153	$—	$—
Commercial paper	1,993	—	1,993	—
Marketable securities:
Corporate debt securities	82,679	—	82,679	—
Government-sponsored securities	6,560	—	6,560	—
Commercial paper	2,959	—	2,959	—
Total assets measured at fair value	$130,344	$36,153	$94,191	$—
Liabilities
Contingent consideration	1,182	—	—	1,182
Total liabilities measured at fair value	$1,182	$—	$—	$1,182

The Company’s cash equivalents, which includes money market funds and commercial paper, are measured at fair value on a recurring basis using quoted market prices.

Contingent Consideration

The Company’s contingent consideration liability is related to the Ironshore Acquisition in 2024. The Ironshore Acquisition included a contingent payment of $25,000 related to the achievement of a financial milestone based on net revenues of Jornay PM for the year ended December 31, 2025.

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

Change in the Fair Value of Contingent Consideration

The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration for the Ironshore Acquisition (dollars in thousands):

Ironshore Acquisition
Contingent Consideration
Balance as of December 31, 2024	$1,182
Gain on fair value remeasurement of contingent consideration	(1,144)
Balance as of June 30, 2025	$38

Assets and Liabilities Not Carried at Fair Value

Convertible Senior Notes

The Company’s convertible senior notes are considered Level 2 financial liabilities. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of June 30, 2025, the fair value of the Company's 2.875% convertible senior notes due in 2029 was $260,820 and the net carrying value was $237,688.

Term Notes Payable

The Company’s term notes are considered Level 2 financial liabilities. The fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of June 30, 2025, the carrying amount of the term notes reasonably approximated the estimated fair value.

Deferred Royalty Obligation

The Company’s deferred royalty obligation liability was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 13, Deferred Royalty Obligation, for more information.

The deferred royalty obligation is considered a level 3 fair value measurement. The fair value of the Company’s deferred royalty obligation was approximately $132,305 as of June 30, 2025 and a net carrying value of $122,627.

Other Assets and Liabilities

As of June 30, 2025, and December 31, 2024, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

7. Marketable Securities

Available-for-sale debt securities were classified on the Condensed Consolidated Balance Sheets at fair value as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$—	$1,993
Marketable securities	104,805	92,198
Total	$104,805	$94,191

The following table summarizes the available-for-sale securities held as of June 30, 2025 and December 31, 2024:

		Gross	Gross
June 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$95,967	$358	$(22)	$96,303
Government-sponsored securities	8,501	3	(2)	8,502
Total	$104,468	$361	$(24)	$104,805

December 31, 2024
Corporate debt securities	$82,611	$161	$(93)	$82,679
Government-sponsored securities	6,572	—	(12)	6,560
Commercial paper	4,953	1	(2)	4,952
Total	$94,136	$162	$(107)	$94,191

The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Matures within one year	$39,154	$50,469
Matures after one year through five years	65,651	43,722
Total	$104,805	$94,191

The unrealized losses on the Company’s available-for-sale securities were immaterial as of June 30, 2025 and December 31, 2024. In addition, there were no sales of marketable securities during the three and six months ended June 30, 2025.

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three and six months ended June 30, 2025. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of June 30, 2025 and December 31, 2024.

8. Inventory

Inventory as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$9,521	$12,531
Work in process	12,058	13,163
Finished goods	20,150	17,812
Total inventory	$41,729	$43,506

Long-term inventory is included in other noncurrent assets in the Company’s Condensed Consolidated Balance Sheet.

The balance sheet classification of inventory consisted of the following:

	June 30, 2025	December 31, 2024
Inventory	$38,148	$35,560
Other noncurrent assets	3,581	7,946
Total inventory	$41,729	$43,506

9. Goodwill and Intangible Assets

As of June 30, 2025 and December 31, 2024, the Company’s goodwill balance was $147,936 and $162,333, respectively. The change in the period was due to changes within the measurement period, as described in Footnote 4, Acquisition. The Company’s goodwill resulted from the acquisition of BioDelivery Sciences International, Inc. (“BDSI”) (the “BDSI Acquisition”) on March 22, 2022 and the Ironshore Acquisition on September 3, 2024.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay PM	$635,000	$(69,156)	$565,844	$635,000	$(27,242)	$607,758
Belbuca	360,000	(246,913)	113,087	360,000	(209,214)	150,786
Nucynta Products	521,170	(465,786)	55,384	521,170	(438,094)	83,076
Symproic	70,000	(23,859)	46,141	70,000	(20,218)	49,782
Total intangible assets	$1,586,170	$(805,714)	$780,456	$1,586,170	$(694,768)	$891,402

The following table presents amortization expense recognized in cost of product revenues for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Jornay PM	$20,957	$—	$41,914	$—
Belbuca	18,849	18,848	37,697	37,696
Nucynta Products	13,846	13,845	27,692	27,690
Symproic	1,821	1,822	3,643	3,646
Total amortization expense	$55,473	$34,515	$110,946	$69,032

As of June 30, 2025, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay PM	Belbuca	Nucynta Products	Symproic	Total
2025	$41,915	$37,694	$27,692	$3,644	$110,945
2026	83,829	75,393	27,692	7,285	194,199
2027	83,829	—	—	7,285	91,114
2028	83,829	—	—	7,285	91,114
2029	83,829	—	—	7,285	91,114
Thereafter	188,613	—	—	13,357	201,970
Remaining amortization expense	$565,844	$113,087	$55,384	$46,141	$780,456

10. Accrued Liabilities

Accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued royalties	$14,014	$13,120
Accrued product taxes and fees	8,944	6,660
Accrued interest	7,123	6,146
Accrued payroll and related benefits	6,121	4,589
Accrued incentive compensation	4,299	4,054
Accrued sales and marketing	4,283	4,398
Accrued bonuses	3,283	8,399
Accrued inventory	2,729	6,073
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	2,435	3,044
Accrued audit and legal	1,576	1,848
Accrued income taxes	328	8,525
Accrued severance expense related to Ironshore Acquisition	—	510
Accrued other operating costs	4,301	4,758
Total accrued liabilities	$59,436	$72,124

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

The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50,000 as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028) and is guaranteed by certain of the Company’s material subsidiaries. The 2024 Term Loan is secured by substantially all of the assets of the Company and its material subsidiaries. Until September 30, 2024, the 2024 Term Loan bore an annual interest rate equal to term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.13% (subject to a 1.20% floor), plus a margin of 7.50%. Following September 30, 2024, the 2024 Term Loan bears an annual interest rate equal to term SOFR plus a spread adjustment of 0.13% (subject to a 4.00% floor), plus a margin of 4.50% per annum, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. The Company paid a one-time fee of 1.25% of the initial term loan principal amount on July 29, 2024 and paid a one-time fee of 2.25% of the delayed draw term loan principal amount on September 3, 2024. As of June 30, 2025, the contractual interest rate was 8.93%. The Company is required to pay the principal balance under the 2024 Term Loan in equal quarterly installments of $16,146 with a $387,500 final payment due at maturity.

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

The following table presents the total interest expense recognized related to the 2022 Term Loan and the 2024 Term Loan during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$13,847	$12,104	$27,922	$25,755
Amortization of debt discounts and debt issuance costs	1,096	1,318	2,207	2,798
Total interest expense	$14,943	$13,422	$30,129	$28,553

As of June 30, 2025, the effective interest rate on the 2024 Term Loan was 9.90%.

As of June 30, 2025, scheduled principal repayments under the 2024 Term Loan were as follows:

Years ended December 31,	Principal Payments
2025	$32,292
2026	64,583
2027	64,583
2028	435,938
Total before unamortized discount and issuance costs	$597,396
Less: unamortized discount and issuance costs	(12,165)
Term notes carrying value	$585,231

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

As of June 30, 2025, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2029 Convertible Notes are classified on the Condensed Consolidated Balance Sheet as of June 30, 2025 as convertible senior notes.

As of June 30, 2025, the outstanding balance of the 2029 Convertible Notes consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(3,812)
Net carrying amount	$237,688

The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.28%. As of June 30, 2025, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.

As of June 30, 2025, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2025	$3,472
2026	6,943
2027	6,943
2028	6,943
Thereafter	244,972
Total minimum payments	$269,273
Less: interest	(27,773)
Less: unamortized issuance costs	(3,812)
Convertible Notes carrying value	$237,688

The following table presents the total interest expense recognized related to the 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) during the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,736	$1,879	$3,472	$3,787
Amortization of debt issuance costs	259	286	515	586
Total interest expense	$1,995	$2,165	$3,987	$4,373

13. Deferred Royalty Obligation

The Company’s deferred royalty obligation liability is a debt obligation of Ironshore that was assumed as part of the Ironshore Acquisition. The deferred royalty obligation relates to royalty payments on net sales of Jornay PM that are paid to debtholders in exchange for funding provided to Ironshore by the debtholders. The royalty rate is 7.4% for net sales prior to July 1, 2025 and 9.7% thereafter through March 2032. The royalty payments are an unsecured obligation of the Company and there are no financial covenants or other restrictive covenants. The royalty payments are to be made semi-annually in February and August of each year related to the prior six-month calendar year period.

The deferred royalty obligation will be accreted to the total estimated royalty payments over the life of the agreement, which is recorded as interest expense using the effective interest rate. The carrying value of the obligation will decrease for royalty payments made to the extent that payments exceed the recognized interest expense. The effective interest rate is calculated based on current estimates of future royalty payments over the life of the arrangement. To the extent estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company accounts for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense. The effective interest rate as of June 30, 2025 was approximately 11.83%.

A rollforward of the deferred royalty obligation is as follows:

Deferred Royalty Obligation
Balance as of December 31, 2024	$120,613
Net accretion	2,014
Net carrying amount at June 30, 2025	$122,627

The total interest expense recognized related to the deferred royalty obligation during the six months ended June 30, 2025 was $7,137, including net accretion of $2,014. Total royalty payments made under the agreement during six months ended June 30, 2025 was $4,147 and were recorded as a reduction to accrued interest.

14. Equity

The changes in shareholders’ equity for the three and six months ended June 30, 2025 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2024	39,646,749	$40	$590,251	(8,206,594)	$(197,505)	$(163,999)	$55	$228,842
Exercise of common stock options	67,718	—	1,552	—	—	—	—	1,552
Issuance for employee stock purchase plan	17,868	—	506	—	—	—	—	506
Vesting of RSUs and PSUs	956,368	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(350,311)	—	(10,593)	—	—	—	—	(10,593)
Stock-based compensation	—	—	11,524	—	—	—	—	11,524
Other comprehensive loss, net of tax	—	—	—	—	—	—	186	186
Net income	—	—	—	—	—	2,417	—	2,417
Balance, March 31, 2025	40,338,392	$40	$593,240	(8,206,594)	$(197,505)	$(161,582)	$241	$234,434
Exercise of common stock options	21,944	—	308	—	—	—	—	308
Vesting of RSUs and PSUs	102,760	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(14,949)	—	(428)	—	—	—	—	(428)
Share repurchases from Accelerated Share Repurchase ("ASR") agreement	—	—	(5,000)	(692,281)	(20,005)	—	—	(25,005)
Stock-based compensation	—	—	10,818	—	—	—	—	10,818
Other comprehensive loss, net of tax	—	—	—	—	—	—	96	96
Net income	—	—	—	—	—	11,983	—	11,983
Balance, June 30, 2025	40,448,147	$40	$598,938	(8,898,875)	$(217,510)	$(149,599)	$337	$232,206

The changes in shareholders’ equity for the three and six months ended June 30, 2024 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	38,192,441	$38	$565,949	(6,323,892)	$(137,381)	$(233,189)	$14	$195,431
Exercise of common stock options	200,200	—	4,205	—	—	—	—	4,205
Issuance for employee stock purchase plan	18,538	—	356	—	—	—	—	356
Vesting of RSUs and PSUs	1,000,357	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(381,897)	—	(12,874)	—	—	—	—	(12,874)
Stock-based compensation	—	—	7,475	—	—	—	—	7,475
Other comprehensive loss, net of tax	—	—	—	—	—	—	(138)	(138)
Net income	—	—	—	—	—	27,713	—	27,713
Balance, March 31, 2024	39,029,639	$39	$565,111	(6,323,892)	$(137,381)	$(205,476)	$(124)	$222,169
Exercise of common stock options	282,248	1	5,727	—	—	—	—	5,728
Vesting of RSUs and PSUs	392,140	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(171,669)	(1)	(5,874)	—	—	—	—	(5,875)
Share repurchases from ASR agreement	—	—	(7,000)	(888,889)	(28,000)	—	—	(35,000)
Stock-based compensation	—	—	10,012	—	—	—	—	10,012
Other comprehensive loss, net of tax	—	—	—	—	—	—	(58)	(58)
Net income	—	—	—	—	—	19,606	—	19,606
Balance, June 30, 2024	39,532,358	$40	$567,976	(7,212,781)	$(165,381)	$(185,870)	$(182)	$216,583

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). The Plan expired on May 11, 2025 and on May 15, 2025, the Company’s shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), under which an aggregate of 1,600,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus (i) shares of common stock that remained available for grants under the Plan as of its expiration and (ii) any shares of common stock subject to outstanding grants under the Plan that terminate, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the Plan. As of June 30, 2025, there were 3,329,549 shares of common stock available for issuance pursuant to the 2025 Plan.

The 2025 Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period of service and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. The Company’s RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service. Upon termination, unvested RSUs are forfeited immediately. Refer to Note 15, Stock-based Compensation, for more information.

Share Repurchases

2024-2025 Repurchase Program

In January 2024, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permitted the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. The timing and amount of any shares purchased on the open market were determined based on the Company’s evaluation of the market conditions, share price and other factors. The Company utilized existing cash on hand to fund share repurchases.

In May 2025, the Company’s Board of Directors authorized an accelerated share repurchase (“ASR”) program to repurchase $25,000 of the Company’s common stock as part of the 2024-2025 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $25,000 on May 9, 2025, and received 692,281 shares, representing 80% of the upfront payment on a price per share of $28.89, the closing price on the date the agreement was executed. The remaining shares to be purchased by the Company was to be based on the volume-weighted average price of its common stock through July 29, 2025, minus an agreed upon discount between the parties. In July 2025, the ASR agreement settled and the Company received an additional 129,847 shares, bringing the total shares repurchased pursuant to the ASR agreement to 822,128.

The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contract, which represented the remaining shares to be delivered by the investment bank, was recorded as a reduction to stockholders’ equity as of June 30, 2025. The forward contract associated with the ASR agreement was outstanding as of June 30, 2025.

The 2024-2025 Repurchase Program expired on June 30, 2025. Through June 30, 2025, the Company repurchased 2,574,983 shares at a weighted-average price of $31.08 per share for a total of $80,025, inclusive of $25 of fees and commissions, under the 2024-2025 Repurchase Program and the cost of repurchased shares was recorded as treasury stock in the Condensed Consolidated Balance Sheet. As of June 30, 2025, $5,000 of share repurchases under the May 2025 ASR remain to be delivered and $65,000 remained available for share repurchases under the 2024-2025 Repurchase Program upon expiration.

2025-2026 Repurchase Program

In July 2025, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s common stock through December 31, 2026 (the “2025-2026 Repurchase Program”) (refer to Note 2, Summary of Significant Accounting Policies - Subsequent Events). The 2025-2026 Repurchase Program permits the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. The timing and amount of any shares purchased on the open market will be determined based on the Company’s evaluation of the market conditions, share price and other factors. The Company plans to utilize existing cash on hand to fund share repurchases.

15. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company’s senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the six months ended June 30, 2025 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	329,652	$39.04
Granted	151,466	40.28
Vested	(163,423)	32.08
Forfeited	(38,862)	43.59
Performance adjustment	34,809	29.74
Outstanding as of June 30, 2025	313,642	$41.65

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the six months ended June 30, 2025, and 2024 was $40.28 and $45.06, respectively. The total fair value of PSUs vested (measured on the date of vesting) for the six months ended June 30, 2025 and 2024 was $4,925 and $17,433, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the six months ended June 30, 2025. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.

A summary of the Company’s RSU activity for the six months ended June 30, 2025 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	2,483,342	$28.27
Granted	1,381,887	30.19
Vested	(895,705)	26.62
Forfeited	(136,213)	30.39
Outstanding as of June 30, 2025	2,833,311	$29.63

The weighted-average grant date fair value per share of RSUs granted for the six months ended June 30, 2025 and 2024 was $30.19 and $33.76, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the six months ended June 30, 2025 and 2024 was $27,042 and $29,704, respectively.

Stock Options

The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.

A summary of the Company’s stock option activity for the six months ended June 30, 2025 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2024	803,406	$20.84	4.4	$6,634
Exercised	(89,662)	20.75
Outstanding as of June 30, 2025	713,744	$20.85	3.8	$6,462
Exercisable as of June 30, 2025	583,400	$18.49	2.6	$6,462

There were no stock options granted during the six months ended June 30, 2025 and 2024.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the six months ended June 30, 2025, 17,868 shares of common stock were purchased for total proceeds of $506. The expense for the three months ended June 30, 2025 and 2024 was $149 and $69, respectively. The expense for the six months ended June 30, 2025 and 2024 was $285 and $134, respectively.

Stock-based Compensation Expense

The Company’s stock-based compensation expense for the three months ended June 30, 2025 and 2024 was $10,818 and $10,012, respectively and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations. The Company’s stock-based compensation expense for the six months ended June 30, 2025 and 2024 was $22,342 and $17,487, respectively and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations.

As of June 30, 2025, there was approximately $76,713 of unrecognized compensation expense related to unvested options, restricted stock units, and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.2 years.

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

Alvogen filed a notice of appeal to the Federal Circuit seeking to reverse the Court’s final judgment. Separately, BDSI filed a cross-appeal to the Federal Circuit seeking to reverse the Court’s opinion that claims 3 and 10 of the ʼ866 patent and claims 8, 9 and 20 of the ’843 patent are invalid and thus, Alvogen is not liable for infringement of those claims, as well as any other ruling decided adversely to BDSI. On December 21, 2022, the Federal Circuit affirmed the district court judgment that certain claims of the ʼ866 and ʼ539 patent were not invalid as obvious. The Federal Circuit also vacated the district court’s judgment that certain claims of the ʼ866 and ʼ843 patent were invalid as obvious and remanded to the district court for further proceedings. The mandate was issued on February 10, 2023.

Alvogen recently sent the Company a new notice letter claiming that its buprenorphine film products do not infringe the ’539 patent. The letter did not dispute the ’866 patent, which remains valid and infringed by Alvogen until 2027. In response, BDSI has filed a motion to enforce the January 21, 2022 Final Judgement, concerning Alvogen’s infringement of the ’539 patent. Additionally, on July 24, 2025, BDSI filed a patent infringement lawsuit based on the new notice letter, triggering a thirty-month stay on FDA approval. The Company remains firmly committed to defending its intellectual property rights against Alvogen. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

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

David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation)

In May 2025, David Lickrish as legal assignee of North Sound Pharmaceuticals & Development, Inc. (“NSP”) filed a Request for Arbitration against Ironshore Pharmaceuticals & Development, Inc. (“IPD”), a wholly owned subsidiary of Ironshore. The claims in the Request are based on allegations that relate to contracts between IPD and NSP and acts that occurred prior to Collegium’s acquisition of Ironshore. Specifically, it is alleged that IPD violated a License and Assignment Agreement with NSP and committed business torts by forcing NSP into liquidation. The Request for Arbitration seeks compensatory damages, estimated to be in excess of $500,000. Collegium’s response to the claims is due to be filed on August 29, 2025. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

Walgreen Co. v. Collegium Pharmaceutical, Inc. (Xtampza and Nucynta)

Walgreen Co. (“Walgreens”) filed a lawsuit in June 2025 in the United States District Court for the Northern District of Illinois, alleging that Collegium owes more than $14,000 in credits for product returned or attempted to be returned between 2020 and 2023 pursuant to Collegium’s returns policy. Walgreens alleges that the returns policy constitutes a contract between Walgreens and Collegium and seeks to plead claims for breach of contract and, in the alternative, unjust enrichment. Collegium’s response, including a motion to dismiss, is due on or before August 12, 2025. Collegium has tendered its defense to a third party which has agreed to defend and indemnify Collegium, subject to a reservation of rights. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

17. Income Taxes

The Company is subject to U.S. federal and state income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period in which they occur.

The following table presents information regarding the Company’s income tax expense recognized for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$5,042	$9,491	$5,747	$18,400
Effective tax rate	29.6%	32.6%	28.5%	28.0%

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of June 30, 2025.

In July 2025, the OBBBA was enacted in the U.S (refer to Note 2, Summary of Significant Accounting Policies - Subsequent Events). The OBBBA contains a broad range of tax reform provisions affecting businesses, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the new legislation on its effective tax rate in 2025.

18. Segment Information

The Company’s product portfolio includes Jornay PM, Belbuca, Xtampza ER, Nucynta IR and Nucynta ER, and Symproic. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The CODM is the Chief Executive Officer. As the internal reporting is based on the consolidated results, the Company has identified one operating and reportable segment and the measure of segment profit or loss is consolidated net income (loss). The CODM uses net income (loss) to assess actual results and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.

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

The table below provides information about the Company’s segment, including segment expenses, and a reconciliation to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenues, net	$188,000	$145,276	$365,757	$290,199

Cost of product revenues (excluding intangible asset amortization)	24,143	19,955	49,103	38,905
Intangible asset amortization and impairment	55,473	34,515	110,946	69,032
Commercial expenses	44,115	17,186	84,908	37,411
Corporate expenses	9,801	7,810	23,090	16,433
Medical expenses	7,832	4,807	15,865	10,021
Technical operations expenses	136	469	234	914
Stock-based compensation expense	10,818	10,012	22,342	17,487
Other segment items(1)	577	3,051	2,477	3,051
Interest expense	20,463	15,587	41,253	32,926
Interest income	(2,383)	(4,397)	(4,608)	(8,884)
Loss on extinguishment of debt	—	7,184	—	7,184
Provision for income taxes	5,042	9,491	5,747	18,400
Net income	$11,983	$19,606	$14,400	$47,319

(1) – Other segment items are primarily acquisition-related expenses, expenses related to the transition of certain of the Company’s executives, and fair value remeasurement of contingent consideration.

Depreciation expense was $1,135 and $952 in the three months ended June 30, 2025, and 2024, respectively. Intangible asset amortization and impairment expense was $55,473 and $34,515 in the three months ended June 30, 2025, and 2024, respectively. Depreciation expense was $2,226 and $1,869 in the six months ended June 30, 2025, and 2024, respectively. Intangible asset amortization and impairment expense was $110,946 and $69,032 in the six months ended June 30, 2025, and 2024, respectively.

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

Overview

We are building a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. We have developed, licensed, and acquired a portfolio of meaningfully differentiated products for use in the treatment of moderate to severe pain and attention deficit hyperactivity disorder (“ADHD”), consisting of Jornay PM, Belbuca, Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic, in the United States.

Jornay PM is a central nervous system (“CNS”) stimulant prescription medicine that contains methylphenidate HCl, which was approved by the U.S. Food and Drug Administration (“FDA”) in August 2018 for the treatment of attention deficit hyperactivity disorder (“ADHD”) in people six years of age and older and currently the only FDA-approved stimulant medication that is dosed in the evening. We began recognizing product revenue related to Jornay PM in September 2024 following our acquisition of Ironshore Therapeutics Inc. (“Ironshore”) (the “Ironshore Acquisition”).

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Product revenues, net	$188,000	$145,276	$365,757	$290,199
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,143	19,955	49,103	38,905
Intangible asset amortization	55,473	34,515	110,946	69,032
Total cost of product revenues	79,616	54,470	160,049	107,937
Gross profit	108,384	90,806	205,708	182,262
Operating expenses
Selling, general and administrative	73,637	43,335	150,060	85,317
Gain on fair value remeasurement of contingent consideration	(358)	—	(1,144)	—
Total operating expenses	73,279	43,335	148,916	85,317
Income from operations	35,105	47,471	56,792	96,945
Interest expense	(20,463)	(15,587)	(41,253)	(32,926)
Interest income	2,383	4,397	4,608	8,884
Loss on extinguishment of debt	—	(7,184)	—	(7,184)
Income before income taxes	17,025	29,097	20,147	65,719
Provision for income taxes	5,042	9,491	5,747	18,400
Net income	$11,983	$19,606	$14,400	$47,319

Comparison of the three months ended June 30, 2025 and June 30, 2024

Product revenues, net

Product revenues, net were $188.0 million for the three months ended June 30, 2025 (the “2025 Quarter”), compared to $145.3 million for the three months ended June 30, 2024 (the “2024 Quarter”). The $42.7 million increase is primarily due to increased revenue for Jornay PM of $32.6 million, Xtampza ER of $8.0 million, the Nucynta Products of $2.0 million, and Belbuca of $0.4 million, partially offset by decreased revenue for Symproic of $0.3 million.

The increase in revenue for Jornay PM of $32.6 million is due to the acquisition of the product from Ironshore in September 2024.

The increase in revenue for Xtampza ER of $8.0 million is primarily due to lower gross-to-net adjustments related to provisions for rebates, including the recognition of $2.4 million related to certain rebate settlements during the quarter. In addition, revenue increased due to higher gross price, partially offset by lower sales volume.

The increase in revenue for the Nucynta Products of $2.0 million is primarily due to lower gross-to-net adjustments related to provisions for rebates, including the recognition of $2.6 million related to certain rebate settlements during the quarter. In addition, revenue increased due to lower gross-to-net adjustments related to returns as well as higher gross price. These increases were partially offset by lower sales volume.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $24.1 million for the 2025 Quarter, compared to $20.0 million for the 2024 Quarter. The $4.1 million increase was primarily due to the 2025 Quarter including cost of product revenues from Jornay PM, which was acquired in September 2024 and included the recognition of $2.0 million related to the step-up basis in inventory.

Intangible asset amortization was $55.5 million for the 2025 Quarter, compared to $34.5 million for the 2024 Quarter. The $21.0 million increase was due to the 2025 Quarter including amortization from the intangible asset acquired in the Ironshore Acquisition in September 2024.

Operating expenses

Selling, general and administrative expenses were $73.6 million for the 2025 Quarter, compared to $43.3 million for the 2024 Quarter. The $30.3 million increase was primarily related to:

●	an increase in sales and marketing expenses of $14.6 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024;
●	an increase in salaries, wages and benefits of $12.7 million, primarily due to additional headcount added as a result of the Ironshore Acquisition in September 2024, including the sales force that promotes Jornay PM;
●	an increase in regulatory expenses of $1.2 million due to increased Prescription Drug User Fee Act (“PDUFA”) fees and post-marketing expenses related to the addition of Jornay PM; and
●	an increase in acquisition related expenses of $0.9 million due to the Ironshore Acquisition.

Gain on fair value remeasurement of contingent consideration was $0.4 million in the 2025 Quarter, compared to none in the 2024 Quarter. The $0.4 million increase was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition.

Interest expense and Interest income

Interest expense was $20.5 million for the 2025 Quarter, compared to $15.6 million for the 2024 Quarter. The $4.9 million increase was primarily due to the 2025 Quarter including $3.5 million of interest expense related to the deferred royalty obligation that was assumed as part of the Ironshore Acquisition in September 2024. Interest expense from term loans was materially consistent in the 2025 Quarter compared to the 2024 Quarter due to the refinancing of our term loan in the third quarter of 2024, which resulted in a lower interest rate offset by a higher principal balance.

Interest income was $2.4 million for the 2025 Quarter, compared to $4.4 million for the 2024 Quarter. The $2.0 million decrease was primarily due to a lower overall balance invested in the 2025 Quarter compared to the 2024 Quarter as well as lower interest rates earned on cash equivalents and marketable securities.

Loss on extinguishment of debt

There was no loss on extinguishment of debt in the 2025 Quarter, compared to $7.2 million in the 2024 Quarter. The $7.2 million decrease was due to the 2024 Quarter including a $7.2 million loss on extinguishment resulting from the remaining $26.4 million of convertible notes due in 2026 (“2026 Convertible Notes”) that were redeemed.

Taxes

The provision for income taxes was $5.0 million for the 2025 Quarter, compared to $9.5 million for the 2024 Quarter. The $4.5 million decrease is primarily due to lower earnings before taxes in the 2025 Quarter compared to the 2024 Quarter, as well as the impact of discrete nondeductible costs associated with debt extinguishment in the 2024 Quarter. The effective tax rate was 29.6% and 32.6% in the 2025 Quarter and 2024 Quarter, respectively.

Comparison of the six months ended June 30, 2025 and June 30, 2024

Product revenues, net

Product revenues, net were $365.8 million for the six months ended June 30, 2025 (the “2025 Period”), compared to $290.2 million for the six months ended June 30, 2024 (the “2024 Period”). The $75.6 million increase is primarily due to increased revenue for Jornay PM of $61.2 million, Xtampza ER of $9.9 million, Nucynta Products of $3.9 million, Belbuca of $1.4 million, partially offset by decreased revenue for Symproic of $0.8 million.

The increase in revenue for Jornay PM of $61.2 million is due to the acquisition of the product from Ironshore in September 2024.

The increase in revenue for Xtampza ER of $9.9 million is primarily due to lower gross-to-net adjustments related to provisions for rebates, including the recognition of $3.2 million related to certain rebate settlements during the period. In addition, revenue increased due to higher gross price partially offset by lower sales volume.

The increase in revenue for the Nucynta Products of $3.9 million is primarily due to lower gross-to-net adjustments related to provisions for rebates, including the recognition of $3.3 million related to certain rebate settlements during the period, as well as lower returns and higher gross price. These increases were partially offset by lower sales volume and higher gross-to-net adjustments related to provisions for rebates.

The increase in revenue for Belbuca of $1.4 million is primarily due to higher sales volume and gross price, partially offset by higher gross-to-net adjustments related to provisions for chargebacks.

The decrease in revenue for Symproic of $0.8 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for chargebacks, partially offset by higher gross price.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $49.1 million for the 2025 Period, compared to $38.9 million for the 2024 Period. The $10.2 million increase was primarily due to the 2025 Period including cost of product revenues from Jornay PM, which was acquired in September 2024 and included the recognition of $5.4 million related to the step-up basis in inventory.

Intangible asset amortization was $110.9 million for the 2025 Period, compared to $69.0 million for the 2024 Period. The $41.9 million increase was due to the 2025 Period including amortization from the intangible asset acquired in the Ironshore Acquisition in September 2024.

Operating Expenses

Selling, general and administrative expenses were $150.1 million for the 2025 Period, compared to $85.3 million for the 2024 Period. The $64.8 million increase was primarily related to:

●	an increase in salaries, wages and benefits of $29.1 million, primarily due to additional headcount added as a result of the Ironshore Acquisition in September 2024, including the sales force that promotes Jornay PM, as well as expenses incurred as a result of certain executive transitions announced in the 2025 Period, including stock-based compensation expense of $2.6 million related to accelerated equity awards and severance, benefits, and related expenses incurred of $1.4 million;
●	an increase in sales and marketing expenses of $26.5 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024;
●	an increase in regulatory expenses of $2.6 million due to increased PDUFA fees and post-marketing expenses related to the addition of Jornay PM;
●	an increase in audit and legal fees of $2.2 million, primarily due to expenses related to litigation and increased accounting and tax expenses; and
●	an increase in acquisition related expenses of $2.2 million due to the Ironshore Acquisition.

Gain on fair value remeasurement of contingent consideration was $1.1 million in the 2025 Period, compared to none in the 2024 Period. The $1.1 million increase was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition.

Interest expense and Interest income

Interest expense was $41.3 million for the 2025 Period, compared to $32.9 million for the 2024 Period. The $8.4 million increase was primarily due to higher interest expense of $7.1 million related to the deferred royalty obligation that was assumed as part of the Ironshore Acquisition in September 2024, and partially offset by lower interest expense associated with the 2022 Term Loan as a result of a lower overall principal balance.

Interest income was $4.6 million for the 2025 Period, compared to $8.9 million for the 2024 Period. The $4.3 million decrease was primarily due to a lower overall balance invested in the 2025 Period compared to the 2024 Period as well as lower interest rates earned on cash equivalents and marketable securities.

Loss on extinguishment of debt

There was no loss on extinguishment of debt in the 2025 Period, compared to $7.2 million in the 2024 Period. The $7.2 million decrease was due to the 2024 Period including a $7.2 million loss on extinguishment resulting from the remaining $26.4 million of 2026 Convertible Notes that were redeemed.

Taxes

The provision for income taxes was $5.7 million for the 2025 Period, compared to $18.4 million for the 2024 Period. The $12.7 million decrease is primarily due to lower earnings before taxes in the 2025 Period compared to the 2024 Period. The effective tax rate was 28.5% and 28.0% in the 2025 Period and 2024 Period, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily through private placements and/or public offerings of our preferred stock, common stock, and convertible notes; term loan debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Jornay PM, Belbuca, Xtampza ER, and the Nucynta Products.

In July 2024, we amended and replaced our existing term loan with a $645.8 million secured term loan (the “2024 Term Loan”), consisting of a $320.8 million initial term loan and a $325.0 million delayed draw term loan. We used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under our prior term loan. We used the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition and, pay fees and expenses in connection with the Ironshore Acquisition and the 2024 Term Loan. We will use the remainder for general corporate purposes. As of June 30, 2025, the outstanding principal balance of the 2024 Term Loan was $613.5 million. The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50.0 million as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028). We are required to pay the principal balance under the 2024 Term Loan in equal quarterly installments of $16.1 million with a $387.5 million final payment due at maturity.

As of June 30, 2025, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. The $241.5 million principal balance is due in 2029.

As of June 30, 2025, we had $222.2 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2025, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements

The following transactions represent our material borrowing arrangements: the 2024 Term Loan and the 2029 Convertible Notes. Refer to Note 11, Term Notes Payable, and Note 12, Convertible Senior Notes, for more information.

Cash Flows

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$127,837	$129,335
Net cash used in investing activities	(12,595)	(27,034)
Net cash used in financing activities	(73,606)	(168,354)
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,636	$(66,053)

Operating activities. Cash provided by operating activities was $127.8 million for the 2025 Period, compared to $129.3 million for the 2024 Period. The $1.5 million decrease was primarily due to changes in working capital, partially offset by the increase in cash flow from operating results after adjustment for non-cash items that are included in net income. The changes in working capital were primarily driven by the change in prepaid expenses, which was impacted by the timing and payment of prepaid co-pay program expenses associated with our products.

Investing activities. Cash used in investing activities was $12.6 million for the 2025 Period, compared to $27.0 million for the 2024 Period. The $14.4 million decrease was primarily due to decreases in purchases of marketable securities of $30.9 million, partially offset by decreases in cash provided from maturities of marketable securities of $16.4 million.

Financing activities. Cash used in financing activities was $73.6 million for the 2025 Period, compared to $168.4 million in the 2024 Period. The $94.8 million decrease was primarily due to:

●	a decrease in repayments of term notes of $59.4 million;
●	the redemption and $33.2 million cash settlement of our 2026 Convertible Notes in the 2024 Period;
●	a decrease in repurchases of common stock of $9.9 million; partially offset by
●	the payments made for consideration payable of $7.6 million.

Funding Requirements and Outlook

We believe that our cash, cash equivalents, and marketable securities as of June 30, 2025, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We have significant future capital requirements, including:

●	expected operating expenses to manufacture and commercialize our products and to operate our organization;
●	repayment of outstanding principal amounts and interest in connection with our 2024 Term Loan and 2029 Convertible Notes;
●	royalties we pay on sales of certain products within our portfolio;
●	operating lease obligations;
●	minimum purchase obligations in connection with our contract manufacturer;
●	cash paid for income taxes;
●	deferred royalty obligation in connection with Jornay PM; and
●	contingent payment upon the achievement of a financial milestone based on net revenues of Jornay PM.

In addition, we have significant potential future capital requirements, including:

●	we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital;
●	any judgments rendered against us in connection with any of the litigation matters set forth in Note 16, Commitments and Contingencies, to our financial statements; and
●	in July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

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

There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;

●	we exclude litigation settlements from adjusted EBITDA, as well as any applicable income items or credit adjustments due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business;
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis;
●	we exclude executive transition expenses from adjusted EBITDA as the amount and/or frequency of these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis; and
●	we exclude other expenses, from time to time, that are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
GAAP net income	$11,983	$19,606	$14,400	$47,319
Adjustments:
Interest expense	20,463	15,587	41,253	32,926
Interest income	(2,383)	(4,397)	(4,608)	(8,884)
Loss on extinguishment of debt	—	7,184	—	7,184
Provision for income taxes	5,042	9,491	5,747	18,400
Depreciation	1,135	952	2,226	1,869
Amortization	55,473	34,515	110,946	69,032
Stock-based compensation	10,818	10,012	22,342	17,487
Recognition of step-up basis in inventory	1,954	—	5,431	—
Executive transition expense	—	3,051	1,397	3,051
Acquisition related expenses	935	—	2,224	—
Gain on fair value remeasurement of contingent consideration	(358)	—	(1,144)	—
Total adjustments	$93,079	$76,395	$185,814	$141,065
Adjusted EBITDA	$105,062	$96,001	$200,214	$188,384

Adjusted EBITDA was $105.1 million for the 2025 Quarter compared to $96.0 million for the 2024 Quarter. The $9.1 million increase was primarily due to higher product revenues of $42.7 million, partially offset by higher adjusted operating expenses of $31.6 million and higher cost of product revenues (excluding intangible asset amortization and recognition of step-up basis inventory) of $2.2 million.

Adjusted EBITDA was $200.2 million for the 2025 Period compared to $188.4 million for the 2024 Period. The $11.8 million increase was primarily due to higher product revenues of $75.6 million, partially offset by higher adjusted operating expenses of $59.3 million and higher cost of product revenues (excluding intangible asset amortization and recognition of step-up basis inventory) of $4.8 million.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
GAAP operating expenses	$73,279	$43,335	$148,916	$85,317
Adjustments:
Stock-based compensation	10,818	10,012	22,342	17,487
Executive transition expense	—	3,051	1,397	3,051
Acquisition related expenses	935	—	2,224	—
Gain on fair value remeasurement of contingent consideration	(358)	—	(1,144)	—
Total adjustments	$11,395	$13,063	$24,819	$20,538
Adjusted operating expenses	$61,884	$30,272	$124,097	$64,779

Adjusted operating expenses were $61.9 million in the 2025 Quarter compared to $30.3 million in the 2024 Quarter. The $31.6 million increase was primarily driven by:

●	an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $15.0 million, primarily due to additional headcount added as a result of the Ironshore Acquisition;
●	an increase in sales and marketing expenses of $14.6 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024; and
●	an increase in regulatory expenses of $1.2 million due to increased PDUFA fees and post-marketing expenses related to the addition of Jornay PM.

Adjusted operating expenses were $124.1 million in the 2025 Period compared to $64.8 million in the 2024 Period. The $59.3 million increase was primarily driven by:

●	an increase in sales and marketing expenses of $26.5 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024;
●	an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $26.0 million, primarily due to additional headcount added as a result of the Ironshore Acquisition;
●	an increase in regulatory expenses of $2.6 million due to increased PDUFA fees and post-marketing expenses related to the addition of Jornay PM; and
●	an increase in audit and legal fees of $2.2 million, primarily due to expenses related to litigation and increased accounting and tax expenses.

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

Adjusted net income and adjusted earnings per share for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except share and per share data)
GAAP net income	$11,983	$19,606	$14,400	$47,319
Adjustments:
Non-cash interest expense	1,355	1,604	2,722	3,384
Loss on extinguishment of debt	—	7,184	—	7,184
Amortization	55,473	34,515	110,946	69,032
Stock-based compensation	10,818	10,012	22,342	17,487
Recognition of step-up basis in inventory	1,954	—	5,431	—
Executive transition expense	—	3,051	1,397	3,051
Acquisition related expenses	935	—	2,224	—
Gain on fair value remeasurement of contingent consideration	(358)	—	(1,144)	—
Income tax effect of above adjustments (1)	(17,871)	(12,008)	(36,608)	(24,661)
Total adjustments	$52,306	$44,358	$107,310	$75,477
Non-GAAP adjusted net income	$64,289	$63,964	$121,710	$122,796

Adjusted weighted-average shares — diluted (2)	39,075,703	40,383,695	39,283,297	40,510,943
Adjusted earnings per share (2)	$1.68	$1.62	$3.16	$3.09

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended June 30, 2025 and 2024 were 25.7% and 25.9%, respectively; and the blended federal and state statutory rate for the six months ended June 30, 2025 and 2024 were 25.8% and 26.2%, respectively. As such, the non-GAAP effective tax rates for the three months ended June 30, 2025 and 2024 were 25.5% and 21.3%, respectively; and the non-GAAP effective tax rates for the six months ended June 30, 2025 and 2024 were 25.4% and 24.6%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense is added-back to non-GAAP adjusted net income. For the three and six months ended June 30, 2025 and 2024, adjusted weighted-average shares – diluted includes 6,606,305 shares attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

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

As of June 30, 2025, our investment portfolio includes $40.7 million of cash equivalents and $104.8 million of marketable securities, which are primarily comprised of money market funds, U.S. Treasury securities, corporate debt securities, and government-sponsored securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2024 Term Loan

The 2024 Term Loan bears interest at a rate equal to adjusted term SOFR + 4.50%, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. Based on the outstanding principal amount of the 2024 Term Loan as of June 30, 2025 of $597.4 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $6.0 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by SEC guidance, management may omit an assessment of a newly acquired operation’s internal control over financial reporting for up to one year from the date of acquisition.

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

In July 2024, in connection with the Ironshore acquisition, we entered into a Second Amended and Restated Loan Agreement by and among us, certain of our subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”), of which $597.4 million in principal was outstanding as of June 30, 2025 (the “2024 Term Loan”). In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).

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

Our business and future success are substantially dependent on our ability to continue successfully commercializing our products, including Jornay PM, Belbuca, Xtampza ER, the Nucynta Products, Symproic, and any products that we may acquire in the future.

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

The FDA can require changes to the product labeling for any of our products at any time which can impact our ability to generate product sales. For example, on July 31, 2025, the FDA announced that it will be requiring safety related labeling changes for all opioid pain medications, including clearer risk information, dosing warnings, use limits, treatment guidance, safe discontinuation instructions, information on overdose reversal agents, an enhanced drug interaction warning, additional overdose risk information, and digestive health information. Additionally, if the FDA determines that our post-marketing data for Xtampza ER does not demonstrate that the abuse-deterrent properties result in reduction of abuse, or demonstrates a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially require the removal of our abuse-deterrence claims, which would have a material adverse effect on our ability to continue successfully commercializing Xtampza ER. The imposition of label changes now or in the future could delay or preclude us from realizing the full commercial potential of our products.

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

Our commercial organization continues to evolve and we cannot guarantee that we will continue to be successful in marketing our products. In connection with the Ironshore Acquisition, we acquired the sales force supporting Jornay PM and we cannot guarantee that we will be able to successfully grow the Jornay PM sales infrastructure, while continuing to support and maintain our existing sales organization. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, including with respect to our acquisition of Jornay PM, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:

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

If our products fail to have an adequate level of acceptance by the medical community, patients, or healthcare payors, we will not be able to generate sufficient revenue to remain profitable. Since we expect to rely on sales generated by Jornay PM, Belbuca, Xtampza ER, the Nucynta Products, and Symproic for substantially all of our revenues for the foreseeable future, the failure of these products to maintain market acceptance would harm our business prospects. For example, on July 2, 2025, the FDA announced it will be revising the labeling of all extended-release ADHD products to warn about the risk of weight loss and other adverse reactions (side effects) in patients younger than 6 years taking these medications. It is unknown whether this label update may result in adverse consequences for future Jornay PM prescribing or use since it is an extended-release product.

Some of our products contain controlled substances, and the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies.

Some of our products contain controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Jornay PM’s active ingredient, methylphenidate hydrochloride, Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol hydrochloride, are each classified as Schedule II controlled substances under the Controlled Substances Act (“CSA”) and regulations of the DEA, and the active ingredient in Belbuca, buprenorphine hydrochloride, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol, methylphenidate and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.

Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section in our Annual Report entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, the Nucynta Products, or Jornay PM increases and we cannot meet such demand in a timely fashion because of our limited supply of their active pharmaceutical ingredients, then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.

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

Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, by Executive Order, the FDA works with states and Indian Tribes that propose to develop Section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The FDA released implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On January 5, 2024, the FDA issued to Florida the first approval for a state importation plan. Several states have pending applications with the FDA, including Colorado, Maine, New Hampshire, and New Mexico. An Executive Order from President Trump dated April 15, 2025, also included directions to the FDA to streamline and improve the drug importation process. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

In addition, on April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration also published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

Any reduction in reimbursement from Medicare, Medicaid, or other government programs or other efforts to lower prescription drug costs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue and maintain profitability.

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

Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of people who abuse drugs to discover previously unknown ways to abuse opioid drugs and stimulants, including Xtampza ER, the Nucynta Products, Belbuca and Jornay PM; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid and stimulant drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our products, decrease the revenues we are able to generate from their sale and adversely impact external investor perceptions of our business. Similarly, to the extent opioid and stimulant abuse becomes less prevalent or less urgent of a public health issue, regulators and third-party payors may not be willing to pay a premium for abuse-deterrent formulations of opioids.

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

Failure to obtain the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture our products could adversely affect our ability to continue to commercialize our products, which could in turn adversely affect our results of operations and financial condition. Likewise, the inability of any of our sole or limited suppliers to provide components that meet our specifications and requirements could adversely impact our ability to manufacture our products. In addition, DEA regulations, through the quota procurement process, limit the amount of DEA-controlled active pharmaceutical ingredient we have available for manufacture. Consequently, we are limited in our ability to maintain an appreciable safety stock of finished drug product. Recently, the ADHD market has encountered several supply chain interruptions, due to, among other items, limited DEA quota of methylphenidate hydrochloride, creating a shortage in supply of ADHD medication. In June 2024, the U.S. Centers for Disease Control and Prevention issued an official health advisory warning, noting that patients who rely on prescription stimulant medications to treat ADHD could experience a disruption to their treatment and disrupted access to care while the shortage persists. This shortage has continued through 2025 and while Jornay PM has not experienced these issues to date, there is no assurance that we will not experience these issues related to Jornay PM in the future.

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

There are currently global supply chain disruptions and shortages caused by a variety of factors, including geopolitical turmoil, such as conflicts involving China, the Russia-Ukraine War and the conflict in the Middle East, and changes in domestic and foreign trade policy, including tariffs. While we and our suppliers are still able to receive sufficient inventory of the key materials and components needed, we could experience pressure on our supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, including excipients and packaging components. To date, supply chain interruptions have not had a material impact on our results of operations. However, if these disruptions and shortages continue, we may in the future experience a material interruption to our supply chain. Such an interruption could have a material adverse impact on our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

Events or circumstances outside of our control, including macroeconomic conditions such as recession or depression, inflation, and declines in consumer-spending could result in reduced demand for our products. An economic downturn could result in business closures, higher levels of unemployment, or declines in consumer disposable income which could have an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients may make efforts to avoid or postpone seeking non-essential medical care to allocate their resources to other priorities or essential items. These circumstances, in addition to the impact of geopolitical turmoil, conflicts involving China, wars between Russia-Ukraine and the conflict in the Middle East (including any escalation or expansion), social unrest, political instability in the United States and elsewhere, terrorism, cyberwarfare or other acts of war, may result in reduced demand for our products and negatively impact our sales, results of operations, and liquidity.

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

Competition in the pharmaceutical industry is intense. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Belbuca, Xtampza ER, and the Nucynta Products compete with oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, and non-opioid oral analgesic. Products of these types are marketed by Actavis, Endo, Mallinckrodt, Purdue, Teva, Vertex Pharmaceuticals Incorporated (“Vertex”) and others. Jornay PM competes with currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Products of these types are marketed by J&J Innovative Medicines, Supernus Pharmaceuticals, Inc., Tris Pharma, Novartis AG, Noven Therapeutics, LLC, UCB SA, Aytu BioScience, Inc. Adlon Therapeutics, Inc. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of June 30, 2025, there were outstanding options to purchase an aggregate of 713,744 shares of our common stock at a weighted average exercise price of $20.85 per share, of which options to purchase 583,400 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In January 2024, our Board of Directors authorized a share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permitted us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. As of June 30, 2025, we repurchased 2,574,983 shares at a weighted-average price of $31.08 per share for a total of $80.0 million under the 2024-2025

Repurchase Program. As of June 30, 2025, $5,000 of share repurchases under the May 2025 ASR remain to be delivered and $65,000 remained available for share repurchases under the 2024-2025 Repurchase Program upon expiration.

In July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026 (the “2025-2026 Repurchase Program”). The 2025-2026 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act (refer to Note 2, Summary of Significant Accounting Policies – Subsequent Events). Share repurchases under the 2025-2026 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities

The following table sets forth shares of common stock repurchased under our 2024-2025 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended June 30, 2025:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2025 through April 30, 2025	3,756		24.67	—		90,000
May 1, 2025 through May 31, 2025	699,427		28.90	692,281		65,000
June 1, 2025 through June 30, 2025	4,047		30.37	—		65,000
Total	707,230	(2)	$28.89	692,281	(2)	$65,000

(1)	The 2024-2025 Repurchase Program was announced on January 3, 2024. The 2024-2025 Repurchase Program provided for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through June 30, 2025. The 2024-2025 Repurchase Program expired on June 30, 2025 with approximately $65.0 million available for repurchase at the time of expiration.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

The disclosure set forth in Part II – Item 2 above is incorporated herein by reference.

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended June 30, 2025:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Colleen Tupper	Executive Vice President and Chief Finance Officer	Adoption	May 30, 2025	X		April 30, 2026	30,679

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
10.1+	2025 Equity Incentive Plan(1)
10.2+	Form of Restricted Stock Unit Award Agreement under the 2025 Equity Inventive Plan(2)
10.3+	Form of Incentive Stock Option Award Agreement under the 2025 Equity Inventive Plan(2)
10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2025 Equity Inventive Plan(2)
10.5+	Form of Non-Qualified Stock Option Agreement under the 2025 Equity Inventive Plan(2)
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 19, 2025.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 6, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 7, 2025	By:	/s/ VIKRAM KARNANI
Vikram Karnani
Chief Executive Officer
(Principal executive officer)

Date:	August 7, 2025	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)