Form 10-Q
period 2025-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2025-11-06
CIK 1267565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 31,610,976 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$150,096	$70,565
Marketable securities	135,767	92,198
Accounts receivable, net	233,949	228,540
Inventory	38,052	35,560
Prepaid expenses and other current assets	36,156	30,394
Restricted cash	19,850	25,000
Total current assets	613,870	482,257
Property and equipment, net	12,249	14,329
Operating lease assets	4,432	5,822
Intangible assets, net	724,983	891,402
Restricted cash	1,054	1,047
Deferred tax assets	102,477	98,033
Other noncurrent assets	2,338	8,368
Goodwill	145,925	162,333
Total assets	$1,607,328	$1,663,591
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,647	$3,934
Accrued liabilities	51,468	72,124
Accrued rebates, returns and discounts	309,608	338,642
Current portion of term notes payable	64,583	64,583
Current portion of operating lease liabilities	1,372	1,271
Business combination consideration payable	17,565	28,956
Contingent consideration	19	—
Deferred revenue	667	—
Total current liabilities	452,929	509,510
Term notes payable, net of current portion	505,583	550,733
Convertible senior notes	237,950	237,172
Operating lease liabilities, net of current portion	4,501	5,539
Deferred royalty obligation	122,279	120,613
Deferred revenue, net of current portion	9,278	10,000
Contingent consideration, net of current portion	—	1,182
Total liabilities	1,332,520	1,434,749
Commitments and contingencies (refer to Note 16)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 40,629,601 issued and 31,600,879 outstanding shares as of September 30, 2025 and 39,646,749 issued and 31,440,155 outstanding shares as of December 31, 2024	41	40
Additional paid-in capital	615,077	590,251
Treasury stock, at cost; 9,028,722 shares as of September 30, 2025 and 8,206,594 shares as of December 31, 2024	(222,510)	(197,505)
Accumulated other comprehensive income	292	55
Accumulated deficit	(118,092)	(163,999)
Total shareholders’ equity	274,808	228,842
Total liabilities and shareholders’ equity	$1,607,328	$1,663,591

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenues, net	$209,361	$159,301	$575,118	$449,500
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,717	21,706	73,820	60,611
Intangible asset amortization	55,473	40,801	166,419	109,833
Total cost of product revenues	80,190	62,507	240,239	170,444
Gross profit	129,171	96,794	334,879	279,056
Operating expenses
Selling, general and administrative	67,103	61,955	217,163	147,272
Gain on fair value remeasurement of contingent consideration	(19)	—	(1,163)	—
Total operating expenses	67,084	61,955	216,000	147,272
Income from operations	62,087	34,839	118,879	131,784
Interest expense	(21,767)	(18,394)	(63,020)	(51,320)
Interest income	3,116	3,280	7,724	12,164
Loss on extinguishment of debt	—	(4,145)	—	(11,329)
Income before income taxes	43,436	15,580	63,583	81,299
Provision for income taxes	11,929	6,245	17,676	24,645
Net income	$31,507	$9,335	$45,907	$56,654

Earnings per share — basic	$1.00	$0.29	$1.45	$1.75
Weighted-average shares — basic	31,571,410	32,259,468	31,724,439	32,339,401

Earnings per share — diluted	$0.84	$0.27	$1.28	$1.51
Weighted-average shares — diluted	39,439,890	40,163,266	39,386,071	40,400,483

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$31,507	$9,335	$45,907	$56,654
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities, net of tax	(45)	575	237	379
Total other comprehensive (loss) income	(45)	575	237	379
Comprehensive income	$31,462	$9,910	$46,144	$57,033

See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$45,907	$56,654
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	166,419	109,833
Depreciation expense	3,259	2,815
Deferred income taxes	(15,585)	(16,658)
Stock-based compensation expense	32,153	24,804
Non-cash lease expense (benefit)	443	(67)
Non-cash interest expense for amortization of debt discount and issuance costs	4,065	4,592
Net accretion for deferred royalty obligation	1,666	473
Loss on extinguishment of debt	—	11,329
Net amortization of premiums and discounts on investments	(818)	(1,652)
Change in fair value of contingent consideration	(1,163)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,417)	(4,520)
Inventory	(2,492)	11,455
Prepaid expenses and other assets	217	(12,122)
Accounts payable	3,673	(12,088)
Accrued liabilities	(20,200)	(61,952)
Accrued rebates, returns and discounts	(5,807)	7,440
Operating lease assets and liabilities	10	—
Deferred revenue	(55)	—
Net cash provided by operating activities	206,275	120,336
Investing activities
Acquisition of Ironshore (net of cash acquired)	—	(267,538)
Purchases of property and equipment	(1,051)	(1,082)
Purchases of marketable securities	(87,746)	(84,003)
Maturities of marketable securities	45,334	76,626
Net cash used in investing activities	(43,463)	(275,997)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	1,363	827
Proceeds from the exercise of stock options	3,295	10,073
Payments made for employee stock tax withholdings	(11,985)	(18,891)
Repurchases of common stock, including the ASR agreement	(25,104)	(35,000)
Repayment of term notes	(48,438)	(91,667)
Proceeds from term note modification, net of fees paid to lender of $11,825	—	313,175
Redemption of 2026 Convertible Notes, including premium and redemption costs	—	(33,245)
Repayment of assumed debt from Ironshore acquisition	—	(164,598)
Payments made for deferred purchase price for acquisition	(7,555)	—
Net cash used in financing activities	(88,424)	(19,326)

Net increase (decrease) in cash, cash equivalents and restricted cash	74,388	(174,987)
Cash, cash equivalents and restricted cash at beginning of period	96,612	239,994
Cash, cash equivalents and restricted cash at end of period	$171,000	$65,007

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$150,096	$38,960
Restricted cash	20,904	26,047
Total cash, cash equivalents and restricted cash	$171,000	$65,007

Supplemental disclosure of cash flow information
Cash paid for interest	$57,067	$47,210
Cash paid for income taxes	$47,761	$51,469

Supplemental disclosure of non-cash activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$314	$—
Contingent consideration	$—	$4,096
Business combination consideration payable	$—	$28,956

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

In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

The Company has not been required to adopt any accounting standards that had a significant impact on its Condensed Consolidated Financial Statements during the nine months ended September 30, 2025.

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

Provision and Allowance Activity

The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2025 and 2024:

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2024	$191,508	$147,134	$38,512
Provision related to current period sales	361,674	51,576	157,390
Ironshore measurement period adjustments	616	(23,843)	7
Changes in estimate related to prior period sales	(3,934)	(4,878)	288
Credits/payments made	(380,173)	(30,072)	(167,517)
Balance as of September 30, 2025	$169,691	$139,917	$28,680

			Trade
	Rebates and	Product	Allowances and
	Incentives (1)	Returns (2)	Chargebacks (3)
Balance as of December 31, 2023	$149,826	$77,505	$20,917
Provision related to current period sales	303,570	33,587	124,194
Acquired from Ironshore	42,515	36,588	5,011
Changes in estimate related to prior period sales	(1,634)	2,419	(85)
Credits/payments made	(296,433)	(34,069)	(120,611)
Balance as of September 30, 2024	$197,844	$116,030	$29,426

(1)	Provisions for rebates and incentives include managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
(3)	Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2025, the Company did not have any transaction price allocated to remaining performance obligations and any costs to obtain contracts with customers, including pre-contract costs and set up costs, were immaterial.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Belbuca	$58,255	$53,197	$162,513	$156,058
Xtampza ER	50,478	49,492	150,725	139,876
Jornay PM	41,802	7,961	102,967	7,961
Nucynta IR	31,988	25,361	85,906	76,524
Nucynta ER	22,813	19,773	62,445	58,231
Symproic	4,025	3,517	10,562	10,850
Total product revenues, net	$209,361	$159,301	$575,118	$449,500

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

The Company’s only contract liability relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (see Note 4, Acquisition). The contract provides Knight the right to sell Jornay PM in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The up-front payment will be recognized as revenue as product sales are made over the term of the contract. Product shipments commenced during the three months ended September 30, 2025, however, revenue recognized to date is immaterial.

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

The acquisition consideration includes payments for the Ironshore equity and assumption of certain of its debt. The Company deposited $25,000 into escrow at closing, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Acquisition Date. As of the Acquisition Date, approximately $21,956 was due to the former Ironshore equity holders and $25,000 was recorded as restricted cash. In the nine months ended September 30, 2025, the adjustments related to working capital and cash were finalized and settled, resulting in a $3,836 reduction in the amount due to the former Ironshore equity holders. In addition, the Company was required to pay approximately $7,000 to former Ironshore equity holders as the Company has the opportunity to recover certain deposits as specified in the Merger Agreement, which amount was due no later than 225 days from the Acquisition Date. This deferred payment was made in the three months ended June 30, 2025. The Company also agreed to pay a $25,000 contingent payment upon the achievement of a financial milestone based on net revenues of Jornay PM for the year ended December 31, 2025.

The fair value of the total consideration, including finalization of the working capital adjustment, was approximately $306,104 consisting of the following:

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

The final allocation of the consideration transferred to the assets acquired and liabilities assumed has been completed. During the three months ended September 30, 2025, the Company recognized measurement period adjustments to decrease accrued rebates, returns, and discounts by $3,582, goodwill by $2,010, deferred tax assets by $1,520, and certain other accounts by $50. For the nine months ended September 30, 2025, the Company recognized measurement period adjustments to decrease accrued rebates, returns, and discounts by $23,227, goodwill by $16,048, deferred tax assets by $11,039, and certain other accounts by $502.

The following tables set forth the final allocation of the Ironshore Acquisition purchase price to the estimated fair value of the net assets acquired at the Acquisition Date, including all measurement period adjustments:

Acquisition Date Fair Value
Assets Acquired
Cash and cash equivalents	$9,350
Accounts receivable	44,593
Inventory	17,155
Prepaid expenses and other current assets	8,620
Property, plant and equipment, net	541
Intangible assets	635,000
Right-of-use assets	800
Deferred tax assets	33,921
Total assets	$749,980
Liabilities Assumed
Accounts payable	$6,656
Accrued liabilities	73,437
Accrued rebates, returns and discounts	87,697
Borrowings	8,954
Lease liabilities	800
Senior secured notes payable	151,500
Deferred royalty obligation	116,900
Deferred revenue	10,000
Total liabilities	$455,944
Total identifiable net assets acquired	294,036
Goodwill	12,068
Total consideration transferred	$306,104

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

Acquisition Related Expenses

In the three and nine months ended September 30, 2025, the Company incurred $1,552 and $3,776, respectively, of acquisition related expenses, including employee-related expenses (primarily consisting of severance), legal defense expenses for the North Sound Pharmaceutical (“NSP”) litigation that was acquired from Ironshore and relates to acts that occurred prior to Collegium’s acquisition of Ironshore (refer to Note 16, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information), and miscellaneous other acquisition expenses incurred, including integration consulting expenses, and expenses related to exiting contracts acquired from Ironshore.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2025
Employee-related expenses	$—	$515
Transaction costs	—	38
Legal defense expenses for NSP litigation acquired from Ironshore	883	1,435
Other acquisition expenses	669	1,788
Total acquisition related expenses	$1,552	$3,776

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$31,507	$9,335	$45,907	$56,654
Adjustment for interest expense on convertible senior notes, net of tax	1,562	1,416	4,521	4,358
Net income - diluted	$33,069	$10,751	$50,428	$61,012
Denominator:
Weighted-average shares outstanding — basic	31,571,410	32,259,468	31,724,439	32,339,401
Effect of dilutive securities:
Stock options	234,972	327,605	234,830	395,759
Restricted stock units	1,026,789	969,888	820,497	1,059,018
Employee stock purchase plan	414	—	—	—
Convertible senior notes	6,606,305	6,606,305	6,606,305	6,606,305
Weighted average shares outstanding — diluted	39,439,890	40,163,266	39,386,071	40,400,483

Earnings per share — basic	$1.00	$0.29	$1.45	$1.75
Earnings per share — diluted	$0.84	$0.27	$1.28	$1.51

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	130,344	—	130,344	—
Restricted stock units	14,381	231,644	17,431	236,794
Performance share units	313,642	223,680	313,642	223,680
Employee stock purchase plan	—	19,108	38,212	19,108

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

There were no transfers between Levels 1, 2, and 3 during the nine months ended September 30, 2025 and 2024.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of September 30, 2025 and December 31, 2024:

			Significant
		Quoted Prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Assets
Cash equivalents:
Money market funds	$33,410	$33,410	$—	$—
Commercial paper	3,977	—	3,977	—
Marketable securities:
Corporate debt securities	125,313	—	125,313	—
Government-sponsored securities	6,999	—	6,999	—
Commercial paper	3,455	—	3,455	—
Total assets measured at fair value	$173,154	$33,410	$139,744	$—
Liabilities
Contingent consideration	19	—	—	19
Total liabilities measured at fair value	$19	$—	$—	$19

December 31, 2024
Cash equivalents:
Money market funds	$36,153	$36,153	$—	$—
Commercial paper	1,993	—	1,993	—
Marketable securities:
Corporate debt securities	82,679	—	82,679	—
Government-sponsored securities	6,560	—	6,560	—
Commercial paper	2,959	—	2,959	—
Total assets measured at fair value	$130,344	$36,153	$94,191	$—
Liabilities
Contingent consideration	1,182	—	—	1,182
Total liabilities measured at fair value	$1,182	$—	$—	$1,182

The Company’s cash equivalents, which includes money market funds and commercial paper, are measured at fair value on a recurring basis using quoted market prices.

Contingent Consideration

The Company’s contingent consideration liability is related to the Ironshore Acquisition. The Ironshore Acquisition included a contingent payment of $25,000 related to the achievement of a financial milestone based on net revenues of Jornay PM for the year ended December 31, 2025.

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

Change in the Fair Value of Contingent Consideration

The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration for the Ironshore Acquisition:

Ironshore Acquisition
Contingent Consideration
Balance as of December 31, 2024	$1,182
Gain on fair value remeasurement of contingent consideration	(1,163)
Balance as of September 30, 2025	$19

Assets and Liabilities Not Carried at Fair Value

Convertible Senior Notes

The Company’s convertible senior notes are considered Level 2 financial liabilities. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of September 30, 2025, the fair value of the Company's 2.875% convertible senior notes due in 2029 was $286,491 and the net carrying value was $237,950.

Term Notes Payable

The Company’s term notes are considered Level 2 financial liabilities. The fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of September 30, 2025, the carrying amount of the term notes reasonably approximated the estimated fair value.

Deferred Royalty Obligation

The Company’s deferred royalty obligation liability was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 13, Deferred Royalty Obligation, for more information.

The deferred royalty obligation is considered a level 3 fair value measurement. The fair value of the Company’s deferred royalty obligation was approximately $125,403 as of September 30, 2025 and a net carrying value of $122,279.

Other Assets and Liabilities

As of September 30, 2025, and December 31, 2024, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.

7. Marketable Securities

Available-for-sale debt securities were classified on the Condensed Consolidated Balance Sheets at fair value as follows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,977	$1,993
Marketable securities	135,767	92,198
Total	$139,744	$94,191

The following table summarizes the available-for-sale securities held as of September 30, 2025 and December 31, 2024:

		Gross	Gross
September 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$124,917	$461	$(65)	$125,313
Government-sponsored securities	6,998	4	(3)	6,999
Commercial paper	7,435	—	(3)	7,432
Total	$139,350	$465	$(71)	$139,744

December 31, 2024
Corporate debt securities	$82,611	$161	$(93)	$82,679
Government-sponsored securities	6,572	—	(12)	6,560
Commercial paper	4,953	1	(2)	4,952
Total	$94,136	$162	$(107)	$94,191

The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Matures within one year	$44,601	$50,469
Matures after one year through five years	95,143	43,722
Total	$139,744	$94,191

The unrealized losses on the Company’s available-for-sale securities were immaterial as of September 30, 2025 and December 31, 2024. In addition, there were no sales of marketable securities during the three and nine months ended September 30, 2025.

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three and nine months ended September 30, 2025. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of September 30, 2025 and December 31, 2024.

8. Inventory

Inventory as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$8,335	$12,531
Work in process	11,629	13,163
Finished goods	20,242	17,812
Total inventory	$40,206	$43,506

Long-term inventory is included in other noncurrent assets in the Company’s Condensed Consolidated Balance Sheet.

The balance sheet classification of inventory consisted of the following:

	September 30, 2025	December 31, 2024
Inventory	$38,052	$35,560
Other noncurrent assets	2,154	7,946
Total inventory	$40,206	$43,506

9. Goodwill and Intangible Assets

As of September 30, 2025 and December 31, 2024, the Company’s goodwill balance was $145,925 and $162,333, respectively. The change in the period was due to changes within the measurement period, as described in Footnote 4, Acquisition. The Company’s goodwill resulted from the acquisition of BioDelivery Sciences International, Inc. (“BDSI”) (the “BDSI Acquisition”) on March 22, 2022 and the Ironshore Acquisition on September 3, 2024.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay PM	$635,000	$(90,113)	$544,887	$635,000	$(27,242)	$607,758
Belbuca	360,000	(265,762)	94,238	360,000	(209,214)	150,786
Nucynta Products	521,170	(479,633)	41,537	521,170	(438,094)	83,076
Symproic	70,000	(25,679)	44,321	70,000	(20,218)	49,782
Total intangible assets	$1,586,170	$(861,187)	$724,983	$1,586,170	$(694,768)	$891,402

The following table presents amortization expense recognized in cost of product revenues for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Jornay PM	$20,957	$6,285	$62,872	$6,285
Belbuca	18,849	18,849	56,544	56,545
Nucynta Products	13,847	13,847	41,538	41,537
Symproic	1,820	1,820	5,465	5,466
Total amortization expense	$55,473	$40,801	$166,419	$109,833

As of September 30, 2025, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay PM	Belbuca	Nucynta Products	Symproic	Total
2025	$20,958	$18,845	$13,845	$1,824	$55,472
2026	83,829	75,393	27,692	7,285	194,199
2027	83,829	—	—	7,285	91,114
2028	83,829	—	—	7,285	91,114
2029	83,829	—	—	7,285	91,114
Thereafter	188,613	—	—	13,357	201,970
Remaining amortization expense	$544,887	$94,238	$41,537	$44,321	$724,983

10. Accrued Liabilities

Accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued royalties	$8,117	$13,120
Accrued interest	6,369	6,146
Accrued product taxes and fees	6,030	6,660
Accrued bonuses	5,192	8,399
Accrued payroll and related benefits	4,102	4,589
Accrued incentive compensation	3,617	4,054
Accrued inventory	2,917	6,073
Accrued sales and marketing	2,884	4,398
Accrued audit and legal	2,633	1,848
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	2,435	3,044
Accrued income taxes	797	8,525
Accrued severance expense related to Ironshore Acquisition	—	510
Accrued other operating costs	6,375	4,758
Total accrued liabilities	$51,468	$72,124

During the three months ended September 30, 2025, the Company recognized a $3,058 accrual related to the Company’s license agreement with Grünenthal, which was paid in October 2025 and is included as a component of accrued royalties as of September 30, 2025. The accrual relates to the timing of royalty payments due under the license agreement, as confirmed through an arbitration process. The $3,058 accrual was recorded as a component of cost of product revenues in the three months ended September 30, 2025 and is a contingency subject to recovery. Recoveries will be recognized within cost of product revenues when realized.

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

The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50,000 as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028) and is guaranteed by certain of the Company’s material subsidiaries. The 2024 Term Loan is secured by substantially all of the assets of the Company and its material subsidiaries. Until September 30, 2024, the 2024 Term Loan bore an annual interest rate equal to term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.13% (subject to a 1.20% floor), plus a margin of 7.50%. Following September 30, 2024, the 2024 Term Loan bears an annual interest rate equal to term SOFR plus a spread adjustment of 0.13% (subject to a 4.00% floor), plus a margin of 4.50% per annum, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. The Company paid a one-time fee of 1.25% of the initial term loan principal amount on July 29, 2024 and paid a one-time fee of 2.25% of the delayed draw term loan principal amount on September 3, 2024. As of September 30, 2025, the contractual interest rate was 8.92%. The Company is required to pay the principal balance under the 2024 Term Loan in equal quarterly installments of $16,146 with a $387,500 final payment due at maturity.

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

The following table presents the total interest expense recognized related to the 2022 Term Loan and the 2024 Term Loan during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$13,620	$13,936	$41,542	$39,691
Amortization of debt discounts and debt issuance costs	1,080	947	3,287	3,745
Total interest expense	$14,700	$14,883	$44,829	$43,436

As of September 30, 2025, the effective interest rate on the 2024 Term Loan was 9.71%.

As of September 30, 2025, scheduled principal repayments under the 2024 Term Loan were as follows:

Years ended December 31,	Principal Payments
2025	$16,146
2026	64,583
2027	64,583
2028	435,938
Total before unamortized discount and issuance costs	$581,250
Less: unamortized discount and issuance costs	(11,084)
Term notes carrying value	$570,166

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

As of September 30, 2025, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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

The 2029 Convertible Notes are classified on the Condensed Consolidated Balance Sheet as of September 30, 2025 as convertible senior notes.

As of September 30, 2025, the outstanding balance of the 2029 Convertible Notes consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(3,550)
Net carrying amount	$237,950

The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.28%. As of September 30, 2025, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.

As of September 30, 2025, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2025	$—
2026	6,943
2027	6,943
2028	6,943
Thereafter	244,972
Total minimum payments	$265,801
Less: interest	(24,301)
Less: unamortized issuance costs	(3,550)
Convertible Notes carrying value	$237,950

The following table presents the total interest expense recognized related to the 2026 Convertible Notes and 2029 Convertible Notes (together, the “Convertible Notes”) during the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$1,735	$1,736	$5,207	$5,523
Amortization of debt issuance costs	263	261	778	847
Total interest expense	$1,998	$1,997	$5,985	$6,370

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

The deferred royalty obligation will be accreted to the total estimated royalty payments over the life of the agreement, which is recorded as interest expense using the effective interest rate. The carrying value of the obligation will decrease for royalty payments made to the extent that payments exceed the recognized interest expense. The effective interest rate is calculated based on current estimates of future royalty payments over the life of the arrangement. To the extent estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company accounts for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense. The effective interest rate as of September 30, 2025 was approximately 11.88%.

A rollforward of the deferred royalty obligation is as follows:

Deferred Royalty Obligation
Balance as of December 31, 2024	$120,613
Net accretion	1,666
Net carrying amount at September 30, 2025	$122,279

The total interest expense recognized related to the deferred royalty obligation during the nine months ended September 30, 2025 was $10,841, including net accretion of $1,666. The total interest expense recognized related to the deferred royalty obligation during the nine months ended September 30, 2024 was $1,526, including net accretion of $473. Total royalty payments made under the agreement during nine months ended September 30, 2025 was $8,582 and were recorded as a reduction to accrued interest.

14. Equity

The changes in shareholders’ equity for the three and nine months ended September 30, 2025 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2024	39,646,749	$40	$590,251	(8,206,594)	$(197,505)	$(163,999)	$55	$228,842
Exercise of common stock options	67,718	—	1,552	—	—	—	—	1,552
Issuance for employee stock purchase plan	17,868	—	506	—	—	—	—	506
Vesting of RSUs and PSUs	956,368	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(350,311)	—	(10,593)	—	—	—	—	(10,593)
Stock-based compensation	—	—	11,524	—	—	—	—	11,524
Other comprehensive income, net of tax	—	—	—	—	—	—	186	186
Net income	—	—	—	—	—	2,417	—	2,417
Balance, March 31, 2025	40,338,392	$40	$593,240	(8,206,594)	$(197,505)	$(161,582)	$241	$234,434
Exercise of common stock options	21,944	—	308	—	—	—	—	308
Vesting of RSUs and PSUs	102,760	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(14,949)	—	(428)	—	—	—	—	(428)
Share repurchases from Accelerated Share Repurchase ("ASR") agreement	—	—	(5,000)	(692,281)	(20,005)	—	—	(25,005)
Stock-based compensation	—	—	10,818	—	—	—	—	10,818
Other comprehensive income, net of tax	—	—	—	—	—	—	96	96
Net income	—	—	—	—	—	11,983	—	11,983
Balance, June 30, 2025	40,448,147	$40	$598,938	(8,898,875)	$(217,510)	$(149,599)	$337	$232,206
Exercise of common stock options	89,684	—	1,435	—	—	—	—	1,435
Issuance for employee stock purchase plan	32,319	—	857	—	—	—	—	857
Vesting of RSUs and PSUs	85,287	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(25,836)	—	(964)	—	—	—	—	(964)
Share repurchases from ASR agreement	—	—	5,000	(129,847)	(5,000)	—	—	—
Stock-based compensation	—	—	9,811	—	—	—	—	9,811
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45)	(45)
Net income	—	—	—	—	—	31,507	—	31,507
Balance, September 30, 2025	40,629,601	$41	$615,077	(9,028,722)	$(222,510)	$(118,092)	$292	$274,808

The changes in shareholders’ equity for the three and nine months ended September 30, 2024 were as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid- In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	38,192,441	$38	$565,949	(6,323,892)	$(137,381)	$(233,189)	$14	$195,431
Exercise of common stock options	200,200	—	4,205	—	—	—	—	4,205
Issuance for employee stock purchase plan	18,538	—	356	—	—	—	—	356
Vesting of RSUs and PSUs	1,000,357	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(381,897)	—	(12,874)	—	—	—	—	(12,874)
Stock-based compensation	—	—	7,475	—	—	—	—	7,475
Other comprehensive loss, net of tax	—	—	—	—	—	—	(138)	(138)
Net income	—	—	—	—	—	27,713	—	27,713
Balance, March 31, 2024	39,029,639	$39	$565,111	(6,323,892)	$(137,381)	$(205,476)	$(124)	$222,169
Exercise of common stock options	282,248	1	5,727	—	—	—	—	5,728
Vesting of RSUs and PSUs	392,140	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(171,669)	(1)	(5,874)	—	—	—	—	(5,875)
Share repurchases from ASR agreement	—	—	(7,000)	(888,889)	(28,000)	—	—	(35,000)
Stock-based compensation	—	—	10,012	—	—	—	—	10,012
Other comprehensive loss, net of tax	—	—	—	—	—	—	(58)	(58)
Net income	—	—	—	—	—	19,606	—	19,606
Balance, June 30, 2024	39,532,358	$40	$567,976	(7,212,781)	$(165,381)	$(185,870)	$(182)	$216,583
Exercise of common stock options	9,079	—	140	—	—	—	—	140
Issuance for employee stock purchase plan	17,126	—	471	—	—	—	—	471
Vesting of RSUs and PSUs	61,930	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(4,037)	—	(142)	—	—	—	—	(142)
Share repurchases from ASR agreement	—	—	7,000	(173,659)	(7,000)	—	—	—
Stock-based compensation	—	—	7,317	—	—	—	—	7,317
Other comprehensive income, net of tax	—	—	—	—	—	—	575	575
Net income	—	—	—	—	—	9,335	—	9,335
Balance, September 30, 2024	39,616,456	$40	$582,762	(7,386,440)	$(172,381)	$(176,535)	$393	$234,279

Common Stock

In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1st). The Plan expired on May 11, 2025 and on May 15, 2025, the Company’s shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), under which an aggregate of 1,600,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus (i) shares of common stock that remained available for grants under the Plan as of its expiration and (ii) any shares of common stock subject to outstanding grants under the Plan that terminate, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the Plan. As of September 30, 2025, there were 3,257,241 shares of common stock available for issuance pursuant to the 2025 Plan.

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

The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contract, which represented the remaining shares to be delivered by the investment bank, was recorded as a reduction to stockholders’ equity. The forward contract associated with the ASR agreement was settled and not outstanding as of September 30, 2025.

The 2024-2025 Repurchase Program expired on June 30, 2025. Under the 2024-2025 Repurchase Program, the Company repurchased 2,704,830 shares at a weighted-average price of $31.43 per share for a total of $85,025, inclusive of $25 of fees and commissions, under the 2024-2025 Repurchase Program and the cost of repurchased shares was recorded as treasury stock in the Condensed Consolidated Balance Sheet.

2025-2026 Repurchase Program

In July 2025, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s common stock through December 31, 2026 (the “2025-2026 Repurchase Program”). The 2025-2026 Repurchase Program permits the Company to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. The timing and amount of any shares purchased on the open market will be determined based on the Company’s evaluation of the market conditions, share price and other factors. The Company plans to utilize existing cash on hand to fund share repurchases.

The Company has not yet repurchased shares under the 2025-2026 Repurchase Program. Thus, $150,000 remained available for share repurchases under the 2025-2026 Repurchase Program as of September 30, 2025.

15. Stock-based Compensation

Performance Share Units

The Company periodically grants PSUs to certain members of the Company’s senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.

A summary of the Company’s PSU activity for the nine months ended September 30, 2025 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	329,652	$39.04
Granted	151,466	40.28
Vested	(163,423)	32.08
Forfeited	(38,862)	43.59
Performance adjustment	34,809	29.74
Outstanding as of September 30, 2025	313,642	$41.65

The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the nine months ended September 30, 2025, and 2024 was $40.28 and $45.06, respectively. The total fair value of PSUs vested (measured on the date of vesting) for the nine months ended September 30, 2025 and 2024 was $4,925 and $17,433, respectively.

Restricted Stock Units

The Company granted RSUs to employees during the nine months ended September 30, 2025. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.

A summary of the Company’s RSU activity for the nine months ended September 30, 2025 and related information is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	2,483,342	$28.27
Granted	1,431,005	30.28
Vested	(980,992)	27.38
Forfeited	(216,549)	30.26
Outstanding as of September 30, 2025	2,716,806	$29.49

The weighted-average grant date fair value per share of RSUs granted for the nine months ended September 30, 2025 and 2024 was $30.28 and $34.63, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the nine months ended September 30, 2025 and 2024 was $30,224 and $31,868, respectively.

Stock Options

The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.

A summary of the Company’s stock option activity for the nine months ended September 30, 2025 and related information is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Outstanding as of December 31, 2024	803,406	$20.84	4.4	$6,634
Exercised	(179,346)	18.37
Outstanding as of September 30, 2025	624,060	$21.55	4.0	$8,387
Exercisable as of September 30, 2025	493,716	$18.95	2.6	$7,921

There were no stock options granted during the nine months ended September 30, 2025 and 2024.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the nine months ended September 30, 2025, 50,187 shares of common stock were purchased for total proceeds of $1,363. The expense for the three months ended September 30, 2025 and 2024 was $147 and $91, respectively. The expense for the nine months ended September 30, 2025 and 2024 was $433 and $224, respectively.

Stock-based Compensation Expense

The Company’s stock-based compensation expense for the three months ended September 30, 2025 and 2024 was $9,811 and $7,317, respectively and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations. The Company’s stock-based compensation expense for the nine months ended September 30, 2025 and 2024 was $32,153 and $24,804, respectively and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations.

As of September 30, 2025, there was approximately $66,247 of unrecognized compensation expense related to unvested options, restricted stock units, and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.1 years.

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

Alvogen recently sent the Company a new notice letter claiming that its buprenorphine film products do not infringe the ’539 patent. The letter did not dispute the ’866 patent, which remains valid and infringed by Alvogen until 2027. In response, BDSI has filed a motion to enforce the January 21, 2022 Final Judgement, concerning Alvogen’s infringement of the ’539 patent. Additionally, on July 24, 2025, BDSI filed a patent infringement lawsuit based on the new notice letter, triggering a thirty-month stay on FDA approval. The complaint was served on October 20, 2025. The Company remains firmly committed to defending its intellectual property rights against Alvogen. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

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

David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation)

In May 2025, David Lickrish as legal assignee of North Sound Pharmaceuticals & Development, Inc. (“NSP”) filed a Request for Arbitration against Ironshore Pharmaceuticals & Development, Inc. (“IPD”), a wholly owned subsidiary of Ironshore. The claims in the Request are based on allegations that relate to contracts between IPD and NSP and acts that occurred prior to Collegium’s acquisition of Ironshore. Specifically, it is alleged that IPD violated a License and Assignment Agreement with NSP and committed business torts by forcing NSP into liquidation. The Request for Arbitration seeks compensatory damages, estimated to be in excess of $500,000. Collegium’s response to the claims was filed on August 29, 2025. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

Walgreen Co. v. Collegium Pharmaceutical, Inc. (Xtampza and Nucynta)

Walgreen Co. (“Walgreens”) filed a lawsuit in June 2025 in the United States District Court for the Northern District of Illinois, alleging that Collegium owes more than $14,000 in credits for product returned or attempted to be returned between 2020 and 2023 pursuant to Collegium’s returns policy. Walgreens alleges that the returns policy constitutes a contract between Walgreens and Collegium and seeks to plead claims for breach of contract and, in the alternative, unjust enrichment. Collegium filed a motion to dismiss on August 12, 2025, which is now pending before the Court. Collegium has tendered its defense to a third party which has agreed to defend and indemnify Collegium, subject to a reservation of rights. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

17. Income Taxes

The Company is subject to U.S. federal and state income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period in which they occur.

The following table presents information regarding the Company’s income tax expense recognized for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$11,929	$6,245	$17,676	$24,645
Effective tax rate	27.5%	40.1%	27.8%	30.3%

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of September 30, 2025.

In July 2025, the OBBBA was enacted in the U.S. The OBBBA contains a broad range of tax reform provisions affecting businesses, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The new legislation did not have a material impact on the Company’s effective tax rate in 2025.

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

The table below provides information about the Company’s segment, including segment expenses, and a reconciliation to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenues, net	$209,361	$159,301	$575,118	$449,500

Cost of product revenues (excluding intangible asset amortization)	24,717	21,706	73,820	60,611
Intangible asset amortization and impairment	55,473	40,801	166,419	109,833
Commercial expenses	36,931	20,076	121,839	57,487
Corporate expenses	10,905	7,796	33,995	24,229
Medical expenses	7,775	6,516	23,640	16,537
Technical operations expenses	129	364	363	1,278
Stock-based compensation expense	9,811	7,317	32,153	24,804
Other segment items(1)	1,533	19,886	4,010	22,937
Interest expense	21,767	18,394	63,020	51,320
Interest income	(3,116)	(3,280)	(7,724)	(12,164)
Loss on extinguishment of debt	—	4,145	—	11,329
Provision for income taxes	11,929	6,245	17,676	24,645
Net income	$31,507	$9,335	$45,907	$56,654

(1) – Other segment items are primarily acquisition-related expenses, expenses related to the transition of certain of the Company’s executives, and fair value remeasurement of contingent consideration.

Depreciation expense was $1,033 and $946 in the three months ended September 30, 2025, and 2024, respectively. Intangible asset amortization and impairment expense was $55,473 and $40,801 in the three months ended September 30, 2025, and 2024, respectively. Depreciation expense was $3,259 and $2,815 in the nine months ended September 30, 2025, and 2024, respectively. Intangible asset amortization and impairment expense was $166,419 and $109,833 in the nine months ended September 30, 2025, and 2024, respectively.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Product revenues, net	$209,361	$159,301	$575,118	$449,500
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,717	21,706	73,820	60,611
Intangible asset amortization	55,473	40,801	166,419	109,833
Total cost of product revenues	80,190	62,507	240,239	170,444
Gross profit	129,171	96,794	334,879	279,056
Operating expenses
Selling, general and administrative	67,103	61,955	217,163	147,272
Gain on fair value remeasurement of contingent consideration	(19)	—	(1,163)	—
Total operating expenses	67,084	61,955	216,000	147,272
Income from operations	62,087	34,839	118,879	131,784
Interest expense	(21,767)	(18,394)	(63,020)	(51,320)
Interest income	3,116	3,280	7,724	12,164
Loss on extinguishment of debt	—	(4,145)	—	(11,329)
Income before income taxes	43,436	15,580	63,583	81,299
Provision for income taxes	11,929	6,245	17,676	24,645
Net income	$31,507	$9,335	$45,907	$56,654

Comparison of the three months ended September 30, 2025 and September 30, 2024

Product revenues, net

Product revenues, net were $209.4 million for the three months ended September 30, 2025 (the “2025 Quarter”), compared to $159.3 million for the three months ended September 30, 2024 (the “2024 Quarter”). The $50.1 million increase is primarily due to increased revenue for Jornay PM of $33.8 million, the Nucynta Products of $9.7 million, Belbuca of $5.1 million, Xtampza ER of $1.0 million, and Symproic of $0.5 million.

The increase in revenue for Jornay PM of $33.8 million is due to the acquisition of the product from the Ironshore Acquisition in September 2024.

The increase in revenue for the Nucynta Products of $9.7 million is primarily due to lower gross-to-net adjustments related to provisions for rebates, including the recognition of $2.8 million related to certain rebate settlements during the 2025 Quarter. In addition, revenue increased due to lower gross-to-net adjustments related to returns as well as higher gross price. These increases were partially offset by lower sales volume.

The increase in revenue for Belbuca of $5.1 million is primarily due to lower gross-to-net adjustments related to provisions for rebates, higher sales volume, and higher gross price, partially offset by higher gross-to-net adjustments related to provisions for chargebacks.

The increase in revenue for Xtampza ER of $1.0 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by lower sales volume.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $24.7 million for the 2025 Quarter, compared to $21.7 million for the 2024 Quarter. The $3.0 million increase was primarily due to the 2025 Quarter including $3.1 million of royalty expense related to the Company’s license agreement with Grünenthal that is subject to future recovery, partially offset by lower current period royalty expense. In addition, cost of product revenues increased due to the 2025 Quarter including cost of product revenues from Jornay PM for a full quarter, which was acquired in September 2024.

Intangible asset amortization was $55.5 million for the 2025 Quarter, compared to $40.8 million for the 2024 Quarter. The $14.7 million increase was due to the 2025 Quarter including a full quarter of amortization from the intangible asset acquired in the Ironshore Acquisition in September 2024.

Operating expenses

Selling, general and administrative expenses were $67.1 million for the 2025 Quarter, compared to $62.0 million for the 2024 Quarter. The $5.1 million increase was primarily related to:

●	an increase in salaries, wages and benefits of $13.1 million, primarily due to additional headcount added as a result of the Ironshore Acquisition in September 2024, including the sales force that promotes Jornay PM;
●	an increase in sales and marketing expenses of $8.2 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024;
●	an increase in audit and legal fees of $1.7 million, primarily due to expenses related to litigation and increased accounting and tax expenses; partially offset by
●	a decrease in acquisition related expenses of $18.3 million due to the 2024 Quarter including a higher amount of acquisition related expenses incurred immediately following the closing of the Ironshore Acquisition in September 2024.

Gain on fair value remeasurement of contingent consideration was less than $0.1 million in the 2025 Quarter, compared to none in the 2024 Quarter. The increase was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition in September 2024.

Interest expense and Interest income

Interest expense was $21.8 million for the 2025 Quarter, compared to $18.4 million for the 2024 Quarter. The $3.4 million increase was primarily due to a $2.2 million increase in interest expense related to the deferred royalty obligation that was assumed as part of the Ironshore Acquisition in September 2024. Interest expense from term loans was materially consistent in the 2025 Quarter compared to the 2024 Quarter due to the refinancing of our term loan in the third quarter of 2024, which resulted in a lower interest rate offset by a higher principal balance.

Interest income was $3.1 million for the 2025 Quarter, compared to $3.3 million for the 2024 Quarter. The $0.2 million decrease was primarily due to lower interest rates earned on cash equivalents and marketable securities in the 2025 Quarter compared to the 2024 Quarter.

Loss on extinguishment of debt

There was no loss on extinguishment of debt in the 2025 Quarter, compared to $4.1 million in the 2024 Quarter. The $4.1 million decrease was due to the 2024 Quarter including a $4.1 million loss on extinguishment due to the extinguishment of assumed debt from the Ironshore Acquisition during the 2024 Quarter.

Taxes

The provision for income taxes was $11.9 million for the 2025 Quarter, compared to $6.2 million for the 2024 Quarter. The $5.7 million increase is primarily due to higher earnings before taxes in the 2025 Quarter compared to the 2024 Quarter, partially offset by the impact of discrete nondeductible costs associated with debt extinguishment in the 2024 Quarter. The effective tax rate was 27.5% and 40.1% in the 2025 Quarter and 2024 Quarter, respectively.

Comparison of the nine months ended September 30, 2025 and September 30, 2024

Product revenues, net

Product revenues, net were $575.1 million for the nine months ended September 30, 2025 (the “2025 Period”), compared to $449.5 million for the nine months ended September 30, 2024 (the “2024 Period”). The $125.6 million increase is primarily due to increased revenue for Jornay PM of $95.0 million, Nucynta Products of $13.6 million, Xtampza ER of $10.8 million, Belbuca of $6.5 million, partially offset by decreased revenue for Symproic of $0.3 million.

The increase in revenue for Jornay PM of $95.0 million is due to the acquisition of the product from the Ironshore Acquisition in September 2024.

The increase in revenue for the Nucynta Products of $13.6 million is primarily due to lower gross-to-net adjustments related to provisions for rebates. In addition, revenue increased due to lower gross-to-net adjustments related to returns as well as higher gross price. These increases were partially offset by lower sales volume.

The increase in revenue for Xtampza ER of $10.8 million is primarily due to lower gross-to-net adjustments related to provisions for rebates, including the recognition of $3.2 million related to certain rebate settlements during the period. In addition, revenue increased due to higher gross price partially offset by lower sales volume.

The increase in revenue for Belbuca of $6.5 million is primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by higher gross-to-net adjustments related to provisions for chargebacks and lower sales volume.

Cost of product revenues

Cost of product revenues (excluding intangible asset amortization) was $73.8 million for the 2025 Period, compared to $60.6 million for the 2024 Period. The $13.2 million increase was primarily due to the 2025 Period including cost of product revenues from Jornay PM, which was acquired in September 2024 and included an additional $4.1 million related to the step-up basis in inventory. In addition, cost of product revenues increased due to the 2025 Period including $3.1 million of royalty expense related to the Company’s license agreement with Grünenthal that is subject to future recovery, partially offset by lower current period royalty expense.

Intangible asset amortization was $166.4 million for the 2025 Period, compared to $109.8 million for the 2024 Period. The $56.6 million increase was due to the 2025 Period including a full quarter of amortization from the intangible asset acquired in the Ironshore Acquisition in September 2024.

Operating Expenses

Selling, general and administrative expenses were $217.2 million for the 2025 Period, compared to $147.3 million for the 2024 Period. The $69.9 million increase was primarily related to:

●	an increase in salaries, wages and benefits of $42.2 million, primarily due to additional headcount added as a result of the Ironshore Acquisition in September 2024, including the sales force that promotes Jornay PM, as well as expenses incurred as a result of certain executive transitions announced in the 2025 Period, including stock-based compensation expenses of $2.6 million related to accelerated equity awards and severance, benefits, and related expenses incurred of $1.4 million;
●	an increase in sales and marketing expenses of $34.7 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024;
●	an increase in audit and legal fees of $3.9 million, primarily due to expenses related to litigation and increased accounting and tax expenses;
●	an increase in regulatory expenses of $2.7 million due to increased Prescription Drug User Fee Act (“PDUFA”) fees and post-marketing expenses related to the addition of Jornay PM; partially offset by
●	a decrease in acquisition related expenses of $16.1 million due to the Ironshore Acquisition in September 2024.

Gain on fair value remeasurement of contingent consideration was $1.2 million in the 2025 Period, compared to none in the 2024 Period. The $1.2 million increase was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition.

Interest expense and Interest income

Interest expense was $63.0 million for the 2025 Period, compared to $51.3 million for the 2024 Period. The $11.7 million increase was primarily due to higher interest expense of $9.3 million related to the deferred royalty obligation that was assumed as part of the Ironshore Acquisition in September 2024. In addition, interest expense from term loans increased due to an overall higher principal balance in the 2025 Period compared to the 2024 Period, partially offset by lower interest rates following the refinancing of our term loan in the third quarter of 2024.

Interest income was $7.7 million for the 2025 Period, compared to $12.2 million for the 2024 Period. The $4.5 million decrease was primarily due to lower interest rates earned on cash equivalents and marketable securities as well as a lower overall balance invested in the 2025 Period compared to the 2024 Period.

Loss on extinguishment of debt

There was no loss on extinguishment of debt in the 2025 Period, compared to $11.3 million in the 2024 Period. The $11.3 million decrease was due to the 2024 Period including, the remaining $26.4 million of convertible notes due in 2026 were redeemed, resulting in a $7.2 million loss on extinguishment as well as assumed debt from the Ironshore Acquisition was extinguished, resulting in a loss on extinguishment of $4.1 million in the 2024 Period.

Taxes

The provision for income taxes was $17.7 million for the 2025 Period, compared to $24.6 million for the 2024 Period. The $6.9 million decrease is primarily due to lower earnings before taxes in the 2025 Period compared to the 2024 Period, as well as the impact of discrete nondeductible costs associated with debt extinguishment in the 2024 Period. The effective tax rate was 27.8% and 30.3% in the 2025 Period and 2024 Period, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Historically, we have funded our operations primarily through private placements and/or public offerings of our preferred stock, common stock, and convertible notes; term loan debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Jornay PM, Belbuca, Xtampza ER, and the Nucynta Products.

In July 2024, we amended and replaced our existing term loan with a $645.8 million secured term loan (the “2024 Term Loan”), consisting of a $320.8 million initial term loan and a $325.0 million delayed draw term loan. We used the proceeds of the initial term loan to refinance in full all outstanding indebtedness under our prior term loan. We used the proceeds of the delayed draw term loan to fund a portion of the consideration to complete the Ironshore Acquisition and, pay fees and expenses in connection with the Ironshore Acquisition and the 2024 Term Loan. We will use the remainder for general corporate purposes. As of September 30, 2025, the outstanding principal balance of the 2024 Term Loan was $581.3 million. The 2024 Term Loan is scheduled to mature on July 28, 2029 (provided, however, that if the aggregate principal amount outstanding under the 2029 Convertibles Notes is more than $50.0 million as of November 18, 2028, then the 2024 Term Loan will mature on November 18, 2028). We are required to pay the principal balance under the 2024 Term Loan in equal quarterly installments of $16.1 million with a $387.5 million final payment due at maturity.

As of September 30, 2025, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. The $241.5 million principal balance is due in 2029.

As of September 30, 2025, we had $285.9 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2025, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.

Borrowing Arrangements

The following transactions represent our material borrowing arrangements: the 2024 Term Loan and the 2029 Convertible Notes. Refer to Note 11, Term Notes Payable, and Note 12, Convertible Senior Notes, for more information.

Cash Flows

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$206,275	$120,336
Net cash used in investing activities	(43,463)	(275,997)
Net cash used in financing activities	(88,424)	(19,326)
Net increase (decrease) in cash, cash equivalents and restricted cash	$74,388	$(174,987)

Operating activities. Cash provided by operating activities was $206.3 million for the 2025 Period, compared to $120.3 million for the 2024 Period. The $86.0 million increase was primarily due to the increase in cash flow from operating results after adjustment for non-cash items that are included in net income as well as due to changes in working capital, which were significantly impacted by the payment of assumed liabilities from Ironshore in the 2024 Period.

Investing activities. Cash used in investing activities was $43.5 million for the 2025 Period, compared to $276.0 million for the 2024 Period. The $232.5 million decrease was primarily due to the 2024 Period including $267.5 million of cash used for the Ironshore Acquisition in September 2024, partially offset by a $35.0 million increase in cash used in investing in marketable securities.

Financing activities. Cash used in financing activities was $88.4 million for the 2025 Period, compared to $19.3 million in the 2024 Period. The $69.1 million increase was primarily due to:

●	the 2024 Period including $313.2 million of proceeds from the term note modification that occurred in the 2024 Period; partially offset by
●	the 2024 Period including the repayment of assumed debt from the Ironshore Acquisition of $164.6 million;
●	lower repayments of term notes of $43.2 million; and
●	the 2024 Period including the redemption of our 2026 Convertible Notes of $33.2 million.

Funding Requirements and Outlook

We believe that our cash, cash equivalents, and marketable securities as of September 30, 2025, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:

●	adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
●	adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
●	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
●	we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
●	we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;

●	we exclude litigation settlements and contingencies that are subject to recovery from adjusted EBITDA, as well as any applicable income items, credit adjustments, or recoveries due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
●	we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, legal defense expenses for specific acquired claims that relate to acts that occurred prior to our acquisition, and miscellaneous other acquisition related expenses incurred;
●	we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business;
●	we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis;
●	we exclude executive transition expenses from adjusted EBITDA as the amount and/or frequency of these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis; and
●	we exclude other expenses, from time to time, that are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
GAAP net income	$31,507	$9,335	$45,907	$56,654
Adjustments:
Interest expense	21,767	18,394	63,020	51,320
Interest income	(3,116)	(3,280)	(7,724)	(12,164)
Loss on extinguishment of debt	—	4,145	—	11,329
Provision for income taxes	11,929	6,245	17,676	24,645
Depreciation	1,033	946	3,259	2,815
Amortization	55,473	40,801	166,419	109,833
Stock-based compensation	9,811	7,317	32,153	24,804
Litigation settlements and contingencies	3,058	—	3,058	—
Recognition of step-up basis in inventory	—	1,301	5,431	1,301
Executive transition expense	—	—	1,397	3,051
Acquisition related expenses	1,552	19,886	3,776	19,886
Gain on fair value remeasurement of contingent consideration	(19)	—	(1,163)	—
Total adjustments	$101,488	$95,755	$287,302	$236,820
Adjusted EBITDA	$132,995	$105,090	$333,209	$293,474

Adjusted EBITDA was $133.0 million for the 2025 Quarter compared to $105.1 million for the 2024 Quarter. The $27.9 million increase was primarily due to higher product revenues of $50.1 million, partially offset by higher adjusted operating expenses of $20.9 million and higher cost of product revenues (excluding intangible asset amortization, recognition of step-up basis inventory, and contingencies) of $1.2 million.

Adjusted EBITDA was $333.2 million for the 2025 Period compared to $293.5 million for the 2024 Period. The $39.7 million increase was primarily due to higher product revenues of $125.6 million, partially offset by higher adjusted operating expenses of $80.3 million and higher cost of product revenues (excluding intangible asset amortization, recognition of step-up basis inventory, and contingencies) of $6.0 million.

Adjusted Operating Expenses

Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.

Adjusted operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
GAAP operating expenses	$67,084	$61,955	$216,000	$147,272
Adjustments:
Stock-based compensation	9,811	7,317	32,153	24,804
Executive transition expense	—	—	1,397	3,051
Acquisition related expenses	1,552	19,886	3,776	19,886
Gain on fair value remeasurement of contingent consideration	(19)	—	(1,163)	—
Total adjustments	$11,344	$27,203	$36,163	$47,741
Adjusted operating expenses	$55,740	$34,752	$179,837	$99,531

Adjusted operating expenses were $55.7 million in the 2025 Quarter compared to $34.8 million in the 2024 Quarter. The $20.9 million increase was primarily driven by:

●	an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $10.6 million, primarily due to additional headcount added as a result of the Ironshore Acquisition; and
●	an increase in sales and marketing expenses of $8.2 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024,

Adjusted operating expenses were $179.8 million in the 2025 Period compared to $99.5 million in the 2024 Period. The $80.3 million increase was primarily driven by:

●	an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $36.5 million, primarily due to additional headcount added as a result of the Ironshore Acquisition;
●	an increase in sales and marketing expenses of $34.7 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024;
●	an increase in audit and legal fees of $3.9 million, primarily due to expenses related to litigation and increased accounting and tax expenses; and
●	an increase in regulatory expenses of $2.7 million due to increased PDUFA fees and post-marketing expenses related to the addition of Jornay PM.

Adjusted Net Income and Adjusted Earnings Per Share

Adjusted net income is a non-GAAP financial measure that represents GAAP net income or loss adjusted to exclude significant income and expense items that are non-cash or not indicative of ongoing operations, including consideration of the tax effect of the adjustments. Adjusted earnings per share is a non-GAAP financial measure that represents adjusted net income per share. Adjusted weighted-average shares — diluted is calculated in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security.

Adjusted net income and adjusted earnings per share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except share and per share data)
GAAP net income	$31,507	$9,335	$45,907	$56,654
Adjustments:
Non-cash interest expense	1,343	1,681	4,065	5,065
Loss on extinguishment of debt	—	4,145	—	11,329
Amortization	55,473	40,801	166,419	109,833
Stock-based compensation	9,811	7,317	32,153	24,804
Litigation settlements and contingencies	3,058	—	3,058	—
Recognition of step-up basis in inventory	—	1,301	5,431	1,301
Executive transition expense	—	—	1,397	3,051
Acquisition related expenses	1,552	19,886	3,776	19,886
Gain on fair value remeasurement of contingent consideration	(19)	—	(1,163)	—
Income tax effect of above adjustments (1)	(15,453)	(20,974)	(52,061)	(45,635)
Total adjustments	$55,765	$54,157	$163,075	$129,634
Non-GAAP adjusted net income	$87,272	$63,492	$208,982	$186,288

Adjusted weighted-average shares — diluted (2)	39,439,890	40,163,266	39,386,071	40,400,483
Adjusted earnings per share (2)	$2.25	$1.61	$5.41	$4.71

(1)	The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended September 30, 2025 and 2024 were 21.8% and 28.1%, respectively; and the blended federal and state statutory rate for the nine months ended September 30, 2025 and 2024 were 24.5% and 27.1%, respectively. As such, the non-GAAP effective tax rates for the three months ended September 30, 2025 and 2024 were 21.7% and 27.9%, respectively; and the non-GAAP effective tax rates for the nine months ended September 30, 2025 and 2024 were 24.2% and 26.0%, respectively.
(2)	Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense is added-back to non-GAAP adjusted net income. For the three and nine months ended September 30, 2025 and 2024, adjusted weighted-average shares – diluted includes 6,606,305 shares attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

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

As of September 30, 2025, our investment portfolio includes $37.4 million of cash equivalents and $135.8 million of marketable securities, which are primarily comprised of money market funds, commercial paper, corporate debt securities, and government-sponsored securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

2024 Term Loan

The 2024 Term Loan bears interest at a rate equal to adjusted term SOFR + 4.50%, and is subject to quarterly amortization payments equal to 2.50% of the original funded amount of the 2024 Term Loan. Based on the outstanding principal amount of the 2024 Term Loan as of September 30, 2025 of $581.3 million and the applicable interest rate, a hypothetical 1% increase or decrease in interest rates would increase or decrease future interest expense by approximately $5.8 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In July 2024, in connection with the Ironshore acquisition, we entered into a Second Amended and Restated Loan Agreement by and among us, certain of our subsidiaries party thereto as guarantors, BioPharma Credit PLC as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP) as the lenders (the “Lenders”) party thereto (the “2024 Loan Agreement”), of which $581.3 million in principal was outstanding as of September 30, 2025 (the “2024 Term Loan”). In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).

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

In addition to scrutiny by the FDA, advertising and promotion of any pharmaceutical product marketed in the United States is heavily scrutinized by, among others, the Department of Justice, the Office of Inspector General for the U.S. Department of Health and Human Services, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by government agencies. In September 2025, the FDA announced increased scrutiny of advertising and promotional practices, with a particular focus on direct-to-consumer (“DTC”) advertising, and released a large number of untitled and warning letters citing allegedly misleading claims in the marketing of prescription pharmaceutical products. This heightened enforcement environment increases the risk that our promotional materials, even if we believe them to be compliant, could be challenged by the FDA or by consumers or plaintiffs’ counsel. If we cannot successfully manage the promotion of our products, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

In addition, on April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration also published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021. Since issuing the Most Favored Nation Executive Order, several large pharmaceutical companies have voluntarily reduced their pricing for certain of their products, including agreeing to participate in a direct-to-patient purchasing program that the Trump Administration has indicated it will establish.

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

Failure to obtain the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture our products could adversely affect our ability to continue to commercialize our products, which could in turn adversely affect our results of operations and financial condition. Likewise, the inability of any of our sole or limited suppliers to provide components that meet our specifications and requirements could adversely impact our ability to manufacture our products. In addition, DEA regulations, through the quota procurement process, limit the amount of DEA-controlled active pharmaceutical ingredient we have available for manufacture. Consequently, we are limited in our ability to maintain an appreciable safety stock of finished drug product. Recently, the ADHD market has encountered several supply chain interruptions, due to, among other items, limited DEA quota of methylphenidate hydrochloride, creating a shortage in supply of ADHD medication. In June 2024, the U.S. Centers for Disease Control and Prevention issued an official health advisory warning, noting that patients who rely on prescription stimulant medications to treat ADHD could experience a disruption to their treatment and disrupted access to care while the shortage persists. On October 2, 2025, the DEA increased the aggregate production quota for methylphenidate in response to comments it had received regarding the prior DEA action resulting in shortage conditions for methylphenidate. It is unknown whether this increase will be effective in resolving prior supply chain disruptions and shortage conditions. While Jornay PM has not experienced these issues to date, there is no assurance that we will not experience these issues related to Jornay PM in the future.

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

The use of artificial intelligence technologies in our business could expose us to significant data privacy and regulatory risks.

The integration of artificial intelligence (“AI”) technologies, including generative AI, machine learning, and similar tools, into our operations or by our third-party partners may introduce or heighten various data privacy and security risks. The processing or input of sensitive, confidential, competitive, proprietary, or personal data into AI systems, especially those operated by third-party platforms, could result in the unintentional release or leakage of such data. There is a risk that inputted information may be used to train external systems, leading to unauthorized exposure or misuse of data. This could expose us to information security breaches, loss of competitive advantages, and potential violations of privacy standards, all of which may adversely impact our business operations and brand trust. Additionally, the regulatory environment for AI is rapidly evolving, with new and changing laws and regulations emerging at local, national, and international levels. These include specific rules governing privacy, automated decision-making, and other AI-related activities. Compliance requirements in this area may increase our operational costs, require material changes to our business practices, or restrict certain uses of AI technologies. Failure to comply with applicable regulatory standards could result in regulatory investigations, penalties, forced disgorgement of data or insights, and additional constraints on our business, all of which could materially affect our financial results and prospects.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

With the change in the U.S. presidential administration in 2025, there continues to be substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we continue to commercialize products and as we continue to navigate development and approval of our product candidates. Additionally, the Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

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

Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of September 30, 2025, there were outstanding options to purchase an aggregate of 624,060 shares of our common stock at a weighted average exercise price of $21.55 per share, of which options to purchase 493,716 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

There can be no assurance that we will repurchase additional shares of our common stock at all or at favorable prices.

In January 2024, our Board of Directors authorized a share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through June 30, 2025 (the “2024-2025 Repurchase Program”). The 2024-2025 Repurchase Program permitted us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. Prior to its expiration, we repurchased 2,704,830 shares at a weighted-average price of $31.43 per share for a total of $85.0 million under the 2024-2025 Repurchase Program.

In July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026 (the “2025-2026 Repurchase Program”). The 2025-2026 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. We have not yet purchased any shares under the 2025-2026 Repurchase Program and $150.0 million of shares remained available for repurchase as of September 30, 2025. Share repurchases under the 2025-2026 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q.

Purchases of Equity Securities

The following table sets forth shares of common stock repurchased under our 2024-2025 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended September 30, 2025:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2025 through July 31, 2025	131,288		$38.45	129,847		$150,000
August 1, 2025 through August 31, 2025	2,525		36.14	—		150,000
September 1, 2025 through September 30, 2025	21,870		37.71	—		150,000
Total	155,683	(2)	$38.31	129,847	(2)	$150,000

(1)	The 2024-2025 Repurchase Program was announced on January 3, 2024. The 2024-2025 Repurchase Program provided for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through June 30, 2025. The 2024-2025 Repurchase Program expired on June 30, 2025 with approximately $65.0 million available for repurchase at the time of expiration.
(2)	The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Rule 10b5-1 Trading Plans

The disclosure set forth in Part II – Item 2 above is incorporated herein by reference.

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended September 30, 2025:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Scott Dreyer	Executive Vice President and Chief Commercial Officer	Adoption	September 4, 2025	X		September 8, 2025	79,878

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 6, 2025	By:	/s/ VIKRAM KARNANI
Vikram Karnani
Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2025	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)