Form 10-K
period 2025-12-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2026-02-26
CIK 1267565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $926.4 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2025 of $29.57 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of January 31, 2026, there were 31,753,211 shares of the registrant's common stock, par value, $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the registrant's year ended December 31, 2025, are incorporated by reference in Part II and Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•our ability to commercialize and grow sales of our products;
•our ability to maintain regulatory approval of our products, and any related restrictions, limitations, and/or warnings in the label of an approved product;
•the size of the markets for our products, and our ability to service those markets;
•the success of competing products that are or become available;
•our ability to obtain and maintain reimbursement and third-party payor contracts with favorable terms for our products;
•the costs of commercialization activities, including marketing, sales and distribution;
•the rate and degree of market acceptance of our products;
•changing market conditions for our products;
•the outcome of any patent infringement, opioid-related or other litigation that may be brought by or against us;
•the outcome of any governmental investigation related to the manufacture, marketing and sale of opioid medications;
•the performance of our third-party suppliers and manufacturers;
•our ability to secure adequate supplies of active pharmaceutical ingredients for each of our products, manufacture adequate quantities of commercially salable inventory and maintain our supply chain;
•our ability to effectively manage our relationships with licensors and to commercialize products that we in-license from third parties;
•our ability to attract collaborators with development, regulatory and commercialization expertise;
•our ability to obtain funding for our business development;
•our ability to realize all the anticipated benefits from our future acquisitions;
•our ability to comply with the terms of our outstanding indebtedness;
•regulatory and legislative developments in the United States, including the adoption of opioid stewardship and similar taxes that may impact our business;
•our ability to obtain and maintain sufficient intellectual property protection for our products;
•our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Agency (“DEA”) compliance;
•our customer concentration, which may adversely affect our financial condition and results of operations;
•the accuracy of our estimates regarding expenses, revenue, capital requirements and need for additional financing; and
•the other risks, uncertainties and factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.
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
PART I
Item 1. Business
Overview
Our mission is to build a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. We have developed, licensed, and acquired a portfolio of meaningfully differentiated products for use in the treatment of attention deficit hyperactivity disorder (“ADHD”) and moderate to severe pain. We commercialize our products, consisting of Jornay PM, Belbuca, Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic, in the United States.
Jornay PM
On September 3, 2024, we acquired Ironshore, which had developed and obtained commercial approval to market Jornay PM in the United States.
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
We are committed to ongoing monitoring and public dissemination of our real-world abuse and diversion data, regardless of the results. The two main sources of real-world abuse, misuse, and diversion data are RADARS® and Inflexxion, an IBH Company. The Researched Abuse, Diversion and Addiction-Related Surveillance (RADARS) System collects product-and geographically-specific data on abuse, misuse, and diversion of prescription drugs through its multiple data sources. Abuse, misuse, and diversion of Xtampza ER has remained low compared to commonly abused Schedule II opioid analgesics since its introduction into the U.S. market. Methods to defeat the tamper resistant properties of Xtampza ER have been reported. However, there is no indication of widespread or expanding abuse or misuse in the data streams evaluated. Potential limitations are based upon the fact that the Poison Center and Treatment Center Program cases involve self-reporting which may lead to: (i) differential misidentification among drug groups which may affect observed differences, and (ii) case counts of drug groups comprised primarily of branded products (other abuse-deterrent formulations of ER opioids) may be overestimated when based on self-reporting and drug groups comprised primarily of generic products (non-abuse-deterrent formulations of ER opioids and IR oxycodone) may be underestimated. The RADARS data represents a single snapshot in time and is subject to change. Therefore, we plan to continue monitoring real world data characterizing the rate of abuse, misuse, and diversion of Xtampza ER.

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
We have entered into an authorized generic agreement with Hikma Pharmaceuticals USA Inc. (“Hikma”), pursuant to which we granted Hikma rights relating to an authorized generic version of the Nucynta Products in the United States. In January 2026, a generic equivalent of Nucynta IR 50mg, 75mg and 100mg tablets was approved under an abbreviated New Drug Application (“ANDA”) filed by a third party with the FDA, which carves out pediatric use from its label. As a result of the anticipated launch of the third-party generic equivalent of Nucynta IR, Hikma launched a generic version of Nucynta IR on February 25, 2026. Hikma is expected to launch a generic version of Nucynta ER in the first quarter of 2026.

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
In 2022–2023, approximately 11.4% of children or 7.1 million aged 3–17 and 6% of adults or 15.5 million had a current diagnosis of ADHD in the United States.
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
In 2021, the economic costs of chronic pain in the United States were estimated to be $722.8 billion, including $530.6 billion in medical care costs and $192.2 billion in lost work productivity, which does not include the cost of care for institutionalized individuals (e.g., nursing home residents, prisoners), military personnel, or children, or the costs associated with caregiving. The estimated annual costs of chronic pain exceed the costs for heart disease, cancer, and diabetes.
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
In 2025, there were approximately 133.2 million prescriptions for opioids written in the United States, representing a 2.4% decline from 2023 levels and including approximately 9.5 million prescriptions for long-acting/extended-release opioids, and approximately 123.7 million prescriptions for immediate-release opioids. After marked increases in opioid prescriptions from 2000 to 2015, prescriptions decreased each year since 2015, correlating with rising awareness of the extent and impact of the opioid crisis. However, prescription levels in 2020 returned to levels similar to those seen in the year 2000, when 143.8 million prescriptions for opioids were written in the United States, including 11.4 million prescriptions for extended-release opioids and 132.4 million prescriptions for immediate-release opioids.
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
Prescription Opioid Abuse in the United States
Prescription opioids of all kinds, including both immediate-release and extended-release formulations, are subject to manipulation, diversion, misuse, and abuse. Besides their accepted uses for analgesia, opioids produce a general sense of well-being or euphoria by reducing tension, anxiety, and aggression. These effects contribute to the attractiveness of opioids for abuse and, indeed, the U.S. Centers for Disease Control and Prevention (“CDC”) has described abuse of prescription drugs in the United States as a vast and deadly epidemic. The beginning of the opioid overdose epidemic in the late 1990s was marked by a rise in prescription opioid overdose deaths. For a variety of reasons, heroin use began increasing in 2010, and had surpassed prescription opioids as a cause of opioid-related overdose by 2016. Meanwhile, the predominant opioid cause of death in 2013 involved synthetic opioids other than methadone. While opioid-related overdose deaths declined slightly in 2018 (in contrast to the sharp increases during 2014 to 2017), the number of drug overdose deaths was still ten times higher in 2023 than in 1999.
Despite heightened awareness of the risks associated with opioid use, abuse of prescription opioids, including extended-release formulations, continues to be a public health issue. In 2024, 7.6 million, or 2.6% of people aged 12 and older, reported opioid misuse in the prior year as collected by the National Survey on Drug Use and Health sponsored by the Substance Abuse and Mental Health Services Administration (“SAMHSA”). In 2023, the number of reported deaths involving prescription opioids declined to 13,026, an improvement from 2017 levels.

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
Manufacturing of Our Products
Overview
Jornay PM is manufactured pursuant to supply agreements with third-party manufacturers. Jornay PM drug product is manufactured by Coating Place Inc, in Verona, Wisconsin. Starting in 2026, capsules will be shipped to Patheon in Cincinnati, Ohio to be bottled and packed. This manufacturing process was previously performed by Patheon in Manati, Puerto Rico.
Belbuca and Symproic are manufactured pursuant to supply agreements with third-party manufacturers. Belbuca laminate (i.e., bulk product) is produced by Adhesives Research in Glen Rock, Pennsylvania and LTS Therapy Systems (formerly Tapemark) in St. Paul, Minnesota. Belbuca laminate is then sent to LTS Therapy Systems (formerly Tapemark) in St. Paul, Minnesota where it is converted into individual dosage units and, ultimately, into finished goods.

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
Drug Substances
The API used to formulate the products in our portfolio and DEA drug scheduling are as follows:

Product	API	DEA Drug Schedule
Xtampza ER	Oxycodone	Schedule II
Nucynta IR	Tapentadol	Schedule II
Nucynta ER	Tapentadol	Schedule II
Jornay PM	Methylphenidate	Schedule II
Belbuca	Buprenorphine	Schedule III
Symproic	Naldemedine	Not a controlled substance
Oxycodone, tapentadol, methylphenidate, and buprenorphine are classified as narcotic controlled substances under U.S. federal law. Xtampza ER, Jornay PM and the Nucynta Products are classified by the DEA as Schedule II controlled substances, meaning these products have a high potential for abuse and dependence but are recognized as having an accepted medical use. Belbuca is classified as a Schedule III controlled substance, meaning it has a moderate to low potential for abuse. Due to the controlled substances classification, the manufacturing, shipping, dispensing and storing of these products are subject to a high degree of regulation, as described in more detail under the caption “— Government Regulation — DEA and Opioid Regulation.”
We currently procure the API used in our products from a sole supplier or limited number of suppliers.
Marketing and Commercialization
We commercialize our products in the United States through two dedicated field sales forces, one focused on our pain portfolio and the other on ADHD. Our pain sales force consists of approximately 105 sales representatives and managers that call on the approximately 10,000 health care professionals who write approximately 67% of the branded extended-release opioid prescriptions in the United States, with a primary focus on pain specialists. Our ADHD sales force consists of approximately 200 sales representatives and managers that call on the approximately 21,000 health care professionals who write approximately 60% of the pediatric and adolescent extended release stimulant prescriptions in the United States. We also employ a market-access team to support our formulary approval and payor contracting across our portfolio.
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

Intellectual Property
The protection of patents, designs, trademarks and other proprietary rights that we own or license is critical to our success and competitive position. Xtampza ER is protected by twelve issued patents in the United States (which cover both the abuse-deterrent technology and methods of using it to treat patients), one granted and two pending applications in the European Patent Office, two issued patents in Canada, and one issued patent in each of Japan and Australia. Finally, we have six patent applications pending in the United States, one pending patent application in each of Canada and Japan, and one pending Patent Cooperation Treaty (“PCT”) application. One of our issued U.S. patents expired in 2025 and the remaining are projected to expire in 2030 and 2036. Our pending patent applications in the United States, if issued, would be projected to expire in 2030 and 2036. In addition, we use a unique and proprietary process to manufacture our products that requires significant know-how, which we currently protect as trade secrets.
Nucynta IR is protected by one issued patent in the United States (which covers both the drug substance and drug product) that expired in 2025. Nucynta IR is also covered by New Patient Population exclusivity in pediatric patients that is projected to expire in 2027. Nucynta ER is protected by three issued patents in the United States (which cover the drug substance, drug product, certain characteristics of the dosage form, and methods of treating patients), one of which expired in 2025 and the remaining two are projected to expire in 2028 and 2029. Belbuca is protected by three issued patents in the United States (which cover a method of treating patients) that are projected to expire in 2027 and 2032. Jornay PM is protected by sixteen patents in the United States (which cover the pharmaceutical composition, formulation, and methods of treating patients) that are projected to expire in 2032.
We are party to a license agreement with Grünenthal Gmbh (the “Grünenthal License”) pursuant to which we license the right to commercialize the Nucynta Products in the United States and its territories and a license agreement with Shionogi (the “Shionogi License”) pursuant to which we license the right to commercialize Symproic in the United States and its territories.
We have concluded that some of our technology is best protected as proprietary know-how, rather than through obtaining patents. Except for the Grünenthal License and the Shionogi License, our technology and products are not in-licensed from any third party, and we own all of the rights to Xtampza ER, Belbuca and Jornay PM. We believe we have freedom to operate in the United States and other countries, but there can be no assurance that other companies, known and unknown, will not attempt to assert their intellectual property against us.
We also rely on trademarks and trade designs to develop and maintain our competitive position. We have received trademark registration for Collegium Pharmaceutical, Inc., DETERx, and Xtampza ER in the United States, and acquired trademarks associated with the Nucynta Products in connection with our acquisition of assets and commercialization responsibilities of the Nucynta Products from Assertio Therapeutics, Inc. (the “Nucynta Acquisition”); Belbuca and Symproic in connection with our acquisition of BioDelivery Sciences International, Inc. (“BDSI”) (“the BDSI Acquisition”); and Jornay PM in connection with the acquisition of Ironshore.
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
Competition
Our industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. However, our primary source of competition stems from the generic opioid and stimulant markets, including both long-acting/extended-release and immediate-release drugs. Non-opioid alternative drugs are also being developed and marketed by a number of other pharmaceutical and biotechnology companies, such as Vertex Pharmaceuticals Incorporated, which in January 2025 obtained approval for suzetrigine for the treatment of moderate to severe acute pain in adults. Belbuca, Xtampza ER, and the Nucynta Products compete with oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Jornay PM competes with currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Most of the existing and potential competitors have significantly more financial and other resources than we do. We believe the key competitive factors that will affect the commercial success of our products include the therapeutic efficacy, convenience of dosing and distribution and, in the case of Xtampza ER, the degree of abuse deterrence of competing products, as well as their safety, cost and tolerability profiles.
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
The process of developing a pharmaceutical product and obtaining FDA approval to market the medication in the United States typically involves:
•completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practices (“GLP”) and regulations;
•submission to the FDA of an Investigational New Drug (“IND”) application for human clinical testing, which becomes effective 30 days after submission and, if not placed on clinical hold, before human clinical trials may begin in the United States;
•approval by an independent institutional review board, at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices (“GCP”) and FDA regulations to establish the safety and effectiveness of the proposed drug product for each indication for which FDA approval is sought;
•satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current good manufacturing practices (“cGMP”) and regulations;
•submission to the FDA of a NDA or, in the case of a generic drug, an ANDA;
•satisfactory completion of a review by an FDA advisory committee, if convened; and
•FDA review and approval of the NDA or ANDA.
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
•Phase 1: This phase includes the initial introduction of an investigational new drug into patients or healthy volunteer subjects. These studies are typically closely monitored and designed to determine the metabolism and pharmacological actions of the drug in humans, the side effects associated with increasing doses, and, in some cases, early evidence of effectiveness.
•Phase 2: This phase includes well-controlled, closely monitored studies conducted in a relatively small number of patients (typically no more than several hundred patients) to assess effectiveness of the drug for particular indication(s) in patients with the diseases or condition under study as well as to determine the common short-term side effects and risks associated with the drug.
•Phase 3: This phase includes expanded controlled and uncontrolled trials which are performed after preliminary evidence suggesting effectiveness of the drug has been obtained. These studies typically include several hundred to several thousand patients and are conducted to gather additional information about the effectiveness and safety of the drug in order to evaluate the overall risk-benefit relationship and provide an adequate basis for labeling.
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
In September 2018, and pursuant to its Opioids Action Plan, the FDA approved the final class-wide REMS, which includes several measures to facilitate communication of the risks associated with opioid pain medications to patients and health care professionals. For the first time, FDA notified companies that have NDAs or ANDAs for certain opioid analgesic drug products (“NDA/ANDA holders”) of the elements required for a single REMS for opioid analgesic products, whether branded or generic. The REMS requires that training be made available to health care providers who are involved in the management of patients with pain (including nurses and pharmacists) and requires that the education cover broad information about appropriate pain management, including alternatives to opioids for the treatment of pain. In connection with the 2018 REMS, the FDA also approved new product labeling containing information about the health care provider education available through the 2018 REMS. On October 31, 2024, FDA approved a modification to the opioid analgesic REMS to require manufacturers of opioid analgesics dispensed in outpatient settings to provide pre-paid drug mail-back envelopes (“MBEs”) upon request to become available by March 31, 2025 to pharmacies and other dispensers of opioid analgesics. As of March 31, 2025, we have made MBEs available on request by pharmacies in accordance with this requirement. Any products mailed-back under this program are sent to a destruction site that operates in compliance with DEA regulations
Advertising and Promotion
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

Post-Approval Requirements
Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and establishment registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion restrictions. In addition, the Drug Supply Chain Security Act (“DSCSA”), was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers that culminated in November 2023. The FDA established a one-year stabilization period until November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers extended until May 27, 2025. The law’s requirements include the quarantine and prompt investigation of a suspicious product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements.
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
From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.
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
Jornay PM, Xtampza ER, and the Nucynta Products are listed by the DEA as Schedule II controlled substances under the CSA, while Belbuca is listed as a Schedule III controlled substance. Consequently, the manufacturing, shipping, storing, selling and use of these products is subject to a high degree of regulation. Also, distribution and dispensing of these drugs are highly regulated. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping, and reporting. Further, all Schedule II drug prescriptions must be signed by a physician, presented to a pharmacist, and may not be refilled without a new prescription.

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
In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Annually, the DEA establishes an aggregate quota for how much active opioid ingredients, such as oxycodone, tapentadol, and methylphenidate, may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications, at least twice a year, to the DEA for individual production and procurement quotas. Jornay PM, Xtampza ER, and the Nucynta Products are regulated as Schedule II controlled substances, and thus, are subject to the DEA’s production and procurement quota system. Our contract manufacturers must receive a quarterly quota from the DEA to produce or procure any Schedule I or Schedule II substance, including methylphenidate for use in manufacturing Jornay PM, oxycodone base for use in manufacturing Xtampza ER and tapentadol for use in manufacturing the Nucynta Products. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.
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
Third-Party Payor Coverage and Reimbursement
The commercial success of our products will depend, in part, upon the availability of coverage and adequate reimbursement from third-party payors at the federal, state and private levels. Third-party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payors have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments. In addition, some third-party payors also require preapproval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who prescribe such therapies. Payors may also impose step edits, prior authorization requirements, quantity limits, or preferential tiering for lower-cost or generic alternatives, which could delay or limit patient access to our products.
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
In March 2010, the ACA was enacted, which significantly changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of importance to the pharmaceutical and biotechnology industry are the following:
•an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (later amended to 70%) point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, a program that has since been eliminated by the Inflation Reduction Act of 2022;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•a licensure framework for follow-on biologic products;
•a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. As a result, manufacturers may be required to pay Medicaid rebates that exceed the sales price of a drug, which could have a material adverse effect on our results of operations.
The Inflation Reduction Act of 2022 (“IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance. Another component of the IRA includes the establishment of rebate payment requirements on Medicare

Part D drugs which penalize price increases that outpace inflation. The IRA also redesigned Medicare Part D to reallocate cost across the various stakeholders: CMS, payors, manufacturers, and beneficiaries. Certain aspects of the Part D redesign took effect in 2024 which ultimately shifts some liability from beneficiaries to the payors. All remaining components of the Part D Redesign took effect starting on January 1, 2025, including, eliminating the previous coverage gap which has been replaced with greater exposure for manufacturers after the beneficiary pays their deductible. Additionally, the exemption previously applied on the low-income subsidy (“LIS”) population has been removed and increases manufacturer rebate exposure for that population. Some manufacturers, including Collegium, may be able to qualify for a “phase in” of rebate utilization for the LIS population which should limit our exposure in the short term, but will increase it over time. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.
In addition, the One Big Beautiful Bill Act of 2025 imposed significant reductions in Medicaid funding, additional work requirements for certain Medicaid beneficiaries and more frequent eligibility redeterminations. These changes are expected to place increased pressure on state Medicaid budgets and could reduce enrollment, utilization and reimbursement levels for prescription drugs, including our products, which could adversely affect our business.
The Trump Administration has issued several executive orders and supported regulatory initiatives in 2025 that could significantly affect prescription drug pricing. On May 12, 2025, President Trump issued an executive order directing the Secretary of Health and Human Services to establish and communicate most-favored-nation (“MFN”) price targets and to pursue rulemaking to impose MFN-based pricing if sufficient progress is not achieved, while also supporting direct-to-patient sales models for manufacturers meeting such targets. The executive order further contemplates additional actions, including potential modification of marketing approvals or use of drug importation authorities, if manufacturers do not comply.
In December 2025, CMS issued proposed rules that would create alternative payment models for Medicaid, Medicare Part B, and Medicare Part D that incorporate international reference-indexed MFN pricing principles, including proposed mandatory rebate models for certain single-source drugs under Medicare Part B and Part D. These proposals are expected to face legal challenges, and their timing, scope and ultimate impact on manufacturer pricing and revenues remain uncertain.
Further, the White House in January 2026 released the “Great Healthcare Plan,” calling for Congress to codify the Trump Administration’s MFN drug-pricing deals (including to extend the results of recent voluntary negotiations following the May 2025 executive order), and also proposing measures that could affect pharmaceutical pricing and utilization dynamics more broadly, including expanding over-the-counter availability for certain verified-safe drugs and additional PBM/health insurance transparency and subsidy reforms. Any such legislation or implementing regulations could affect our pricing flexibility, contracting strategy, distribution channels, and net revenues. In addition, the Trump Administration is likely to propose additional new regulations that reform healthcare delivery in the United States, including related to healthcare and drug costs and pharmacy benefit manager reform, among other areas, the effect of which on our business and the pharmaceutical industry in general is not yet known.

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
In February 2026, we published our fourth annual ESG report on our corporate website highlighting our ESG accomplishments to date. The information contained in our ESG report is not a part of, nor is it incorporated by reference into, this Form 10-K.

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
Employees
As of December 31, 2025, we had a total of 423 full-time employees.
Our Executive Officers
The following table lists the positions, names and ages of our executive officers as of February 26, 2026:

Name	Age	Position(s)
Vikram Karnani	51	Director, President and Chief Executive Officer
Colleen Tupper	50	Executive Vice President and Chief Financial Officer
Scott Dreyer	53	Executive Vice President and Chief Commercial Officer
David Dieter	62	Executive Vice President, General Counsel and Corporate Secretary
Thomas Smith	65	Executive Vice President and Chief Medical Officer

Vikram Karnani, Director, President and Chief Executive Officer. Mr. Karnani has served as our President and Chief Executive Officer, and as director, since November 2024. Mr. Karnani previously served as Executive Vice President and President, Global Commercial Operations and Medical Affairs at Amgen Inc. (“Amgen”), a global biotechnology company. Mr. Karnani joined Amgen in October 2023 through Amgen’s acquisition of Horizon Therapeutics plc (“Horizon”). Mr. Karnani joined Horizon in 2014, holding numerous leadership positions including Executive Vice President and President, International, from August 2020 until October 2023; Executive Vice President and Chief Commercial Officer from March 2018 to August 2020; Senior Vice President, Rheumatology Business Unit from February 2017 to March 2018; and General Manager, Specialty Business Unit from July 2014 until February 2017. Prior to joining Horizon, Mr. Karnani was with Fresenius Kabi AG (“Fresenius Kabi”), a global health care company, where he served as Vice President of the therapeutics and cell therapy business from October 2011 to July 2014. Mr. Karnani also held various positions in business development, corporate strategy and strategic marketing within Fenwal Inc., a global blood technology company that was acquired by Fresenius Kabi,from November 2008 to October 2011. Mr. Karnani has a master’s degree from the Kellogg School of Management at Northwestern University, a master’s degree in electrical engineering from Case Western Reserve University and a bachelor of science degree in electrical engineering from University of Bombay, India.

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
David Dieter, Executive Vice President, General Counsel and Corporate Secretary. Mr. Dieter has served as our Executive Vice President, General Counsel and Corporate Secretary since March 2025. Mr. Dieter previously served as an independent legal advisor from October 2024 until February 2025 within the biopharma industry. Prior to this, Mr. Dieter served as Vice President, Legal at Horizon Therapeutics USA, Inc. (“Horizon USA”) (which was acquired by Amgen in October 2023) where he managed internal and external legal counsel and served as an advisor to leadership across business functions on corporate and commercial matters, as well as international expansion, from October 2021 until February 2024, after which time he was not employed until October 2024. Mr. Dieter was previously Associate General Counsel at Horizon USA, where he also assisted with Horizon USA’s business development transactions, from January 2017 until October 2021. Before Horizon USA, David held several leadership roles at Takeda, including Vice President, Government Affairs and Associate General Counsel for Commercial Law. Earlier in his career, Mr. Dieter was a Partner at Freeborn & Peters, a mid-sized, full-service law firm which has since merged with Smith Gambrell Russell, and an Associate at Perkins Coie, a global law firm. Mr. Dieter received a B.A. in Economics from the University of Tennessee, Knoxville and a J.D. from the University of Illinois College of Law, Champaign.
Thomas Smith, M.D., Executive Vice President and Chief Medical Officer. Dr. Smith has served as our Executive Vice President and Chief Medical Officer since March 2022 following the acquisition of BDSI. Dr. Smith has more than 25 years of experience in a variety of leadership roles at various major pharmaceutical companies, including serving as the Chief Medical Officer for BDSI from July 2018 until March 2022, Charleston Laboratories from January 2017 to July 2018, Ameritox and Mallinckrodt Pharmaceuticals. Prior to these roles, Dr. Smith served in scientific, medical and clinical leadership roles at Abbott Laboratories, Teva Pharmaceuticals and Kendle International. He is a member of several medical and scientific societies, including the American Medical Association and the American Academy of Family Physicians. Dr. Smith earned his M.D. from the Indiana University School of Medicine and a B.S. from Purdue University.

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
Risk Factors Summary
Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:
•Our ability to maintain profitability is dependent upon our ability to continue successfully commercializing our products and any products we may acquire in the future;
•We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations;
•Adverse developments affecting the financial services industry could adversely affect our business, financial condition, or results of operations;
•If we cannot continue successfully commercializing our products and any products that we may acquire in the future, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline;
•Despite receiving approval by the FDA, additional data may emerge that could change the FDA’s position on the product labeling of any of our products, including our abuse-deterrent claims with respect to Xtampza ER, and our ability to market our products successfully may be adversely affected;
•Belbuca, Xtampza ER, and the Nucynta Products are subject to mandatory Risk Evaluation and Mitigation Strategy (“REMS”) programs, which could increase the cost, burden and liability associated with the commercialization of these products;
•Failure to comply with ongoing governmental regulations for marketing our products, and in particular any failure to promote Xtampza ER’s abuse deterrent labeling in compliance with FDA regulations, could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions;

•Unfavorable outcomes in intellectual property litigation could be costly and potentially limit our ability to commercialize our products;
•If we are unable to obtain or maintain intellectual property rights for our technologies, products or any products we may acquire, we may lose valuable assets or be unable to compete effectively in our market;
•We have been, and may continue to be, forced to litigate to enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful, and result in the loss of valuable assets;
•Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements;
•If we are unable to utilize our own sales and marketing capabilities successfully or enter into strategic alliances with marketing collaborators, we may not continue to be successful in commercializing our products and may be unable to generate sufficient product revenue;
•If the medical community, patients, and healthcare payors do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer;
•Our products contain controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state and federal law enforcement and other regulatory agencies;
•Current and future legislation may increase the difficulty and cost for us to continue to commercialize our products and may reduce the prices we are able to obtain for our products;
•Our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business. Such pricing regulations may address the rebates that manufacturers offer to pharmaceutical benefit managers, or the discounts that manufacturers provide others within the pharmaceutical distribution chain;
•Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioids and regulatory and enforcement efforts to combat abuse, could decrease the potential market for our opioid products and may adversely impact external investor perceptions of our business;
•If the FDA or other applicable regulatory authorities approve generic products with claims that compete with our opioid products, our sales could decline;
•If the third-party manufacturers of our products fail to devote sufficient time and resources to these products, or their performance is substandard, and/or we encounter challenges with our dedicated manufacturing suite at our third-party manufacturer’s site for the manufacturing of Xtampza ER, our costs may be higher than expected and could have a material adverse effect on our business;
•Because we currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredient of our products, any production problems with any of these suppliers could have a material adverse effect on us;
•We depend on wholesale pharmaceutical distributors for retail distribution of our products; if we lose any of our significant wholesale pharmaceutical distributors or their distribution network is disrupted, our financial condition and results of operations may be adversely affected;
•Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
•We may not realize all the anticipated benefits from our future acquisitions, and we may be unable to successfully integrate future acquisitions;
•Our business may be adversely affected by certain events or circumstances outside our control, including macroeconomic conditions and geopolitical turmoil;
•Litigation or regulatory action regarding opioid medications could negatively affect our business;
•We face substantial competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing products more successfully than we do;
•Commercial sales of our products may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all;
•Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings; and
•The price of our common stock may be volatile and you may lose all or part of your investment.

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
Our ability to maintain profitability depends upon our ability to realize the full commercial potential of our products and to commercialize successfully any other products that we may in-license or acquire in the future. Our ability to generate revenue from our current or future products depends on a number of factors, including our ability to:
•realize a commercially viable price for our products;
•manufacture commercial quantities of our products at acceptable cost levels;
•sustain a commercial organization capable of sales, marketing and distribution for the products we sell;
•obtain coverage and adequate reimbursement from third parties, including government payors;
•acquire new products, or develop new indications or line extensions for existing products, in the event that revenues from our existing products are impacted by price controls, loss of intellectual property exclusivity or competition; and
•comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers, and to our products specifically, including FDA post-marketing requirements.
If we fail to maintain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had a gross U.S. federal net operating loss (“NOL”) carryforward of approximately $66.6 million and state NOL carryovers of approximately $192.4 million. The U.S. federal and state NOL carryforwards expire at various dates through 2037. Federal NOLs and certain state NOLs incurred in 2018 and onward have an indefinite expiration under the Tax Cuts and Jobs Act of 2017 and applicable state statutes. We also had U.S. federal tax credits of approximately $0.7 million. We do not have any state tax credits. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986. Refer to Note 19, Income Taxes, to our consolidated financial statements included in Part IV of this Annual Report on Form 10-K for more information.
We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.
In December 2025, we entered into a Credit Agreement by and among us, the lenders from time to time party thereto and Truist Bank, as administrative agent (the “2025 Credit Agreement”), of which $580.0 million in principal was outstanding as of December 31, 2025 (the “2025 Term Loan”). In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).
We may also incur additional indebtedness to meet future financing needs. Our existing and future levels of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, and among other things:
•requiring the dedication of a substantial portion of our cash flows from operations to service our indebtedness, which will reduce the amount of cash available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•limiting our ability to obtain additional financing;
•limiting our flexibility to plan for, or react to, changes in our business;
•exposing us to the risk of increased interest rates as certain of our borrowings, including the 2025 Term Loan, are at variable rates of interest;
•diluting the interests of our existing shareholders as a result of issuing shares of our common stock upon conversion of the 2029 Convertible Notes;
•placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital; and
•increasing our vulnerability to downturns in our business, our industry or the economy in general.

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
Additionally, the indenture governing the 2029 Convertible Notes and our 2025 Credit Agreement contain certain covenants and obligations applicable to us, including, without limitation, covenants that limit our ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business, which could limit our ability to capitalize on business opportunities that may arise or otherwise place us at a competitive disadvantage relative to our competitors.
Failure to comply with covenants in the indenture governing the 2029 Convertible Notes or in the 2025 Credit Agreement would constitute an event of default under those instruments, notwithstanding our ability to meet our debt service obligations. A default under the indenture or a fundamental change could also result in a default under one or more of the agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. In such event, we may not have sufficient funds to satisfy all amounts that would become due. The 2025 Credit Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the 2025 Credit Agreement and execution upon the collateral securing obligations under the 2025 Credit Agreement. In addition, because our assets are pledged as a security under the 2025 Credit Agreement, if we are not able to cure any default or repay outstanding borrowings, our assets would be subject to the risk of foreclosure by our lenders.
Further, amounts outstanding under our 2025 Credit Agreement bear an annual interest rate equal to term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment ranging from 2.75% to 3.75%. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any period will fluctuate based on SOFR and other variable interest rates, as applicable. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
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
Our ability to continue successfully commercializing our products will depend on many factors, including but not limited to:
•our ability to manufacture commercial quantities of our products at reasonable cost and with sufficient speed to meet commercial demand;
•our ability to execute sales and marketing strategies successfully and continually;
•our success in educating physicians, patients and caregivers about the benefits, administration, use and coverage of our products;
•with respect to Xtampza ER, the perceived availability and advantages, relative cost, relative safety and relative efficacy of other abuse-deterrent products and treatments with similar indications;
•our ability to defend successfully any challenges to our intellectual property or suits asserting patent infringement relating to our products;
•the availability and quality of coverage and adequate reimbursement for our products;
•a continued acceptable safety profile of our products;
•our ability to acquire new products, or develop new indications or line extensions for existing products, in the event that revenues from our existing products are impacted by price controls, loss of intellectual property exclusivity or competition; and
•our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.
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
The FDA can require changes to the product labeling for any of our products at any time, which can impact our ability to generate product sales. For example, on July 31, 2025, the FDA announced that it will be requiring safety related labeling changes for all opioid pain medications, including clearer risk information, dosing warnings, use limits, treatment guidance, safe discontinuation instructions, information on overdose reversal agents, an enhanced drug interaction warning, additional overdose risk information, and digestive health information. We have implemented the required labeling changes and continue to monitor and comply with applicable FDA requirements. Additionally, if the FDA determines that our post-marketing data for Xtampza ER does not demonstrate that the abuse-deterrent properties result in reduction of abuse, or demonstrates a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially require the removal of our abuse-deterrence claims, which would have a material adverse effect on our ability to continue successfully commercializing Xtampza ER. The imposition of label changes now or in the future could delay or preclude us from realizing the full commercial potential of our products.

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
Our commercial organization continues to evolve and we cannot guarantee that we will continue to be successful in marketing our products. In connection with the Ironshore Acquisition, we acquired the sales force supporting Jornay PM and we cannot guarantee that we will be able to successfully grow the Jornay PM sales infrastructure, while continuing to support and maintain our existing sales organization. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, including with respect to our acquisition of Jornay PM, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to reach adequate numbers of physicians who may prescribe our products; and
•unforeseen costs and expenses associated with creating and maintaining an independent sales and marketing organization.
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
Physicians and others in the medical community, patients, and healthcare payors may not continue to accept and use our products, or accept and use any new products that we may acquire. Acceptance and use of our products will depend on a number of factors including:
•approved indications, warnings and precautions language that may be less desirable than competitive products;
•perceptions of physicians and other healthcare community members of the safety and efficacy of our products;
•perceptions by members of the healthcare community, including physicians, about the relevance and efficacy of our abuse deterrent technology;
•the availability of competitive products;
•the pricing and cost-effectiveness of our products relative to competing products;
•the potential and perceived advantages of our products over alternative treatments;
•the convenience and ease of administration to patients of our products;

•actual and perceived availability and quality of coverage and reimbursement for our products from government or other third-party payors;
•negative publicity related to our products or negative or positive publicity related to our competitors’ products;
•the prevalence and severity of adverse side effects;
•policy initiatives by FDA, HHS, DEA, or other federal or state agencies regarding opioids;
•our ability to comply with the Opioid Analgesic REMS; and
•the effectiveness of marketing and distribution efforts by us and any licensees and distributors.
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
Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, the Nucynta Products or Jornay PM, increases and we cannot meet such demand in a timely fashion because of our limited supply of their active pharmaceutical ingredients, then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.
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
Our ability to market and sell any product successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments are available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors determine which medications they will cover and establish reimbursement levels and tiers of preference based on the perceived value and innovation of a given product. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and establishing administrative hurdles that incentivize use of generic and/or lower cost products first. Increasingly, third-party payors are requiring that drug companies provide them with discounts and rebates from list prices and are challenging the prices charged for medical products. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates. Additionally, a greater number of third-party payors may seek discounts and rebates in order to offer or maintain access for our products, particularly in light of heightened governmental scrutiny of prescription drug pricing and reimbursement practices. We cannot be sure that high-quality coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory.

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors (including those required under the Inflation Reduction Act and similar legislation) and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices.
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
Further changes to and under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that additional changes to the Affordable Care Act, the Medicare and Medicaid programs, implementation of the Inflation Reduction Act of 2022, including Medicare drug price negotiation, rebate and Part D redesign provisions, and changes stemming from other healthcare reform measures, including any new regulatory measures proposed or implemented by the Trump Administration, especially with regard to healthcare access and cost, as well as other legislation in individual states, could have a material adverse effect on the healthcare industry.
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
We have sought in the past, and may seek in the future, FDA pediatric exclusivity for some of our products. Pediatric exclusivity, if granted, adds six months of patent term and marketing exclusivity to existing exclusivity periods for all formulations, dosage forms, and indications for the active moiety, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity in pediatrics by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA's Pediatric Written Request (the “Written Request”) to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. In June 2024, we announced that the FDA deemed these data to be responsive to its Written Request, granting pediatric exclusivity to the entire Nucynta franchise for an additional six months, to December 27, 2025 for Nucynta ER and January 3, 2027 for Nucynta IR. While we have received pediatric exclusivity for the products, there is no guarantee that we will maintain such exclusivity. Further, we have entered into an authorized generic agreement with Hikma Pharmaceuticals USA Inc. (“Hikma”), pursuant to which we granted Hikma certain rights relating to an authorized generic version of the Nucynta Products in the United States. In January 2026, a generic equivalent of Nucynta IR 50mg, 75mg and 100mg tablets was approved under an ANDA filed by a third party with the FDA, which carves out pediatric use from its label. As a result of the anticipated launch of the third-party generic equivalent of Nucynta IR, Hikma launched a generic version of Nucynta IR on February 25, 2026. Hikma is expected to launch a generic version of Nucynta ER in the first quarter of 2026. These authorized generics and any other generic entrants into the market may impact our net revenue for the Nucynta Products.

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
Although we have identified alternate sources for these services, it would be time-consuming, and require us to incur additional costs, to qualify these sources. Our reliance on a limited number of vendors and, in particular, Patheon as our single manufacturer for Xtampza ER and Nucynta ER, exposes us to the following risks, any of which could impact commercialization of our products, result in higher costs, or deprive us of potential product revenues:
•Our contract manufacturers, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment;
•Our contract manufacturers could default on their agreements with us to meet our requirements for commercial supplies of our products and/or we could experience technical problems in the operation of our dedicated manufacturing suite;
•The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products, before we may use the alternative manufacturer to produce commercial supplies;
•It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully; and
•If our contract manufacturers were to terminate our arrangements or fail to meet our commercial manufacturing demands, we may be forced to delay our development and commercial programs.
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
We currently rely on a sole supplier or limited number of suppliers to manufacture the active pharmaceutical ingredients of our products. We contract with these suppliers for commercial supply to manufacture our products. Further, our suppliers of the active pharmaceutical ingredients for Xtampza ER and the Nucynta Products also supply our primary competitor in the extended-release oxycodone space, Purdue. Additionally, we have entered into a manufacturing agreement with Hikma pursuant to which we will supply Hikma its total requirements of the authorized generic Nucynta Products for Hikma’s commercialization and we will be responsible for all aspects of commercial manufacturing of the authorized generic Nucynta Products, including sourcing of active pharmaceutical ingredients and managing the contract manufacturer and supply chain vendors. Identifying alternate sources of active pharmaceutical ingredients for our products is generally time-consuming and costly. Any changes that our suppliers make to the respective drug substance raw materials, intermediates, or manufacturing processes would introduce technical and regulatory risks to our downstream drug product supply. If our suppliers were to terminate an arrangement for an active pharmaceutical ingredient, or fail to meet our supply needs (including as a result of any disruptions in personnel or the global supply chain), we might incur substantial costs and be forced to delay our development or commercialization programs. Any such delay could have a material adverse effect on our business.

Supply chain disruptions and shortages may limit manufacturing and commercial supply of our products and have a material impact on our business.
There are currently global supply chain disruptions and shortages caused by a variety of factors, including geopolitical turmoil, and changes in domestic and foreign trade policy, including tariffs. While we and our suppliers are still able to receive sufficient inventory of the key materials and components needed, we could experience pressure on our supply chain, including shipping delays, higher prices from suppliers, and reduced availability of materials, including excipients and packaging components. To date, supply chain interruptions have not had a material impact on our results of operations. However, if these disruptions and shortages continue, we may in the future experience a material interruption to our supply chain. Such an interruption could have a material adverse impact on our business, including but not limited to, our ability to timely manufacture and distribute our products.

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

In addition, integrating acquired businesses and properties involves a number of special risks and unforeseen difficulties can arise in integrating operations and systems and in retaining and assimilating employees. These difficulties include, among other things:

•operating a larger organization;
•coordinating geographically disparate organizations, systems, and facilities;
•integrating corporate, technological, and administrative functions;
•diverting management’s attention from regular business concerns;
•diverting financial resources away from existing operations;
•increasing our indebtedness; and
•incurring potential environmental or regulatory liabilities and title problems.

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
Events or circumstances outside of our control, including macroeconomic conditions such as recession or depression, inflation, and declines in consumer-spending could result in reduced demand for our products. An economic downturn could result in business closures, higher levels of unemployment, or declines in consumer disposable income which could have an impact on the number of patients seeking and receiving treatment for conditions that might otherwise result in the prescription of our products, as patients may make efforts to avoid or postpone seeking non-essential medical care to allocate their resources to other priorities or essential items. These circumstances, in addition to the impact of geopolitical turmoil, social unrest, political instability in the United States and elsewhere, terrorism, cyberwarfare or other acts of war, may result in reduced demand for our products and negatively impact our sales, results of operations, and liquidity.
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
The integration of artificial intelligence (“AI”) technologies, including generative AI, machine learning, and similar tools, into our operations or by our third-party partners may introduce or heighten various data privacy and security risks. We use and integrate AI primarily to support internal productivity activities, including drafting documents, and other non-clinical, non-operational materials. We do not use our AI systems to make autonomous decisions related to clinical development, patient care, pricing, credit, employment decisions, or other regulated or sensitive activities, and outputs generated using AI are subject to human review and approval prior to any external use or publication. Notwithstanding these controls, the use of AI presents evolving risks, including potential inaccuracies, unintended disclosure of confidential information, intellectual property concerns and cybersecurity risks. The processing or input of sensitive, confidential, competitive, proprietary, or personal data into AI systems, especially those operated by third-party platforms, could result in the unintentional release or leakage of such data. There is a risk that inputted information may be used to train external systems, leading to unauthorized exposure or misuse of data. This could expose us to information security breaches, loss of competitive advantages, and potential violations of privacy standards, all of which may adversely impact our business operations and brand trust.
Additionally, the regulatory environment for AI is rapidly evolving, with new and changing laws and regulations emerging at local, national, and international levels. These include specific rules governing privacy, automated decision-making, and other AI-related activities. Compliance requirements in this area may increase our operational costs, require material changes to our business practices, or restrict certain uses of AI technologies. For example, the EU’s Artificial Intelligence Act (“EU AI Act”), the world’s first comprehensive AI law, entered into force in 2024 and, with some exceptions, will become effective in 2026. This legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. In the future, our development or use of AI systems that are governed by the EU AI Act and/or uncertainty arising from rapidly developing laws and regulations governing AI may necessitate higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Failure to comply with applicable regulatory standards could result in regulatory investigations, penalties, forced disgorgement of data or insights, and additional constraints on our business, all of which could materially affect our financial results and prospects.
Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. For more information, see “Item 1C. Cybersecurity.”
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
Currently, most federal agencies in the United States are operating under a continuing resolution that funds the federal government through September 30, 2026, including the FDA, DEA and SEC. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the United States market could be impacted. The ability of the FDA, SEC and other domestic and foreign government authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Future government shutdowns, like the one that occurred in October 2025, could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of December 31, 2025, there were outstanding options to purchase an aggregate of 559,161 shares of our common stock at a weighted average exercise price of $22.29 per share, of which options to purchase 461,403 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

In July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026 (the “2025-2026 Repurchase Program”). The 2025-2026 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. We have not yet purchased any shares under the 2025-2026 Repurchase Program and $150.0 million of shares remained available for repurchase as of December 31, 2025. Share repurchases under the 2025-2026 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.
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
Holders
As of January 31, 2026, there were 11 holders of record of our common stock. The number of holders of record does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph
The following graph sets forth the Company’s total cumulative shareholder return as compared to the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the 5-year period beginning on December 31, 2020 through December 31, 2025.
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

$100 investment in stock or index	December 31, 2020	December 31, 2025
Collegium Pharmaceutical, Inc. (COLL)	$100.00	$231.15
NASDAQ Composite Index (IXIC)	$100.00	$180.33
NASDAQ Biotechnology Index (NBI)	$100.00	$119.92
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth shares of common stock repurchased under our repurchase program authorized by our Board of Directors in July 2025 (the “2025-2026 Repurchase Program”), as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended December 31, 2025:

Period	Total number of shares purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of Shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2025 through October 31, 2025	4,122		$32.04	—		$150,000
November 1, 2025 through November 30, 2025	11,944		46.31	—		150,000
December 1, 2025 through December 31, 2025	3,590		48.86	—		150,000
Total	19,656	(2)	$43.78	—	(2)	$150,000
(1)The 2025-2026 Repurchase Program was announced on July 1, 2025. The 2025-2026 Repurchase Program provided for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through December 31, 2026.
(2)The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.
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
Our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2025 as compared to December 31, 2024 are discussed below. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Our mission is to build a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. We have developed, licensed, and acquired a portfolio of meaningfully differentiated products for use in the treatment of attention deficit hyperactivity disorder (“ADHD”) and moderate to severe pain. We commercialize our products, consisting of Jornay PM, Belbuca, Xtampza ER, Nucynta ER and Nucynta IR (collectively the “Nucynta Products”), and Symproic, in the United States.

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
Xtampza ER, an abuse-deterrent, extended-release, oral formulation of oxycodone, is a Schedule II opioid and was approved by the FDA in April 2016 for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic and for which alternative treatment options are inadequate. We commercially launched Xtampza ER in June 2016.
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

We have entered into an authorized generic agreement with Hikma Pharmaceuticals USA Inc. (“Hikma”), pursuant to which we granted Hikma rights relating to an authorized generic version of the Nucynta Products in the United States. In January 2026, a generic equivalent of Nucynta IR 50mg, 75mg and 100mg tablets was approved under an abbreviated New Drug Application (“ANDA”) filed by a third party with the FDA, which carves out pediatric use from its label. As a result of the anticipated launch of the third-party generic equivalent of Nucynta IR, Hikma launched a generic version of Nucynta IR on February 25, 2026. Hikma is expected to launch a generic version of Nucynta ER in the first quarter of 2026.

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
Financial Operations Overview
Product Revenues
Product revenues through the year ended December 31, 2025 were generated from sales of Jornay PM, Belbuca, Xtampza ER, the Nucynta Products, and Symproic. In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) product sales are recorded upon delivery of products to customers (upon the transfer of control of the product to the customer), net of a provision for estimated chargebacks, rebates, sales incentives and allowances, distribution service fees, and returns.
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
Interest Expense
Interest expense consists primarily of cash and non-cash interest costs related to our debt, including term loans, delayed draw term loans, a revolving credit facility, and convertible notes. Our term loans consist of the term loan issued in December 2025 (the “2025 Term Loan”), which was issued along with a delayed draw term loan and revolving credit facility (collectively, the “2025 Credit Facility”), as well as the term loan issued in July 2024 in connection with the Ironshore Acquisition (the “2024 Term Loan”) and the term loan issued in March 2022 in connection with the BDSI Acquisition (the “2022 Term Loan”). Our convertible notes consist of the convertible notes issued in February 2023 (the “2029 Convertible Notes”) and the convertible notes issued in February 2020 in connection with the Nucynta Acquisition (the “2026 Convertible Notes”).
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
Provisions for product returns, including returns for Jornay PM, Belbuca, Xtampza ER, the Nucynta Products, and Symproic, are based on product-level returns rates, including processed as well as unprocessed return claims, in addition to relevant market events and other factors. Estimates of the future product returns are made at the time of revenue recognition to determine the amount of consideration to which we expect to be entitled (that is, excluding the products expected to be returned). At the end of each reporting period, we analyze trends in returns rates and update our assessment of variable consideration for returns. To the extent we receive amounts in excess of what we expect to be entitled to receive due to a product return, we do not recognize revenue when we transfer products to customers but instead recognize those excess amounts received as a refund liability. We update the measurement of the refund liability at the end of each reporting period for changes in expectations about the amount of refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).

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
Business Combination Accounting and Valuation of Acquired Assets
We completed the Ironshore Acquisition in September 2024, which was accounted for as a business combination. To determine whether the acquisition should be accounted for as a business combination or as an asset acquisition, we make judgments regarding whether the acquired set of activities and assets met the definition of a business. Judgment is required in assessing whether the acquired processes or activities, along with their inputs, would be substantive to constitute a business, as defined by U.S. GAAP.
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
We have maintained a valuation allowance on the portion of our deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions of $5.3 million as of December 31, 2025.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(in thousands)
Product revenues, net	$780,567	$631,449
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	95,418	88,801
Intangible asset amortization	221,892	165,304
Total cost of product revenues	317,310	254,105
Gross profit	463,257	377,344
Operating expenses
Selling, general and administrative	284,803	210,363
Gain on fair value remeasurement of contingent consideration	(1,182)	(2,914)
Total operating expenses	283,621	207,449
Income from operations	179,636	169,895
Interest expense	(82,312)	(73,974)
Interest income	11,289	13,976
Loss on extinguishment of debt	(15,994)	(11,329)
Income before income taxes	92,619	98,568
Provision for income taxes	29,749	29,378
Net income	$62,870	$69,190
Product revenues, net
Product revenues, net were $780.6 million for the year ended December 31, 2025 (“2025”), compared to $631.4 million for the year ended December 31, 2024 (“2024”), representing a $149.2 million increase. The $149.2 million increase was primarily due to increases in revenue for Jornay PM of $111.7 million, the Nucynta Products of $19.8 million, Belbuca of $10.4 million, and Xtampza ER of $8.0 million, partially offset by decreases in revenue for Symproic and other of $0.7 million.
The increase in revenue for Jornay PM of $111.7 million was due to 2025 including a full year of product revenues compared to a partial year in 2024 as the product was acquired from the Ironshore Acquisition in September 2024.
The increase in revenue for the Nucynta Products of $19.8 million was primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by lower sales volume.
The increase in revenue for Belbuca of $10.4 million was primarily due to lower gross-to-net adjustments related to provisions for rebates and higher gross price, partially offset by higher gross-to-net adjustments related to provisions for chargebacks and lower sales volume.
The increase in revenue for Xtampza ER of $8.0 million was primarily due to lower gross-to-net adjustments related to provisions for rebates, including the recognition of $3.2 million related to certain rebate settlements during 2025. In addition, revenue increased due to higher gross price partially offset by lower sales volume.

Cost of product revenues
Cost of product revenues (excluding intangible asset amortization) was $95.4 million for 2025, compared to $88.8 million for 2024. The $6.6 million increase was primarily due to 2025 including a full year of cost of product revenues for Jornay PM compared to a partial year in 2024 as the product was acquired from the Ironshore Acquisition in September 2024. In addition, cost of product revenues increased due to 2025 including $3.1 million of royalty expense related to the Company’s license agreement with Grünenthal that is subject to future recovery, partially offset by lower current period royalty expense.
Intangible asset amortization was $221.9 million for 2025, compared to $165.3 million for 2024. The $56.6 million increase in intangible asset amortization was primarily related to 2025 including a full year of amortization from the intangible asset acquired in the Ironshore Acquisition in September 2024.
Operating expenses
Selling, general and administrative expenses were $284.8 million for 2025, compared to $210.4 million for 2024. The $74.4 million increase was primarily related to:
•an increase in salaries, wages and benefits of $49.4 million primarily due to additional headcount added in 2025 as a result of the Ironshore Acquisition, including the expansion of the sales force that promotes Jornay PM in 2025, as well as expenses incurred as a result of certain executive transitions announced in 2025, including stock-based compensation expense of $2.6 million related to accelerated equity awards and severance, benefits, and related expenses incurred of $1.4 million;
•an increase in sales and marketing expenses of $37.6 million, primarily due to expenses incurred to support Jornay PM following the Ironshore Acquisition in September 2024; and
•an increase in audit and legal expenses of $4.9 million primarily due to expenses related to litigation; partially offset by:
•a decrease in acquisition related expenses of $20.1 million, as 2024 included transaction costs and other expenses incurred shortly after the Ironshore Acquisition that did not recur at the same level in 2025.
Gain on fair value remeasurement of contingent consideration was $1.2 million for 2025, compared to $2.9 million for 2024. The $1.7 million decrease was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition and reflects the liability being reduced to zero in 2025 after the related milestone was not achieved.
Interest expense and Interest income
Interest expense was $82.3 million for 2025, compared to $74.0 million for 2024. The $8.3 million increase was primarily due to higher interest expense of $8.8 million related to the deferred royalty obligation that was assumed as part of the Ironshore Acquisition in September 2024. Interest expense from term loans was materially consistent in 2025 compared to 2024 due to the refinancing of our term loans in the third quarter of 2024 and the fourth quarter of 2025, which resulted in a lower interest rate offset by a higher principal balance.
Interest income was $11.3 million for 2025, compared to $14.0 million for 2024. The $2.7 million decrease was primarily due to lower interest rates earned on cash equivalents and marketable securities in 2025 compared to 2024.
Loss on extinguishment of debt
Loss on extinguishment of debt was $16.0 million for 2025, compared to $11.3 million for 2024. The $4.7 million increase was due to 2025 including a $16.0 million loss on extinguishment resulting from the repayment of the 2024 Term Loan. In 2024, the remaining $26.4 million of the 2026 Convertible Notes were redeemed, resulting in a $7.2 million loss on extinguishment. In addition, in 2024, assumed debt from the Ironshore Acquisition was extinguished, resulting in a loss on extinguishment of $4.1 million.
Income Taxes
The provision for income taxes was $29.7 million for 2025, compared to $29.4 million for 2024. The $0.3 million increase was primarily due to higher nondeductible items in 2025 compared to 2024, including the impact of nondeductible officer compensation, stock compensation, and provision-to-return adjustments, partially offset by lower earnings before taxes. The effective tax rate was 32.1% and 29.8% for 2025 and 2024, respectively.

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have funded our operations primarily through public offerings of our common stock, private placements of term debt; convertible notes; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Jornay PM, Belbuca, Xtampza ER, and the Nucynta Products.
In December 2025, we entered into the 2025 Credit Agreement, which consists of the $580.0 million 2025 Term Loan, a $300.0 million of delayed draw term loan commitments, and a $100.0 million revolving credit facility, which is fully available as of December 31, 2025. The 2025 Term Loan was used to repay in full the remaining outstanding obligations under the 2024 Term Loan and to pay fees and expenses relating to the entry into the 2025 Credit Agreement and the remainder for general corporate purposes.
As of December 31, 2025, the outstanding principal balance of the 2025 Term Loan was $580.0 million, of which $29.0 million in principal payments are due within the next 12 months. As of December 31, 2025, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. As of December 31, 2025, and December 31, 2024, we had $231.3 million and $70.6 million in cash and cash equivalents, respectively.
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2025, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future.
Borrowing Arrangements and Equity Offerings
Our material borrowing arrangements and equity offerings are the 2025 Credit Facility and the 2029 Convertible Notes. Refer to Note 14, Debt, for more information.
Cash flows
In this section, we discuss cash flows for the year ended December 31, 2025 compared to the year ended December 31, 2024.

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$329,323	$204,980
Net cash used in investing activities	(63,532)	(287,759)
Net cash used in financing activities	(110,245)	(60,603)
Net increase (decrease) in cash, cash equivalents and restricted cash	$155,546	$(143,382)
Operating activities. Cash provided by operating activities was $329.3 million in 2025, compared to $205.0 million in 2024. The $124.3 million increase in cash provided by operating activities was primarily due to the increase in cash flow from operating results after adjustment for non-cash items that are included in net income as well as due to changes in working capital, which were significantly impacted by the payment of assumed liabilities from Ironshore in 2024.

Investing activities. Cash used in investing activities was $63.5 million in 2025, compared to $287.8 million in 2024. The $224.3 million decrease in cash used in investing activities was primarily due 2024 including $267.5 million of cash used to acquire Ironshore (net of cash acquired), partially offset by a $43.2 million increase in cash used in investing in marketable securities.

Financing activities. Cash used in financing activities was $110.2 million in 2025, compared to $60.6 million in 2024. The $49.6 million increase in cash used in financing activities was primarily due to:
•an increase in cash used for repayments of term loans of $527.7 million; and
•an increase in deferred purchase price payments related to the Ironshore Acquisition of $7.6 million; partially offset by:
•an increase in cash provided by term note financings of $252.0 million;

•2024 including the repayment of assumed debt from the Ironshore Acquisition of $164.6 million, which did not recur in 2025;
•a decrease in cash used to repurchase common stock of $34.9 million; and
•2024 including the redemption of $33.2 million of the remaining 2026 Convertible Notes, which did not recur in 2025.
Funding requirements
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2025, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
We have significant future capital requirements, including:
•expected operating expenses to manufacture and commercialize our products and to operate our organization;
•repayment of outstanding principal amounts and interest in connection with our 2025 Term Loan and 2029 Convertible Notes;
•royalties we pay on sales of certain products within our portfolio;
•payment of income taxes;
•deferred royalty obligation in connection with Jornay PM;
•operating lease obligations;
•minimum purchase obligations in connection with our contract manufacturer; and
•contingent payment upon the achievement of a financial milestone based on net revenues of Jornay PM.
In addition, we have significant potential future capital requirements, including:
•we may enter into business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital;
•any judgments rendered against us in connection with any of the litigation matters set forth in Note 13, Commitments and Contingencies, to our financial statements; and
•in July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026. As of December 31, 2025, $150.0 million remained available for share repurchases under the 2025-2026 Repurchase Program. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the Nasdaq Global Select Market, and other factors that we may deem relevant.
Contractual Obligations
Our contractual obligations as of December 31, 2025 that will affect our future liquidity include our term loans, including interest; convertible senior notes, including interest; operating lease obligations; deferred royalty obligation; and purchase obligations. For further detail regarding our term loans and convertible senior notes, refer to Note 14, Debt. For further detail regarding our deferred royalty obligation, refer to Note 15, Deferred Royalty Obligation. For further detail regarding our operating lease obligations, refer to Note 16, Leases.
Our purchase obligations represent the minimum purchase obligations of up to $3.0 million per year with our contract manufacturer which are in effect as of December 31, 2025 and will remain in effect each year until the termination of our manufacturing agreement.
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
There are several limitations related to the use of adjusted EBITDA rather than net income or loss, which is the nearest GAAP equivalent, such as:
•adjusted EBITDA excludes depreciation and amortization, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
•adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•adjusted EBITDA does not reflect the benefit from or provision for income taxes or the cash requirements to pay taxes;
•adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•we exclude stock-based compensation expense from adjusted EBITDA although: (i) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; and (ii) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
•we exclude impairment expenses from adjusted EBITDA and, although these are non-cash expenses, the asset(s) being impaired may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;
•we exclude restructuring expenses from adjusted EBITDA. Restructuring expenses primarily include employee severance and contract termination costs that are not related to acquisitions. The amount and/or frequency of these restructuring expenses are not part of our underlying business;
•we exclude litigation settlements and contingencies that are subject to recovery from adjusted EBITDA, as well as any applicable income items, credit adjustments, or recoveries due to subsequent changes in estimates. This does not include our legal fees to defend claims, which are expensed as incurred;
•we exclude acquisition related expenses as the amount and/or frequency of these expenses are not part of our underlying business. Acquisition related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, legal defense expenses for specific acquired claims that relate to acts that occurred prior to our acquisition, and miscellaneous other acquisition related expenses incurred;
•we exclude recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business;
•we exclude losses on extinguishments of debt as these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis;
•we exclude executive transition expenses from adjusted EBITDA as the amount and/or frequency of these expenses are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis; and
•we exclude other expenses, from time to time, that are episodic in nature and do not directly correlate to the cost of operating our business on an ongoing basis.

Adjusted EBITDA for the years ended December 31, 2025 and 2024 was as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
GAAP net income	$62,870	$69,190
Adjustments:
Interest expense	82,312	73,974
Interest income	(11,289)	(13,976)
Loss on extinguishment of debt	15,994	11,329
Provision for income taxes	29,749	29,378
Depreciation	4,182	3,856
Amortization	221,892	165,304
Stock-based compensation	41,906	32,400
Litigation settlements and contingencies	3,058	—
Recognition of step-up basis in inventory	5,431	5,269
Executive transition expense	1,397	3,051
Acquisition related expenses	4,175	24,329
Gain on fair value remeasurement of contingent consideration	(1,182)	(2,914)
Total adjustments	$397,625	$332,000
Adjusted EBITDA	$460,495	$401,190
Adjusted EBITDA was $460.5 million for 2025 compared to $401.2 million for 2024. The $59.3 million increase was primarily due to higher revenues of $149.2 million, partially offset by higher salaries, wages and benefits (excluding stock-based compensation and executive transition expense) of $41.6 million, higher sales and marketing expenses of $37.6 million, and higher audit and legal fees of $4.9 million.
The following is a summary of 2025 quarterly Adjusted EBITDA:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
GAAP Net income	$2,417	$11,983	$31,507	$16,963
Adjustments:
Interest expense	20,790	20,463	21,767	19,292
Interest income	(2,225)	(2,383)	(3,116)	(3,565)
Loss on extinguishment of debt	—	—	—	15,994
Provision for income taxes	705	5,042	11,929	12,073
Depreciation	1,091	1,135	1,033	923
Amortization	55,473	55,473	55,473	55,473
Stock-based compensation	11,524	10,818	9,811	9,753
Litigation settlements and contingencies	—	—	3,058	—
Recognition of step-up basis in inventory	3,477	1,954	—	—
Executive transition expense	1,397	—	—	—
Acquisition related expenses	1,289	935	1,552	399
Gain on fair value remeasurement of contingent consideration	(786)	(358)	(19)	(19)
Total adjustments	$92,735	$93,079	$101,488	$110,323
Adjusted EBITDA	$95,152	$105,062	$132,995	$127,286

Adjusted Operating Expenses
Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.
Adjusted operating expenses for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
GAAP operating expenses	$283,621	$207,449
Adjustments:
Stock-based compensation	41,906	32,400
Executive transition expense	1,397	3,051
Acquisition related expenses	4,175	24,329
Gain on fair value remeasurement of contingent consideration	(1,182)	(2,914)
Total adjustments	$46,296	$56,866
Adjusted operating expenses	$237,325	$150,583
Adjusted operating expenses were $237.3 million for 2025 compared to $150.6 million for 2024. The $86.7 million increase was primarily driven by:
•an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $41.6 million, primarily due to additional headcount added as a result of the Ironshore Acquisition;
•an increase in sales and marketing expenses of $37.6 million, primarily due to expenses incurred to support the ongoing commercialization of Jornay PM following the Ironshore Acquisition in September 2024; and
•an increase in audit and legal fees of $4.9 million, primarily due to expenses related to litigation expenses.
The following is a summary of 2025 quarterly adjusted operating expenses:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
GAAP operating expenses	$75,637	$73,279	$67,084	$67,621
Adjustments:
Stock-based compensation	11,524	10,818	9,811	9,753
Executive transition expense	1,397	—	—	—
Acquisition related expenses	1,289	935	1,552	399
Gain on fair value remeasurement of contingent consideration	(786)	(358)	(19)	(19)
Total adjustments	$13,424	$11,395	$11,344	$10,133
Adjusted operating expenses	$62,213	$61,884	$55,740	$57,488

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
Adjusted net income and adjusted earnings per share for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
	(in thousands, except share and per share data)
GAAP net income	$62,870	$69,190
Adjustments:
Non-cash interest expense	5,341	9,729
Loss on extinguishment of debt	15,994	11,329
Amortization	221,892	165,304
Stock-based compensation	41,906	32,400
Litigation settlements and contingencies	3,058	—
Recognition of step-up basis in inventory	5,431	5,269
Executive transition expense	1,397	3,051
Acquisition related expenses	4,175	24,329
Gain on fair value remeasurement of contingent consideration	(1,182)	(2,914)
Income tax effect of above adjustments (1)	(71,599)	(62,880)
Total adjustments	$226,413	$185,617
Non-GAAP adjusted net income	$289,283	$254,807

Adjusted weighted-average shares — diluted (2)	39,701,693	40,424,180
Adjusted earnings per share (2)	$7.42	$6.45
(1)The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the adjustments that have a tax effect. The blended federal and state statutory rate for the years ended December 31, 2025 and 2024 were 24.8% and 26.5%, respectively. As such, the non-GAAP effective tax rates for the years ended December 31, 2025 and 2024 were 24.0% and 25.3%, respectively.
(2)Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for the convertibles notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the years ended December 31, 2025 and 2024, adjusted weighted-average shares – diluted includes 6,606,305 attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

The following is a summary of 2025 quarterly adjusted net income and adjusted earnings per share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
GAAP net income	$2,417	$11,983	$31,507	$16,963
Adjustments:
Non-cash interest expense	1,367	1,355	1,343	1,276
Loss on extinguishment of debt	—	—	—	15,994
Amortization	55,473	55,473	55,473	55,473
Stock-based compensation	11,524	10,818	9,811	9,753
Litigation settlements and contingencies	—	—	3,058	—
Recognition of step-up basis in inventory	3,477	1,954	—	—
Executive transition expense	1,397	—	—	—
Acquisition related expenses	1,289	935	1,552	399
Gain on fair value remeasurement of contingent consideration	(786)	(358)	(19)	(19)
Income tax effect of above adjustments (1)	(18,737)	(17,871)	(15,453)	(19,538)
Total adjustments	$55,004	$52,306	$55,765	$63,338
Non-GAAP adjusted net income	$57,421	$64,289	$87,272	$80,301

Adjusted weighted-average shares — diluted (2)	39,446,458	39,075,703	39,439,890	40,076,457
Adjusted earnings per share (2)	$1.49	$1.68	$2.25	$2.04
(1)The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the adjustments that have a tax effect. The blended federal and state statutory rate for the three months ended March 31, June 30, September 30, and December 31, 2025 were 25.8%, 25.7%, 21.8%, and 25.5%, respectively. As such, the non-GAAP effective tax rates for the three months ended March 31, June 30, September 30, and December 31, 2025 were 25.4%, 25.5%, 21.7%, and 23.6%, respectively.
(2)Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for the convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense added-back to non-GAAP adjusted net income. For the three months ended March 31, June 30, September 30, and December 31, 2025, adjusted weighted-average shares – diluted includes 6,606,305 shares attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Our primary exposure to market risk is interest rate sensitivity in connection with our investment portfolio and the 2025 Term Loan. None of these market risk sensitive instruments are held for trading purposes.
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

As of December 31, 2025, our investment portfolio includes $119.4 million of cash equivalents and $155.4 million of marketable securities, which are primarily comprised of money market funds, commercial paper, corporate debt securities, and government-sponsored debt securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale and, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.
2025 Term Loan
The 2025 Term Loan bears interest at an annual rate equal to Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment ranging from 2.75% to 3.75%. The 2025 Term Loan is subject to quarterly amortization payments of the originally funded amount equal to 1.25% in each quarter of 2026, 1.875% in each quarter of 2027 and 2028, and 2.5% in each quarter of 2029 and 2030, with the remaining principal payable at maturity. Based on the outstanding principal amount of the 2025 Term Loan as of December 31, 2025 of $580.0 million, a hypothetical 1% increase or decrease in interest rates would increase or decrease future annual interest expense by approximately $5.8 million.
Item 8. Consolidated Financial Statements and Supplementary Data
Our Consolidated Financial Statements, together with the reports of our independent registered public accounting firms, begin on page F-1 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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
Based on our evaluation, and subject to the exclusion above, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Collegium Pharmaceutical, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Plans

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended December 31, 2025:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
David Dieter	Executive Vice President, General Counsel and Corporate Secretary	Adoption	December 8, 2025	X		March 31, 2026	28,683
Colleen Tupper	Executive Vice President and Chief Financial Officer	Adoption	November 17, 2025	X		October 30, 2026	55,175

(1) A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

Each Rule 10b5-1 trading arrangement described above was adopted in compliance with Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Other than the information regarding our executive officers provided in Part I of this report under the heading “Business — Our Executive Officers,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of the Shareholders.
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

Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the heading “Pay Versus Performance”), “Director Compensation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Election of Directors – Director Independence.”
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accountants’ Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures.”

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
Exhibits

Exhibit Number		Exhibit Description
2.1	†	Agreement and Plan of Merger, dated as of February 14, 2022, by and among Collegium Pharmaceutical, Inc., Bristol Acquisition Company, Inc. and BioDelivery Sciences International, Inc.	(1)
2.2	*	Agreement and Plan of Merger, dated as of July 28, 2024, by and among Collegium Pharmaceutical Inc., Ironshore Therapeutics Inc. and Shareholder Representative Services LLC	(2)
3.1	†	Third Amended and Restated Articles of Incorporation of Collegium Pharmaceutical, Inc.	(3)
3.2	†	Amended and Restated Bylaws of Collegium Pharmaceutical, Inc.	(4)
4.1	†	Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(5)
4.2	†	First Supplemental Indenture, dated as of February 13, 2020, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(5)
4.3	†	Form of certificate representing the 2.625% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2).	(5)
4.4	†	Indenture, dated as of February 10, 2023, between Collegium Pharmaceutical, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	(6)
4.5	†	Form of certificate representing the 2.875% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4).	(6)
4.6	†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(7)
10.1	†	Office Lease agreement by and between Campanelli-Trigate 100 TCD Stoughton, LLC, and Collegium Pharmaceutical, Inc as of March 23, 2018.	(8)
10.2	+†	2015 Employee Stock Purchase Plan.	(9)
10.3	+†	Performance Bonus Plan.	(10)
10.4(a)	+†	2025 Equity Incentive Plan	(19)
10.4(b)	+†	Form of Incentive Stock Option Award Agreement under the 2025 Equity Incentive Plan.	(20)
10.4(c)	+†	Form of Non-Qualified Stock Option Agreement under the 2025 Equity Incentive Plan.	(20)
10.4(d)	+†	Form of Restricted Stock Unit Award Agreement under the 2025 Equity Incentive Plan.	(20)
10.4(e)	+†	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2025 Equity Incentive Plan.	(20)
10.5	†	Form of Indemnification Agreement.	(10)
10.6	+†	Amended & Restated Employment Agreement, dated December 27, 2020, by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.	(12)
10.7	†	License Agreement (U.S.), dated as of January 13, 2015, by and among Grünenthal GmbH, Janssen Research & Development, LLC, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.	(13)
10.8	†	Consent Agreement, dated January 30, 2020, by and among Grünenthal GmbH, Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc.	(13)
10.9	†	Settlement Agreement, dated September 29, 2020, by and among Collegium Pharmaceutical, Inc. and Teva Pharmaceuticals USA, Inc.	(14)

10.10	+†	Employment Agreement, dated May 24, 2021, by and between Colleen Tupper and Collegium Pharmaceutical, Inc.	(15)
10.11	*	Credit Agreement, dated December 23, 2025, by and among Collegium Pharmaceutical, Inc., the lenders from time to time party thereto and Truist Bank, as administrative agent.
10.12	†*	Authorized Generic Agreement by and between Collegium Pharmaceutical Inc.and Hikma Pharmaceuticals USA Inc., dated April 26, 2024.	(16)
10.13	†	Exclusive License Agreement, dated April 4, 2019, between the Company and Shionogi, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by BDSI on March 9, 2022).	(17)
10.14	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Colleen Tupper.	(17)
10.15	+†	Amendment to Employment Agreement, dated January 20, 2022 by and between Collegium Pharmaceutical, Inc. and Scott Dreyer.	(17)
10.16	+†	Employment Agreement, dated March 23, 2022 by and between Collegium Pharmaceutical, Inc. and Thomas Smith.	(17)
10.17	+†	Employment Agreement, dated November 12, 2024 by and between Collegium Pharmaceutical, Inc. and Vikram Karnani.	(21)
10.18	+†	Employment Agreement, dated March 4, 2025, by and between David Dieter and Collegium Pharmaceutical, Inc.	(18)
19	†	Insider Trading Policy	(11)
21.1		Subsidiaries of Collegium Pharmaceutical, Inc.
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2		Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1		Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2		Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
97	†	Compensation Recovery Policy	(11)
101		The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________________
†Previously filed.
+Indicates management contract or compensatory plan.
*Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the Securities and Exchange Commission (“SEC”) upon request.
(1)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(2)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2024.
(3)Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the SEC on August 5, 2020.
(4)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2017.

(5)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2020.
(6)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2023.
(7)Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
(8)Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the SEC on May 9, 2018.
(9)Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-207744) filed with the SEC on November 2, 2015.
(10)Previously filed as an exhibit to the registrant’s Registration Statement on Form S-1/A (File No. 333-203208) filed with the SEC on April 27, 2015.
(11)Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.
(12)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2020.
(13)Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 7, 2020.
(14)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020.
(15)Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the SEC August 5, 2021.
(16)Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the SEC on August 8, 2024.
(17)Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC May 10, 2022.
(18)Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the SEC May 8, 2025.
(19)Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2025.
(20)Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-287838) filed with the SEC on June 6, 2025.
(21)Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

By: /s/ Vikram Karnani
Vikram Karnani
Chief Executive Officer

Signature	Title	Date

/s/ Vikram Karnani	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2026
Vikram Karnani

/s/ Colleen Tupper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
Colleen Tupper

/s/ Gino Santini	Chairman of the Board	February 26, 2026
Gino Santini

/s/ Rita Balice-Gordon, Ph.D.	Director	February 26, 2026
Rita Balice-Gordon, Ph.D.

/s/ Garen G. Bohlin	Director	February 26, 2026
Garen G. Bohlin

/s/ John A. Fallon, M.D.	Director	February 26, 2026
John A. Fallon, M.D.

/s/ John G. Freund, M.D.	Director	February 26, 2026
John G. Freund, M.D.

/s/ Nancy Lurker	Director	February 26, 2026
Nancy Lurker

/s/ Gwen Melincoff	Director	February 26, 2026
Gwen Melincoff

/s/ Carlos Paya	Director	February 26, 2026
Carlos Paya
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

COLLEGIUM PHARMACEUTICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Collegium Pharmaceutical, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Collegium Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue is recognized when control is transferred to the customer, which occurs upon delivery, and revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer (“transaction price”). The transaction price for product sales includes variable consideration related to sales deductions and a refund liability is established for estimated product returns. At the end of each reporting period, the Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration should be constrained). Variable consideration, including the risk of customer concessions, is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. The Company updates the measurement of the returns and the refund liability (the “return provision”) at the end of each reporting period for changes in expectations about the amount of returns and refunds with the corresponding adjustments recognized as revenue (or reductions of revenue).
Estimating the variable consideration and return provision requires significant judgment by management. Given the complexity and significant level of estimation uncertainty involved in calculating the return provision, our audit procedures in this area required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the return provision included the following, among others:
•We tested the effectiveness of controls over the measurement and recognition of the return provision.
•We evaluated the Company's methodology and significant assumptions made in developing the return provision.
•We tested the completeness and accuracy of the data underlying the measurement of the return provision.
•We tested the mathematical accuracy of management's underlying calculation of the return provision.
•We performed a retrospective review, comparing prior period product return estimates to actual product returns.
•We developed independent estimates of the return provision using historical sales and returns activity, product dating and expiration dates, and other information.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2026
We have served as the Company's auditor since 2016.

COLLEGIUM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$231,252	$70,565
Marketable securities	155,427	92,198
Accounts receivable, net	211,328	228,540
Inventory	40,912	35,560
Prepaid expenses and other current assets	32,642	30,394
Restricted cash	19,850	25,000
Total current assets	691,411	482,257
Property and equipment, net	12,013	14,329
Operating lease right-of-use assets	4,187	5,822
Intangible assets, net	669,510	891,402
Restricted cash	1,056	1,047
Deferred tax assets	112,539	98,033
Other noncurrent assets	20,193	8,368
Goodwill	145,925	162,333
Total assets	$1,656,834	$1,663,591
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,659	$3,934
Accrued liabilities	62,464	72,124
Accrued rebates, returns and discounts	318,266	338,642
Current portion of term notes payable	29,000	64,583
Current portion of operating lease liabilities	1,407	1,271
Business combination consideration payable	17,565	28,956
Deferred revenue	667	—
Total current liabilities	440,028	509,510
Term notes payable, net of current portion	542,112	550,733
Convertible senior notes	238,213	237,172
Operating lease liabilities, net of current portion	4,132	5,539
Deferred royalty obligation	121,563	120,613
Deferred revenue, net of current portion	9,111	10,000
Contingent consideration	—	1,182
Total liabilities	1,355,159	1,434,749
Commitments and contingencies (refer to Note 13)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 40,736,330 issued and 31,707,608 outstanding shares as of December 31, 2025 and 39,646,749 issued and 31,440,155 outstanding shares as of December 31, 2024	41	40
Additional paid-in capital	624,954	590,251
Treasury stock, at cost; 9,028,722 shares as of December 31, 2025 and 8,206,594 shares as of December 31, 2024	(222,510)	(197,505)
Accumulated other comprehensive income	319	55
Accumulated deficit	(101,129)	(163,999)
Total shareholders’ equity	301,675	228,842
Total liabilities and shareholders’ equity	$1,656,834	$1,663,591
The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Product revenues, net	$780,567	$631,449	$566,767
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	95,418	88,801	94,838
Intangible asset amortization	221,892	165,304	145,760
Total cost of product revenues	317,310	254,105	240,598
Gross profit	463,257	377,344	326,169
Operating expenses
Selling, general and administrative	284,803	210,363	159,208
Gain on fair value remeasurement of contingent consideration	(1,182)	(2,914)	—
Total operating expenses	283,621	207,449	159,208
Income from operations	179,636	169,895	166,961
Interest expense	(82,312)	(73,974)	(83,339)
Interest income	11,289	13,976	15,615
Loss on extinguishment of debt	(15,994)	(11,329)	(23,504)
Income before income taxes	92,619	98,568	75,733
Provision for income taxes	29,749	29,378	27,578
Net income	$62,870	$69,190	$48,155

Earnings per share — basic	$1.98	$2.14	$1.43
Weighted-average shares — basic	31,706,429	32,273,850	33,741,213

Earnings per share — diluted	$1.73	$1.86	$1.29
Weighted-average shares — diluted	39,701,693	40,424,180	41,788,125
The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$62,870	$69,190	$48,155
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	264	41	14
Total other comprehensive income	264	41	14
Comprehensive income	$63,134	$69,231	$48,169
The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	37,084,759	$37	$538,073	(3,235,823)	$(61,924)	$(281,344)	$—	$194,842
Exercise of common stock options	498,008	—	8,641	—	—	—	—	8,641
Issuance for employee stock purchase plan	26,505	—	460	—	—	—	—	460
Vesting of RSUs and PSUs	898,817	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(315,648)	—	(8,361)	—	—	—	—	(8,361)
Share repurchases	—	—	—	(3,088,069)	(75,457)	—	—	(75,457)
Exercise of warrant	—	—	27,136	—	—	—	—	27,136
Stock-based compensation	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	48,155	—	48,155
Balance as of December 31, 2023	38,192,441	38	565,949	(6,323,892)	(137,381)	(233,189)	14	195,431
Exercise of common stock options	502,688	1	10,245	—	—	—	—	10,246
Issuance for employee stock purchase plan	35,664	—	827	—	—	—	—	827
Vesting of RSUs and PSUs	1,481,823	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(565,867)	—	(19,170)	—	—	—	—	(19,170)
Share repurchases	—	—	—	(1,882,702)	(60,124)	—	—	(60,124)
Stock-based compensation	—	—	32,400	—	—	—	—	32,400
Other comprehensive income, net of tax	—	—	—	—	—	—	41	41
Net income	—	—	—	—	—	69,190	—	69,190
Balance as of December 31, 2024	39,646,749	40	590,251	(8,206,594)	(197,505)	(163,999)	55	228,842
Exercise of common stock options	244,245	—	4,280	—	—	—	—	4,280
Issuance for employee stock purchase plan	50,187	—	1,363	—	—	—	—	1,363
Vesting of RSUs and PSUs	1,205,901	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(410,752)	—	(12,846)	—	—	—	—	(12,846)
Share repurchases	—	—	—	(822,128)	(25,005)	—	—	(25,005)
Stock-based compensation	—	—	41,906	—	—	—	—	41,906
Other comprehensive income, net of tax	—	—	—	—	—	—	264	264
Net income	—	—	—	—	—	62,870	—	62,870
Balance as of December 31, 2025	40,736,330	$41	$624,954	(9,028,722)	$(222,510)	$(101,129)	$319	$301,675
The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIUM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net income	$62,870	$69,190	$48,155
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	221,892	165,304	145,760
Depreciation expense	4,182	3,856	3,496
Deferred income taxes	(25,657)	(26,814)	(2,153)
Stock-based compensation expense	41,906	32,400	27,136
Non-cash lease expense (benefit)	339	(94)	(280)
Loss on extinguishment of debt	15,994	11,329	23,504
Non-cash interest expense for amortization of debt discount and issuance costs	5,341	6,016	8,635
Non-cash interest expense for deferred royalty obligation	950	3,713	—
Net amortization of premiums and discounts on investments	(1,072)	(2,028)	(1,235)
Non-cash change in fair value of contingent consideration	(1,182)	(2,914)	—
Changes in operating assets and liabilities:
Accounts receivable	17,204	(4,414)	3,594
Inventory	(5,353)	13,927	14,169
Prepaid expenses and other assets	(7,968)	(14,070)	1,439
Accounts payable	6,718	(11,278)	5,061
Accrued liabilities	(9,495)	(39,530)	628
Accrued rebates, returns and discounts	2,851	387	(3,160)
Operating lease assets and liabilities	25	—	—
Deferred revenue	(222)	—	—
Net cash provided by operating activities	329,323	204,980	274,749
Investing activities
Acquisition of Ironshore (net of cash acquired)	—	(267,538)	—
Purchases of property and equipment	(1,740)	(1,652)	(461)
Purchases of marketable securities	(126,968)	(111,171)	(92,351)
Maturities and sales of marketable securities	65,176	92,602	22,000
Net cash used in investing activities	(63,532)	(287,759)	(70,812)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plans	1,363	827	460
Proceeds from the exercise of stock options	4,280	10,246	8,641
Payments made for employee stock tax withholdings	(12,846)	(19,170)	(8,361)
Repurchases of common stock	(25,104)	(60,025)	(75,000)
Repayment of term loans, including debt extinguishment costs	(635,558)	(107,813)	(162,500)
Proceeds from issuance of 2025 Credit Facility, net of debt discounts and issuance costs	565,175	—	—
Payments made for deferred purchase price for acquisition	(7,555)	—	—
Proceeds from term note modification, net of fees paid to lender	—	313,175	—
Proceeds from issuances of 2029 Convertible Notes, net of issuance costs	—	—	235,220
Repurchase of 2026 Convertible Notes, including premium	—	—	(138,638)
Redemption of 2026 Convertible Notes, including premium and redemption costs	—	(33,245)	—
Repayment of assumed debt from Ironshore Acquisition	—	(164,598)	—
Net cash used in financing activities	(110,245)	(60,603)	(140,178)

Net increase (decrease) in cash, cash equivalents and restricted cash	155,546	(143,382)	63,759
Cash, cash equivalents and restricted cash at beginning of year	96,612	239,994	176,235
Cash, cash equivalents and restricted cash at end of year	$252,158	$96,612	$239,994

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$231,252	$70,565	$238,947
Restricted cash	20,906	26,047	1,047
Total cash, cash equivalents and restricted cash	$252,158	$96,612	$239,994

Supplemental disclosure of cash flow information
Cash paid for interest	$68,760	$62,434	$73,256
Cash paid for income taxes	$60,041	$52,090	$24,205

Supplemental disclosure of non-cash activities
Acquisition of property and equipment in accounts payable and accrued liabilities	$319	$185	$176
Note issuance costs in accounts payable and accrued expenses	$271	$—	$—
Excise tax on share repurchases in accrued liabilities	$—	$99	$457
Acquisition date fair value of contingent consideration	—	4,096	—
Business combination consideration payable	—	28,956	—
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
There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2025 and 2024.
The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of December 31, 2025 and 2024.

	Total	Quoted Prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2025
Assets
Cash equivalents:
Money market funds	$119,363	$119,363	$—	$—
Marketable securities:
Corporate debt securities	140,261	—	140,261	—
U.S. Treasury Securities	2,959	—	2,959	—
Government-sponsored securities	5,000	—	5,000	—
Commercial paper	7,207	—	7,207	—
Total assets measured at fair value	$274,790	$119,363	$155,427	$—

December 31, 2024
Assets
Cash equivalents:
Money market funds	$36,153	$36,153	$—	$—
Commercial paper	1,993	—	1,993	—
Marketable securities:
Corporate debt securities	82,679	—	82,679	—
Government-sponsored securities	6,560	—	6,560	—
Commercial paper	2,959	—	2,959	—
Total assets measured at fair value	$130,344	$36,153	$94,191	$—
Liabilities
Contingent consideration	1,182	—	—	1,182
Total liabilities measured at fair value	$1,182	$—	$—	$1,182

Contingent Consideration

The Company’s contingent consideration liability is related to the Ironshore Acquisition in 2024. The Ironshore Acquisition included a contingent payment of $25,000 related to the achievement of a financial milestone based on net revenues of Jornay PM for the year ended December 31, 2025. The financial milestone was not met and no liability was recorded as of December 31, 2025.
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

Ironshore Acquisition Contingent Consideration
Balance as of December 31, 2023	$—
Acquisition date fair value	4,096
Gain on fair value remeasurement of contingent consideration	(2,914)
Balance as of December 31, 2024	$1,182
Gain on fair value remeasurement of contingent consideration	(1,182)
Balance as of December 31, 2025	$—
Assets and Liabilities Not Carried at Fair Value
Convertible Senior Notes
The Company’s convertible senior notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined based on data points using quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market.
As of December 31, 2025, the fair value of the Company’s convertible senior notes was $340,968 and the net carrying value was $238,213. As of December 31, 2024, the fair value of the Company’s convertible senior notes was approximately $266,184 and the net carrying value was $237,172.
Term Notes Payable
The Company’s term notes fall into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of December 31, 2025 and 2024, the carrying amount of the term notes reasonably approximated the estimated fair value.
Deferred Royalty Obligation
The Company’s deferred royalty obligation was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 15, Deferred Royalty Obligation, for more information.

As of December 31, 2025, the fair value of the deferred royalty obligation was approximately $137,634 and the net carrying value was $121,563. As of December 31, 2024, the carrying amount of the deferred royalty obligation reasonably approximated the estimated fair value. The deferred royalty obligation is considered a level 3 fair value measurement.

Other Assets and Liabilities
As of December 31, 2025, and 2024, the carrying amounts of the cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts, approximated the estimated fair values.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash deposits with a limited number of reputable and nationally recognized financial institutions. In addition, as of December 31, 2025, the Company’s cash equivalents were invested in money market funds. The Company has not experienced any material losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held.
Three customers comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2025 and 2024. These customers comprised 35%, 32%, and 29% of the accounts receivable balance as of December 31, 2025 and 37%, 33%, and 28% as of December 31, 2024.
These same three customers comprised 34%, 34%, and 29% of revenue during the year ended December 31, 2025; 33%, 33%, and 31% during the year ended December 31, 2024; and 33%, 32%, and 32% during the year ended December 31, 2023.
To date, the Company has not experienced any material credit losses with respect to the collection of its accounts receivable and has not recorded a material allowance for credit losses as of December 31, 2025 or 2024. The Company has no financial instruments with off balance sheet risk of loss.
Cash and Cash Equivalents
Cash and cash equivalents include cash in readily available checking and savings accounts, including bank deposits, investments in money market funds, and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.
Restricted Cash
Restricted cash is reported as non-current unless the restrictions are expected to be released in the next twelve months. Restricted cash as of December 31, 2025 and 2024 includes $19,850 and $25,000, respectively, of deposits into escrow at the closing of the Ironshore Acquisition, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Acquisition Date. The remaining amounts in restricted cash represent cash held in a depository account at a financial institution to collateralize conditional standby letters of credit for the Company’s lease of its corporate headquarters and its leases of vehicles for its field-based employees.
Marketable Securities
As of December 31, 2025 and 2024, the Company’s marketable securities consisted of investments in available-for-sale corporate debt, commercial paper, U.S. Treasury, and government-sponsored securities with readily determinable fair values. The Company classifies available-for-sale marketable securities as current assets on its consolidated balance sheets.
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

For available-for-sale debt securities with unrealized losses, the Company assesses whether a credit loss allowance is required using an expected loss model. This process involves evaluating whether the fair value of an investment is recoverable when compared to its amortized cost. If an increase in fair value is observed, the Company may reduce any previously recognized credit losses. In determining whether impairments are other-than-temporary, the Company considers its ability and intention to hold the investment until market price recovery, as well as issuer-specific credit ratings, historical losses, and current economic conditions. The Company generally intends to retain investments until their amortized cost is recovered and did not identify any investments with other-than-temporary impairment as of December 31, 2025 and 2024.
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
The acquisition method of accounting requires the recognition of assets acquired and liabilities assumed at their acquisition date fair values. The determination of the fair value may require the estimation of fair values based on non-observable inputs that are included in valuation models. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets and the deferred royalty obligation. The fair value of acquired inventory is based on inventory cost and other assumptions. The cash flow projections are based on management's estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and an appropriate discount rate.
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
Leases
The Company records lease assets and liabilities for lease arrangements exceeding a 12-month initial term. For operating leases, the Company records an initial lease liability equal to the present value of minimum lease payments to be made over the lease term discounted using the Company’s incremental borrowing rate and a corresponding lease right-to-use asset is recognized adjusted for incentives received and indirect costs. The Company records operating lease rent expense on a straight-line basis over the lease term in the statements of operations. Variable lease costs are not included in the measurement of the operating lease liability and are recognized in the period in which they are incurred. Leases with an initial term of 12 months or less, or short-term leases, are not recorded on the Company’s consolidated balance sheets. The Company does not have any financing lease arrangements.

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

Deferred Royalty Obligation
The Company’s deferred royalty obligation liability is a debt obligation of Ironshore that was assumed as part of the Ironshore Acquisition. The deferred royalty obligation relates to royalty payments on revenue of Jornay PM that are paid to former Ironshore debtholders in exchange for preacquisition funding provided to Ironshore.
The Company accretes the deferred royalty obligation to the estimated future royalty payments over the life of the agreement and records the accretion as interest expense using the effective interest rate. The carrying value of the obligation decreases for royalty payments made based upon the actual Jornay PM revenue and related royalty payments.
The effective interest rate is calculated based on current estimates of future royalty payments over the life of the agreement. To the extent estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is different than previous estimates, the Company accounts for any such changes by adjusting the effective interest rate on a prospective basis, which will adjust future interest expense. Refer to Note 15, Deferred Royalty Obligation, for more information.
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
Advertising and Product Promotion Costs
Advertising and product promotion costs are included in selling, general and administrative expenses and were $27,779, $10,663, and $7,406 in the years ended December 31, 2025, 2024, and 2023, respectively. Advertising and product promotion costs are expensed as incurred.
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
The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more-likely-than-not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and the absence of carryback available from results of recent operations.

The Company records uncertain tax positions on the basis of a two-step process whereby: (i) management determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company will recognize interest and penalties related to uncertain tax positions within income tax expense. Any accrued interest and penalties will be included within the related tax liability.
Earnings per Share
Basic earnings per share is calculated by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted earnings per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security. For purposes of the diluted earnings per share calculation, stock options, restricted stock units, performance share units, shares potentially issuable in connection with the employee stock purchase plan and convertible senior notes are considered potentially dilutive securities and included to the extent that their addition is not antidilutive.
Embedded Derivatives
Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s term notes and convertible notes (refer to Note 14, Debt) contain certain features that are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and through December 31, 2025 were not material. Should the Company’s assessment of the probabilities around these scenarios change, including due to changes in market conditions, there could be a change to the fair value.
Recently Adopted Accounting Pronouncements
New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. The Company adopted this new guidance prospectively in the year ended December 31, 2025. The adoption of this standard did not to have a material impact on the Company’s consolidated financial statements, and the Company has provided enhanced disclosures as required in Note 19, Income Taxes.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories for the years ended December 31, 2025, 2024, and 2023, respectively:

	Rebates and Incentives (1)	Product Returns (2)	Trade Allowances and Chargebacks (3)
Balance as of December 31, 2022	$156,937	$73,554	$22,058
Provision related to current period sales	424,013	41,993	149,976
Changes in estimate related to prior period sales	(4,802)	4,268	555
Credits/payments made	(426,322)	(42,310)	(151,672)
Balance as of December 31, 2023	$149,826	$77,505	$20,917
Acquired from Ironshore	43,065	67,859	4,993
Provision related to current period sales	445,875	55,211	179,314
Changes in estimate related to prior period sales	372	1,962	(86)
Credits/payments made	(447,630)	(55,403)	(166,626)
Balance as of December 31, 2024	$191,508	$147,134	$38,512
Provision related to current period sales	479,683	69,287	214,129
Ironshore measurement period adjustments	616	(23,843)	7
Changes in estimate related to prior period sales	(3,053)	(8,758)	287
Credits/payments made	(498,162)	(36,146)	(220,785)
Balance as of December 31, 2025	$170,592	$147,674	$32,150
(1)Provisions for rebates and incentives includes managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s consolidated balance sheets.
(2)Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(3)Provisions for trade allowances and chargebacks include fees for distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s consolidated balance sheets.
Disaggregation of Revenue

The Company discloses disaggregated revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As such, the Company disaggregates its product revenues, net from contracts with customers by product, as disclosed in the table below.

	Years Ended December 31,
	2025	2024	2023
Belbuca	$221,653	$211,269	$182,095
Xtampza ER	199,308	191,330	177,374
Jornay PM	148,857	37,239	—
Nucynta IR	115,312	100,740	108,150
Nucynta ER	80,985	75,767	82,653
Symproic and other	14,452	15,104	16,495
Total product revenues, net	$780,567	$631,449	$566,767
The Company began recognizing revenue from Jornay PM in September 2024 following the acquisition of Ironshore. Refer Note 4, Acquisition, for further information.

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
The Company’s contract liability relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (see Note 4, Acquisition). The contract provides Knight the right to sell Jornay PM in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The up-front payment will be recognized as revenue as product sales are made over the term of the contract. Product shipments commenced during the three months ended September 30, 2025 and $222 was included in product revenues, net during the year ended December 31, 2025.

4. Acquisition
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
The acquisition consideration includes payments for the Ironshore equity and assumption of certain of its debt. The Company deposited $25,000 into escrow at closing, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Acquisition Date. In the three months ended March 31, 2025, the adjustments related to working capital and cash were finalized and settled, resulting in a $3,836 reduction in the amount due to the former Ironshore equity holders. In the three months ended June 30, 2025, the Company was required to pay $7,000 to former Ironshore equity holders as the Company had the opportunity to recover certain acquired deposits as specified in the Merger Agreement, which was due no later than 225 days from the Acquisition Date. The Company also agreed to pay a $25,000 contingent payment upon the achievement of a financial milestone based on net revenues of Jornay PM for the year ended December 31, 2025, which was not achieved.
As of December 31, 2025, approximately $17,565 is due to the former Ironshore equity holders recorded as deferred business combination consideration payable and $19,850 remains in escrow recorded as restricted cash. This amount remains unpaid due to the indemnification obligations in the Ironshore Acquisition and the ongoing North Sound Pharmaceutical (“NSP”) arbitration (refer to Note 13, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information).
The fair value of the total consideration was approximately $306,104 consisting of the following (in thousands):

Fair Value of Purchase Price Consideration	Amount
Fair value of purchase price consideration paid at closing:
Initial cash consideration	$276,888
Deferred payments and contingent consideration:
Cash held in escrow related to indemnification and other settlements	18,120
Other deferred consideration	7,000
Fair value of contingent consideration	4,096
Total purchase consideration	$306,104
The Company accounted for the Ironshore Acquisition as a business combination and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its financial statements following the Acquisition Date.

The preliminary purchase price was based on estimates, assumptions, valuations and other studies, which were finalized within the measurement period, no later than one year after the Acquisition Date. Measurement period adjustments were recognized subsequent to the preliminary estimates. During the year ended December 31, 2025, the Company recognized measurement period adjustments to decrease accrued rebates, returns, and discounts by $23,227, goodwill by $16,048, deferred tax assets by $11,039, and certain other accounts by $502. During the year ended December 31, 2024, the Company recognized measurement period adjustments to increase accrued rebates, returns, and discounts by $31,298, deferred tax assets by $15,368, goodwill by $16,374 and certain other accounts by $444.
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
The valuation of the acquired intangible asset and assumed deferred royalty obligations relies on significant unobservable inputs. The Company used an income approach to value the acquired intangible asset. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 7.7 years (refer to Note 11, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment of $10,700 to record inventory from its historic cost to fair value. The assumed senior secured notes payable and borrowings were settled immediately after the close of the acquisition, resulting in a loss in debt extinguishment of $4,145 in the year ended December 31, 2024.
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
The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Ironshore. The summary pro forma financial information primarily reflects the following pro forma adjustments:
•Employee severance-related expense of $10,360 was reflected as of January 1, 2023;
•The Company’s acquisition-related transaction costs of $9,046 were reflected as of January 1, 2023;
•Additional amortization expense from the acquired intangibles;
•Additional cost of product revenues related to the step-up basis in inventory to record inventory at fair value;
•Adjustments to the Company’s interest expense related to additional borrowings on the 2024 Term Loan as defined in Note 14, Debt, and elimination of certain Ironshore debt.
In addition, all of the above adjustments were adjusted for the applicable tax impact.
Acquisition Related Expenses
In the years ended December 31, 2025 and 2024, the Company incurred $4,175 and $24,329 respectively, of acquisition related expenses as a result of the Ironshore Acquisition and the substantial majority were included in Selling, general, and administrative expense in the consolidated statements of operations. These costs included transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition; employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, Ironshore directors and officers insurance purchased at the closing of the Ironshore Acquisition, legal defense expenses for the NSP arbitration that was acquired from Ironshore and relates to acts that occurred prior to Collegium’s acquisition of Ironshore (refer to Note 13, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information), and miscellaneous other acquisition expenses incurred, including integration consulting expenses, expenses related to exiting contracts acquired from Ironshore, and expenses associated with maintaining the escrow account related to the Ironshore Acquisition.
The Company expects to incur additional acquisition related expenses in 2026 relating to the NSP arbitration acquired from Ironshore and expenses associated with maintaining the escrow account related to the Ironshore Acquisition.

	Years Ended December 31,
	2025	2024
Employee-related expenses	$515	$10,360
Transaction costs	38	9,046
Ironshore directors and officers insurance	—	1,090
Legal defense expenses for NSP arbitration acquired from Ironshore	1,748	—
Other acquisition expenses	1,874	3,833
Total acquisition related expenses	$4,175	$24,329

5. Licenses Agreements
The Company periodically enters into license agreements to develop and commercialize its products. Amounts owed under these agreements may require estimates and other judgments related to contractual requirements, which creates uncertainty over the ultimate amount that would be paid under these arrangements. Contractual amounts due are accrued based on the Company's interpretation.
Grünenthal License
In connection with the acquisition of the Nucynta Products from Assertio Therapeutics, Inc. (the “Nucynta Acquisition”), the Company assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products through the acquisition of a license from Grünenthal Gmbh (“Grünenthal”) (the “Grünenthal License”).
Pursuant to the Grünenthal License, the Company is obligated to make royalty payments directly to Grünenthal at a rate of 14% or 7% of Net Sales (as defined therein) of the Nucynta Products, with the applicable rate determined based on the timing of certain patent expirations. These royalty obligations continue through the contractual royalty term, unless earlier terminated. Upon expiration of the Grünenthal License, the Company will retain a fully paid up, non-exclusive license to make, use and sell the Nucynta Products under the Grünenthal Patents (as defined therein) in the United States.
During the year ended December 31, 2025, the Company recognized a $3,058 charge related to the Company’s license agreement with Grünenthal, which was paid in October 2025. The charge related to the timing of royalty payments due under the license agreement, as confirmed through an arbitration process, and was included in cost of product revenues. The payment is contingently recoverable through reduced royalty payments when product returns are settled. Recoveries will be recognized within cost of product revenues when realized.
Shionogi License and Supply Agreement
Prior to the Company's acquisition of BioDelivery Sciences International, Inc. ("BDSI") in March 2022 (the "BDSI Acquisition"), BDSI and Shionogi Inc. (“Shionogi”) entered into an exclusive license agreement (the “Shionogi License Agreement”) for the commercialization of Symproic in the United States including Puerto Rico (the “Shionogi Territory”) for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain (the “Shionogi Field”).
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

The following table presents the computations of basic and dilutive earnings per common share:

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income	$62,870	$69,190	$48,155
Adjustment for interest expense recognized on convertible senior notes, net of tax	6,007	5,863	5,889
Net income — diluted	$68,877	$75,053	$54,044
Denominator:
Weighted-average shares outstanding — basic	31,706,429	32,273,850	33,741,213
Effect of dilutive securities:
Stock options	243,041	369,662	271,540
Restricted stock units	1,017,568	1,064,851	714,190
Performance share units	128,350	109,512	267,761
Convertible senior notes	6,606,305	6,606,305	6,793,421
Weighted average shares outstanding — diluted	39,701,693	40,424,180	41,788,125

Earnings per share — basic	$1.98	$2.14	$1.43
Earnings per share — diluted	$1.73	$1.86	$1.29
The Company has the option to settle the conversion obligation for its convertible senior notes in cash, shares or a combination of the two. The Company uses the if-converted method for the convertible senior notes.
The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Years Ended December 31,
	2025	2024	2023
Stock options	130,344	130,344	259,405
Restricted stock units	26,765	232,269	31,050
Performance share units	217,490	232,572	308,680
Employee stock purchase plan	37,593	17,946	18,591
For performance share units, these securities were excluded from the calculation of diluted earnings per share as the performance-based or market-based vesting conditions were not met as of the end of the reporting period. All other securities presented in the table above were excluded from the calculation of diluted earnings per share as their inclusion would have had an antidilutive effect.

7. Marketable Securities
Available-for-sale debt securities were classified on the consolidated balance sheets at fair value as follows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$—	$1,993
Marketable securities	155,427	92,198
Total	$155,427	$94,191
Available-for-sale debt securities consisted of the following:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$139,833	$487	$(59)	$140,261
U.S. Treasury securities	2,957	2	—	2,959
Government-sponsored securities	4,999	2	(1)	5,000
Commercial paper	7,206	1	—	7,207
Total	$154,995	$492	$(60)	$155,427

December 31, 2024
Corporate debt securities	$82,611	$161	$(93)	$82,679
U.S. Treasury securities	—	—	—	—
Government-sponsored securities	6,572	—	(12)	6,560
Commercial paper	4,953	1	(2)	4,952
Total	$94,136	$162	$(107)	$94,191
The contractual maturities of available-for-sale debt securities were as follows:

	December 31, 2025	December 31, 2024
Matures within one year	$52,078	$50,469
Matures after one year through five years	103,349	43,722
Total	$155,427	$94,191
Sales of marketable securities during the year ended December 31, 2025 were immaterial. There were no sales of marketable securities during the years ended December 31, 2024 or 2023. Net realized holding gains or losses for the period that have been previously included in accumulated other comprehensive income were not material.
The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the year ended December 31, 2025 or 2024. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company did not hold any securities with other-than-temporary impairment as of December 31, 2025 or 2024.

8. Inventory
Inventory consisted of the following:

	Years Ended December 31,
	2025	2024
Raw materials	$18,963	$12,531
Work in process	15,094	13,163
Finished goods	20,869	17,812
Total inventory	$54,926	$43,506
Long-term inventory is included in other noncurrent assets in the Company’s consolidated balance sheet.
The balance sheet classification of inventory consisted of the following:

	Years Ended December 31,
	2025	2024
Inventory	$40,912	$35,560
Other noncurrent assets	14,014	7,946
Total inventory	$54,926	$43,506
During the years ended December 31, 2025, 2024, and 2023 the expenses related to excess and obsolete inventory that were recorded as a component of cost of product revenues were $725, $866, and $1,624, respectively.
9. Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	Years Ended December 31,
	2025	2024
Prepaid co-pay program incentives	$12,163	$9,282
Prepaid regulatory fees	7,960	7,270
Other prepaid expenses	6,243	4,757
Other current assets	3,239	2,742
Prepaid income taxes	2,478	3,071
Prepaid insurance	559	632
Manufacturing deposits	—	2,640
Prepaid expenses and other current assets	$32,642	$30,394
Other noncurrent assets consisted of the following:

	Years Ended December 31,
	2025	2024
Long-term inventory	$14,014	$7,946
Deferred debt discounts and issuance costs for 2025 Credit Facility	6,175	—
Other	4	422
Other noncurrent assets	$20,193	$8,368

10. Property and Equipment
Property and equipment consisted of the following:

	Years Ended December 31,
	2025	2024
Computers and office equipment	$2,837	$3,437
Laboratory equipment	417	436
Furniture and fixtures	1,154	1,154
Manufacturing equipment	21,170	20,803
Leasehold improvements	1,231	1,231
Construction-in-process	1,746	802
Total property and equipment	28,555	27,863
Less: accumulated depreciation	(16,542)	(13,534)
Property and equipment, net	$12,013	$14,329
Depreciation expense related to property and equipment amounted to $4,182, $3,856, and $3,496 for the years ended December 31, 2025, 2024, and 2023, respectively.
11. Goodwill and Intangible Assets
The Company performed the annual impairment review as of October 1, 2025 and concluded that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.
The following tables summarizes the changes in the carrying amount of goodwill:

Amount
Balance as of December 31, 2023	$133,857
Goodwill resulting from Ironshore Acquisition	28,476
Balance as of December 31, 2024	$162,333
Measurement period adjustments from Ironshore Acquisition	(16,408)
Balance as of December 31, 2025	$145,925
The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay PM	$635,000	$(111,072)	$523,928	$635,000	$(27,242)	$607,758
Belbuca	360,000	(284,607)	75,393	360,000	(209,214)	150,786
Nucynta Products (1)	521,170	(493,478)	27,692	521,170	(438,094)	83,076
Symproic	70,000	(27,503)	42,497	70,000	(20,218)	49,782
Total intangibles	$1,586,170	$(916,660)	$669,510	$1,586,170	$(694,768)	$891,402

The following table presents amortization expense recognized in cost of product revenues for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Jornay PM	$83,830	$27,242	$—
Belbuca	75,393	75,393	75,393
Nucynta Products (1)	55,384	55,384	63,082
Symproic	7,285	7,285	7,285
Total amortization expense	$221,892	$165,304	$145,760
(1)During the year ended December 31, 2023, the United States Food and Drug Administration (“FDA”) granted New Patient Population exclusivity in pediatrics for Nucynta IR which extends the period of U.S. exclusivity for Nucynta IR to July 3, 2026, resulting in an extension of the estimated useful life of the underlying intangible asset from 8.0 years to 8.5 years.
As of December 31, 2025, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay PM	Belbuca	Nucynta Products	Symproic	Total
2026	$83,829	$75,393	$27,692	$7,285	$194,199
2027	83,829	—	—	7,285	91,114
2028	83,829	—	—	7,285	91,114
2029	83,829	—	—	7,285	91,114
2030	83,829	—	—	7,285	91,114
Thereafter	104,783	—	—	6,072	110,855
Remaining amortization expense	$523,928	$75,393	$27,692	$42,497	$669,510
12. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2025	2024
Accrued interest	$12,023	$6,146
Accrued bonuses	9,172	8,399
Accrued royalties	7,987	13,120
Accrued product taxes and fees	7,732	6,660
Accrued incentive compensation	3,714	4,054
Accrued payroll and related benefits	3,382	4,589
Accrued income taxes	3,297	8,525
Accrued sales and marketing	3,039	4,398
Accrued inventory	2,809	6,073
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	2,435	3,044
Accrued audit and legal	1,703	1,848
Accrued severance expense related to Ironshore Acquisition	—	510
Accrued other operating costs	5,171	4,758
Total accrued liabilities	$62,464	$72,124

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
On February 2, 2026, Grünenthal GMBH filed a complaint in the United States District Court for the District of New Jersey for patent infringement naming as defendants the Company along with Hikma Pharmaceuticals USA Inc. and Hikma Pharmaceuticals PLC (collectively “Hikma”). The complaint alleges that a future launch of an authorized generic to the Company’s Nucynta ER by Hikma will occur and that such a launch would infringe two patents owned by Grünenthal and licensed by the Company. The complaint further alleges that the Company has or will infringe the patents by contributing to or inducing direct infringement by Hikma. The patents are United States Patent Nos. 8,536,130 and 11,344,512, both listed in the Orange Book for Nucynta ER. Hikma has requested that the Company defend and indemnify Hikma with respect to the complaint.

The Company has licensed the rights to make, sell, and have sold Nucynta ER in the United States from Grünenthal (among other rights) and believes that it has all necessary rights to make and sell the authorized generic product to Hikma.
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
On January 13, 2017, Aquestive filed a complaint in the District Court for the District of New Jersey against BDSI alleging Belbuca also infringed the ’167 Patent. On March 8, 2023, the parties filed a stipulation of dismissal after agreeing to settle the dispute. Under the terms of the settlement agreement, BDSI resolved both the Bunavail and Belbuca litigations in exchange for a one-time, lump-sum payment of $8,500 to Aquestive, which was recognized as an expense included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023.
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
BDSI previously determined to voluntarily supplement the Schedule 14D-9 with certain supplemental disclosures set forth in BDSI’s Schedule 14D-9 filed with the SEC on March 11, 2022 (the “Supplemental Disclosures”). The Company and BDSI believe that the Supplemental Disclosures mooted all allegations or concerns raised in the Merger Litigations, Inspection Letters, and Demand Letters. While the Company intends to defend vigorously against the remaining Merger Litigations, Inspection Letters, and Demand Letters, the outcome of such matters is uncertain.
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
Alvogen sent the Company a new notice letter, received on June 9, 2025, claiming that its buprenorphine film products do not infringe the ’539 patent. The letter did not dispute the ’866 patent, which remains valid and infringed by Alvogen until 2027. In response, on July 22,2025, BDSI filed a motion to enforce the January 21, 2022 Final Judgement, concerning Alvogen’s infringement of the ’539 patent. The Court denied this motion on January 12, 2026 on procedural grounds. Additionally, on July 24, 2025, BDSI filed a patent infringement lawsuit based on the new notice letter, triggering a thirty-month stay on FDA approval. The complaint was served on October 20, 2025. A trial date has been set for April 12, 2027. The Company remains firmly committed to defending its intellectual property rights against Alvogen. The Company plans to litigate this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.
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
On August 24, 2022, the Court instructed the parties to update the Court at such time as the FDA addresses Chemo's July 29, 2022, response to the FDA. On February 8, 2023, the Court denied Chemo’s request for a trial date in the spring, and again instructed the parties to update the Court at such time as the FDA addresses Chemo’s July 29, 2022, response to the FDA. Chemo received a complete response letter with respect to its July 29, 2022, ANDA in April 2023. Chemo submitted a further amended ANDA to FDA in September 2023. On May 30, 2024, the parties submitted a Joint Status Report to the Court providing that Chemo received a fourth Complete Response Letter on March 27, 2024. On February 7, 2025, the parties submitted a Joint Status Report to the Court providing that Chemo received a fifth Complete Response Letter in January 2025.
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
Walgreen Co. v. Collegium Pharmaceutical, Inc. (Xtampza ER and the Nucynta Products)
Walgreen Co. (“Walgreens”) filed a lawsuit in June 2025 in the United States District Court for the Northern District of Illinois, alleging that Collegium owes more than $14,000 in credits for product returned or attempted to be returned between 2020 and 2023 pursuant to Collegium’s returns policy. Walgreens alleges that the returns policy constitutes a contract between Walgreens and Collegium and seeks to plead claims for breach of contract and, in the alternative, unjust enrichment. Collegium filed a motion to dismiss on August 12, 2025. The Court stayed party discovery pending the outcome of the motion to dismiss but allowed third-party written discovery to commence. On February 18, 2026, the Court granted Collegium’s motion to dismiss for lack of personal jurisdiction and ordered Walgreens to file an amended complaint that cures the jurisdictional defect by March 11, 2026. Collegium has tendered its defense to a third party which has agreed to defend and indemnify Collegium, subject to a reservation of rights. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

14. Debt
2022 Term Loan
On March 22, 2022, in connection with the closing of the BDSI Acquisition, the Company entered into an Amended and Restated Loan Agreement, by and among the Company, BioPharma Credit PLC, as collateral agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (investment funds managed by Pharmakon Advisors, LP), as the lenders (collectively “Pharmakon”) (the “2022 Loan Agreement”). The 2022 Loan Agreement provided for a $650,000 secured term loan (the “2022 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes outstanding and fund a portion of the consideration to be paid to complete the BDSI Acquisition.
2024 Term Loan
On July 28, 2024, in connection with the announcement of the Ironshore Acquisition, the Company entered into a Second Amended and Restated Loan Agreement, by and among the Company and Pharmakon (the “2024 Loan Agreement”), pursuant to which the 2022 Term Loan was refinanced in full. The 2024 Loan Agreement provided for a $645,833 secured term loan (the “2024 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes outstanding from the existing 2022 Term Loan and fund a portion of the consideration to be paid to complete the Ironshore Acquisition. The 2024 Loan Agreement was accounted for as a debt modification and transaction fees of $619 were expensed. In connection with the 2024 Loan Agreement, the Company paid loan commitment and other fees to the lender of $11,825, which together with preexisting debt issuance costs and note discounts of $4,192 were amortized over the term of the loan using the effective interest rate. The net proceeds of the loan modification were $313,175.
2025 Credit Facility
On December 23, 2025, the Company entered into a Credit Agreement by and among the Company, the lenders from time to time party thereto and Truist Bank, as administrative agent (the “2025 Credit Agreement”). The 2025 Credit Agreement provides for (i) a $580,000 term loan (the “2025 Term Loan”), (ii) $300,000 of delayed draw term loan commitments (the “Delayed Draw Term Loan”), and (iii) a $100,000 revolving credit facility (the “Revolver”) (collectively, the “2025 Credit Facility”). The 2025 Term Loan was used to repay in full the remaining outstanding obligations under the 2024 Term Loan and to pay fees and expenses relating to the entry into the Credit Agreement and the remainder for general corporate purposes. The 2025 Credit Facility is guaranteed by certain of the Company’s material subsidiaries and secured by substantially all of the assets of the Company and such material subsidiaries.
The repayment of the 2024 Term Loan was accounted for as a debt extinguishment. The loss on extinguishment was $15,994, consisting of previously unamortized debt discount and issuance costs of $10,123 and debt extinguishment costs of $5,871.
The 2025 Credit Facility is scheduled to mature on December 23, 2030. If both (i) the aggregate principal amount outstanding under the 2029 Convertible Notes is more than $50,000 as of November 18, 2028 and (ii) Liquidity (as defined in the 2025 Credit Agreement, which includes cash, cash equivalents, marketable securities, and undrawn Revolver amounts) is less than $350,000 minus any permanent prepayments or repurchases of the 2029 Convertible Notes, then the 2025 Credit Facility will mature on November 18, 2028. The Company is obligated to repay the loans under the 2025 Credit Agreement (i) in scheduled quarterly installments, commencing on March 31, 2026, and (ii) upon certain customary prepayment triggers (subject to customary reinvestment rights). The Company may repay the loans under the 2025 Credit Agreement at its option at any time without premium or penalty.
In connection with the issuance of the 2025 Credit Facility, the Company paid commitment and other fees to the lenders of $14,378 and incurred debt issuance costs of $719. The $15,097 of debt discounts and issuance costs were then allocated to each of the components of the 2025 Credit Facility proportionally based on commitment amounts, resulting in $8,935 being allocated to the 2025 Term Loan, $4,622 being allocated to the Delayed Draw Term Loan, and $1,540 being allocated to the Revolver. The debt discounts and issuance costs allocated to the 2025 Term Loan were recorded as a direct deduction of the carrying amount of the 2025 Term Loan and are amortized over the term of the loan using the effective interest rate. The debt discounts and issuance costs allocated to the Delayed Draw Term Loan were recorded to other noncurrent assets. When the Delayed Draw Term Loan is issued, a proportionate amount of the capitalized cost will be reclassified as a direct deduction of the carrying amount of the issued Delayed Draw Term Loan. The debt discounts and issuance costs allocated to the Revolver were recorded to other noncurrent assets and amortized the deferred debt issuance costs ratably over the term of the Revolver, regardless of whether there are any outstanding borrowings on the Revolver.
The 2025 Term Loan, Delayed Draw Term Loan and the Revolver will bear interest at an annual rate equal to the term Secured Overnight Financing Rate (“SOFR”) plus a spread based on the Company’s First Lien Net Leverage Ratio (as defined in the 2025 Credit Agreement) ranging from 2.75% to 3.75%. The Delayed Draw Term Loan and Revolver are also subject to fees on the undrawn amounts of 0.30% to 0.50% per annum.
The 2025 Credit Agreement contains customary representations, events of default and covenants for a syndicated credit facility. The 2025 Credit Agreement includes quarterly financial covenants, consisting of a first lien secured net leverage ratio maintenance covenant (allowing the Company to net up to $250,000 of unrestricted cash and cash equivalents) and a fixed charge coverage ratio maintenance covenant. The 2025 Credit Agreement also contains certain covenants and obligations that limit the Company’s ability to incur additional indebtedness or liens, make acquisitions or other investments or dispose of assets outside the ordinary course of business, or make restricted payments, among others. Failure to comply with these covenants would constitute an event of default under the 2025 Credit Agreement, notwithstanding the Company’s ability to meet its debt service obligations.

The following table presents the total interest expense recognized related to the 2025 Credit Facility, 2024 Term Loan, and the 2022 Term Loan during the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Contractual interest expense	$54,090	$54,915	$67,499
Amortization of debt issuance costs	4,294	4,908	7,468
Total interest expense	$58,384	$59,823	$74,967
As of December 31, 2025, the effective interest rate on the 2025 Term Loan was 6.9%.

As of December 31, 2025, future principal repayments under the 2025 Term Loan are as follows:

Years ended December 31,	Principal Payments
2026	$29,000
2027	43,500
2028	43,500
2029	58,000
2030	406,000
Total before unamortized discount and issuance costs	$580,000
Less: unamortized discount and issuance costs	(8,888)
Total term notes	$571,112
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
Holders of the 2029 Convertible Notes may convert all or any portion of their 2029 Convertible Notes, in multiples of $1 principal amount, at their option only under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on June 30, 2023, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the “trading price” per $1 principal amount of the 2029 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
(3)upon the occurrence of certain corporate events or distributions on the Company’s common stock;
(4)if the Company calls any or all of the 2029 Convertible Notes for redemption, but only with respect to the 2029 Convertible Notes called for redemption; or
(5)at any time from, and including, November 15, 2028 until the close of business on the scheduled trading day immediately before the maturity date.
As of December 31, 2025, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.
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
(1)each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and
(2)the trading day immediately before the date the Company sends such notice.
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
The 2029 Convertible Notes are classified on the consolidated balance sheets as of December 31, 2025 as convertible senior notes.
As of December 31, 2025, the convertible senior notes outstanding consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(3,287)
Net carrying amount	$238,213
The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.28%. As of December 31, 2025, the if-converted value exceeded the remaining principal amount of the 2029 Convertible Notes.
The following table presents the total interest expense recognized related to the 2026 Convertible Notes and 2029 Convertible Notes during the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Contractual interest expense	$6,943	$7,258	$7,206
Amortization of debt issuance costs	1,041	1,109	1,166
Total interest expense	$7,984	$8,367	$8,372
As of December 31, 2025, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2026	$6,943
2027	6,943
2028	6,943
2029	244,972
Total minimum payments	$265,801
Less: interest	(24,301)
Less: unamortized issuance costs	(3,287)
Convertible Notes carrying value	$238,213
15. Deferred Royalty Obligation
The Company’s deferred royalty obligation is a debt obligation of Ironshore that was assumed as part of the Ironshore Acquisition. The deferred royalty obligation relates to royalty payments on net sales of Jornay PM that are paid to former Ironshore debtholders in exchange for funding provided to Ironshore. The royalty rate was 7.4% for net sales prior to July 1, 2025 and 9.7% thereafter through March 2032. The royalty payments are an unsecured obligation of the Company and there are no financial covenants or other restrictive covenants. The royalty payments are due semi-annually in February and August of each year based on the sales of Jornay PM in the prior six-month period.
The effective interest rate as of December 31, 2025 was approximately 11.8%.

A rollforward of the deferred royalty obligation is as follows:

Deferred Royalty Obligation
Acquired balance as of September 3, 2024	$116,900
Net accretion	3,713
Balance as of December 31, 2024	$120,613
Net accretion	950
Balance as of December 31, 2025	$121,563
The total interest expense recognized related to the deferred royalty obligation during years ended December 31, 2025 and 2024 was $14,573 and $5,795, respectively. Total royalty payments made under the agreement during the year ended December 31, 2025 were $8,582 and were recorded as a reduction to accrued interest. The Company did not make any royalty payments during the year ended December 31, 2024.
16. Leases
Operating Lease Arrangements
The Company's operating lease arrangements primarily consist of leases for office space, including the lease for its corporate headquarters in Stoughton, Massachusetts (the “Stoughton Lease”).
The Stoughton Lease was entered into in March 2018 and commenced in August 2018. This lease encompasses approximately 50,678 square feet and is for an initial 10-year term, with options for two additional five-year extensions. The initial annual base rent is $1,214, subject to annual increases between 2.5% to 3.1%. As of December 31, 2025, the operating lease asset related to the Stoughton Lease was $4,166 and operating lease liability related to the Stoughton Lease was $5,011.
In connection with the Ironshore Acquisition, the Company acquired an operating lease for the former U.S. headquarters of Ironshore pursuant to which the Company leases 8,817 of rentable square feet of space in Durham, North Carolina (the “Ironshore Lease”). The Ironshore Lease continues through February 2028. In the year ended December 31, 2025, the Company concluded that the right-of-use asset associated with the Ironshore Lease was impaired, and the Company recognized an impairment expense of $575 within selling, operating and administrative expense.
As of December 31, 2025 and 2024, the Company's operating lease assets totaled $4,187 and $5,822, respectively, and operating lease liabilities totaled $5,539 and $6,810, respectively. This primarily relates to the Company’s corporate headquarters lease in Stoughton, Massachusetts and the Ironshore Lease.
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

Variable Lease Costs
Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor.
The components of lease cost for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$1,447	$1,444	$1,306
Short-term lease cost	2,753	1,474	1,446
Variable lease cost	1,761	913	565
Total lease cost	$5,961	$3,831	$3,317
The lease term and discount rate for operating leases for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Weighted-average remaining lease term — operating leases (years)	3.6	4.6
Weighted-average discount rate — operating leases	6.6%	6.6%
Other information related to operating leases for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating leases liabilities	$1,683	$1,538	$1,585
Leased assets obtained in exchange for new operating lease liabilities	—	—	—
The Company’s aggregate future minimum lease payments for its operating leases, including embedded operating lease arrangements, as of December 31, 2025, are as follows:

Years ended December 31,	Lease Payments
2026	$1,728
2027	1,750
2028	1,572
2029	1,167
Total minimum lease payments	$6,217
Less: Present value discount	678
Present value of lease liabilities	$5,539
17. Equity
Common Stock
In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31st of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s Board of Directors prior to January 1st). The Plan expired on May 11, 2025 and on May 15, 2025, the Company’s shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), under which an aggregate of 1,600,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus (i) shares of common stock that remained available for grants under the Plan as of its expiration and (ii) any shares of common stock subject to outstanding grants under the Plan that terminate, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the Plan. As of December 31, 2025, there were 3,398,762 shares of common stock available for issuance pursuant to the 2025 Plan. The 2025 Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period of service and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. The Company’s RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service. Upon termination, unvested RSUs are forfeited immediately. Refer to Note 18, Stock-based Compensation, for more information.
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
In May 2024, the Company’s Board of Directors authorized an ASR program to repurchase $35,000 of the Company’s common stock, as part of the 2024-2025 Repurchase Program. Under the terms of the Company’s ASR agreement with an investment bank, the Company paid $35,000 on May 13, 2024, and received 888,889 shares, representing 80% of the upfront payment on a price per share of $31.50, the closing price on the date the agreement was executed. The remaining shares purchased by the Company were based on the volume-weighted average price of its common stock through July 31, 2024, minus an agreed upon discount between the parties. In July 2024, the ASR agreement settled and the Company received an additional 173,659 shares, bringing the total shares repurchased pursuant to the ASR agreement to 1,062,548.
In May 2025, the Company’s Board of Directors authorized an ASR program to repurchase $25,000 of the Company’s common stock as part of the 2024-2025 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $25,000 on May 9, 2025, and received 692,281 shares, representing 80% of the upfront payment on a price per share of $28.89, the closing price on the date the agreement was executed. The remaining shares to be purchased by the Company was to be based on the volume-weighted average price of its common stock through July 29, 2025, minus an agreed upon discount between the parties. In July 2025, the ASR agreement settled and the Company received an additional 129,847 shares, bringing the total shares repurchased pursuant to the ASR agreement to 822,128.
The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contracts, which represented the remaining shares to be delivered by the investment bank, were recorded as a reduction to stockholders’ equity. Both forward contracts associated with this ASR agreement were settled and not outstanding as of December 31, 2025.
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
The Company has not yet repurchased shares under the 2025-2026 Repurchase Program. Thus, $150,000 remained available for share repurchases under the 2025-2026 Repurchase Program as of December 31, 2025.
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
A summary of the Company’s PSUs activity for the year ended December 31, 2025 and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	329,652	$39.04
Granted	151,466	40.28
Vested	(163,423)	32.08
Forfeited	(38,862)	43.59
Performance adjustment	34,809	29.74
Outstanding as of December 31, 2025	313,642	$41.65
The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the years ended December 31, 2025, 2024, and 2023 was $40.28, $44.15, and $38.71, respectively. The total fair value of PSUs vested (measured on the date of vesting) for the years ended December 31, 2025, 2024, and 2023 was $4,925, $17,433, and $5,970, respectively.
For the years ended December 31, 2025, 2024, and 2023, the stock-based compensation expense for PSUs was $6,040, $5,037, and $7,037 respectively.
As of December 31, 2025, the unrecognized compensation cost related to performance share units was $5,412 and is expected to be recognized as expense over approximately 1.7 years.
Restricted Stock Units
A summary of the Company’s RSUs activity for the year ended December 31, 2025 and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	2,483,342	$28.27
Granted	1,450,557	30.40
Vested	(1,042,478)	27.33
Forfeited	(274,096)	30.63
Outstanding as of December 31, 2025	2,617,325	$29.57
The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2025, 2024, and 2023 was $30.40, $34.33, and $26.25, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2025, 2024, and 2023 was $32,904, $32,792, and $17,677, respectively.
As of December 31, 2025, the unrecognized compensation cost related to RSUs was $48,555 and is expected to be recognized as expense over approximately 1.9 years.

Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2025 and related information is as follows:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	803,406	$20.84	4.4	$6,634
Exercised	(244,245)	17.52
Outstanding as of December 31, 2025	559,161	$22.29	3.9	$13,425
Exercisable as of December 31, 2025	461,403	$20.36	2.9	$11,970
The Company did not grant stock options during the years ended December 31, 2025 and 2023. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option granted in the year ended December 31, 2024 were as follows:

	Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	—%	4.4%	—%
Volatility	—%	51.7%	—%
Expected term (years)	—	6.1	—
Expected dividend yield	—%	—%	—%
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
Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have sufficient levels of historical exercise behavior through December 31, 2025, it determined the expected term assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.
Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.
The Company did not grant stock options during the years ended December 31, 2025 and 2023. The weighted-average grant date fair value of stock options granted for the year ended December 31, 2024 was $17.10. The total intrinsic value of stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $4,514, $6,833, and $4,786, respectively.
As of December 31, 2025, the unrecognized compensation cost related to outstanding options was $1,597 and is expected to be recognized as expense over approximately 2.9 years.

Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan allows employees as designated by the Company’s Board of Directors to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the year ended December 31, 2025, 50,187 shares of common stock were purchased for total proceeds of $1,363. As of December 31, 2025, there were 2,791,393 shares of common stock authorized for issuance pursuant to the employee stock purchase plan. The compensation expense for the years ended December 31, 2025, 2024, and 2023 was $582, $310, and $209 respectively.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 was $41,906, $32,400, and $27,136, respectively, and was recorded as a component of selling, general and administrative expense within the consolidated statements of operations.
As of December 31, 2025, there was approximately $55,564 of unrecognized compensation expense related to unvested PSUs, RSUs, and options, which is expected to be recognized as expense over a weighted average period of approximately 1.9 years.

19. Income Taxes
The Company's income before tax is all related to domestic operations.
Income taxes paid, net of refunds received consisted of the following:

Year Ended December 31, 2025
Federal	$49,788
State	10,253
Total income taxes paid, net of refunds received	$60,041

No individual jurisdiction other than federal accounted for more than 5% of total taxes paid, net of refunds received.

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Current provision:
Federal	$44,063	$45,343	$21,504
State	11,343	10,849	8,227
	55,406	56,192	29,731
Deferred benefit:
Federal	$(21,098)	$(23,977)	$(1,401)
State	(4,559)	(2,837)	(752)
	(25,657)	(26,814)	(2,153)
Provision for income taxes	$29,749	$29,378	$27,578

The following is a reconciliation of income tax expense with income taxes at the U.S. statutory rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory rate	$19,450	21.0%
State and local income tax, net of federal income tax effect (1)	4,670	5.0%
Nontaxable or nondeductible items
Nondeductible officer compensation	3,296	3.6%
Stock compensation	(1,377)	(1.5)%
Other	2,242	2.4%
Other adjustments	1,468	1.6%
Total effective tax rate	$29,749	32.1%
(1) - For the period presented, state income taxes in Georgia, New York, California, Massachusetts, Florida, and Colorado comprise the majority of state income taxes.

During the year ended December 31, 2025, the effective tax rate was impacted by permanent differences, including nondeductible officer compensation and excess benefits from stock compensation. Other nontaxable or nondeductible items primarily relate to nondeductible meals expense, nondeductible Branded Prescription Drug fees, and provision-to-return adjustments. Other adjustments primarily relate to prior period adjustments to income taxes payable.

A reconciliation of income tax expense for the years ended December 31, 2024 and 2023 computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Years Ended December 31,
	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
Change resulting from:
State income tax, net of federal benefit	5.5	4.9
Permanent difference - debt extinguishment	1.7	7.1
Permanent differences - all other	1.1	1.3
Stock compensation	0.8	1.0
Change in tax rates and other	(0.7)	0.4
Change in valuation allowance	0.4	0.7
Effective income tax rate	29.8%	36.4%
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

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$17,954	$26,586
Research and development credits	898	1,238
Operating lease liabilities	1,308	1,604
Accrued rebates, returns and discounts	34,808	45,774
Stock-based compensation	8,451	7,621
Accrued liabilities and other	7,685	8,791
Capitalized research and development	—	468
Intangible assets	45,467	37,928
Deferred royalty obligation	30,398	28,712
Gross deferred tax assets:	146,969	158,722
Valuation allowance	(5,289)	(6,498)
Total deferred tax assets:	141,680	152,224
Deferred tax liabilities:
Debt discount	—	(45)
Operating lease right-of-use assets	(989)	(1,372)
Intangible assets	(25,997)	(49,964)
Property and equipment	(2,155)	(2,810)
Total deferred tax liabilities:	(29,141)	(54,191)
Net deferred tax assets	$112,539	$98,033
The Company provides a valuation allowance when it is more-likely-than-not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carryback opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company maintains a partial valuation against its federal and state net operating losses and federal R&D credits as of December 31, 2025 and 2024. The valuation allowance was $5,289 and $6,498 as of December 31, 2025 and 2024, respectively, and reflects limitations based on the Company’s ability to use such assets prior to expiration. The change in the valuation allowance decreased the provision for income taxes by $23 in the year ended December 31, 2025 and increased the provision for income taxes by $431 and $527 in the years ended December 31, 2024 and 2023, respectively.
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
As of December 31, 2025, the Company had gross U.S. federal net operating loss carryforwards of $66,588, of which $24,600 arose prior to 2018 and are available to offset future taxable income, if any, through 2037. The remaining $41,988 are available for an indefinite period. As of December 31, 2024, the Company had gross U.S. federal net operating loss carryforwards of $102,148.
As of December 31, 2025 and 2024, the Company also had gross U.S. state net operating loss carryforwards of $192,380 and $198,986, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2042.

As of December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of approximately $680 and $1,025, respectively.
The Company has completed studies to assess the impact of ownership changes, if any, on the Company’s ability to use its NOL and tax credit carryovers as defined under Section 382 of the Internal Revenue Code (“IRC 382”). The Company concluded that there were ownership changes that occurred during the years 2006, 2012 and 2015 that would be subject to IRC 382 limitations. The Company acquired $234,675 of net operating loss carryforward from the BDSI Acquisition. The Company concluded that there were ownership changes for BDSI that occurred during the years 2006 and 2022 that would be subject to IRC 382 limitations. These IRC 382 annual limitations may limit the Company’s ability to use pre-ownership change federal NOL carryovers and pre-ownership change federal tax credit carryovers. As of December 31, 2025, remaining net operating losses of $66,588 are subject to limitation.
The Company files income tax returns in the United States and in several states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 through December 31, 2025. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.
The Company has not recognized deferred tax assets for certain federal and state research and development credits related to uncertain tax positions, and that is included in the tabular rollforward of uncertain tax positions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Years Ended December 31,
	2025	2024	2023
Gross UTB Balance as of January 1	$11,306	$11,306	$11,400
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions related to acquisitions	—	—	—
(Reductions) additions for tax positions of prior years	(806)	—	(94)
Gross UTB Balance as of December 31	$10,500	$11,306	$11,306

Net UTB impacting the effective tax rate as of December 31 excluding valuation allowance impacts, if any	$10,469	$11,275	$11,275
As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions. During the years ended December 31, 2025, 2024 and 2023, no interest or penalties related to uncertain tax positions have been recognized in the Company’s statements of operations.
20. Employee Benefits
The Company has a retirement savings plan, which is qualified under section 401(k) of the Code, for its employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service annual limits. Employees become eligible to participate starting on the first day of employment. The Company is not required to contribute to this plan. Total expense for contributions made by the Company for the years ended December 31, 2025, 2024 and 2023 was $3,461, $1,945, and $1,759, respectively.
21. Segment Information
The Company’s product portfolio includes Jornay PM, Belbuca, Xtampza ER, Nucynta IR and Nucynta ER, and Symproic. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The CODM is the Chief Executive Officer. As the internal reporting is based on the consolidated results, the Company has identified one operating and reportable segment and the measure of segment profit or loss is consolidated net income. The CODM uses net income to assess actual results and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.
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
The table below provides information about the Company’s segment, including segment expenses, and a reconciliation to net income:

	Years Ended December 31,
	2025	2024	2023
Product revenues, net	$780,567	$631,449	$566,767

Cost of product revenues (excluding intangible asset amortization)	95,418	88,801	94,838
Intangible asset amortization	221,892	165,304	145,760
Commercial expenses	161,495	91,225	68,513
Corporate expenses	45,550	33,702	32,322
Medical expenses	29,754	23,905	20,737
Technical operations expenses	526	1,751	2,000
Stock-based compensation expense	41,906	32,400	27,136
Other segment items (1)	4,390	24,466	8,500
Interest expense	82,312	73,974	83,339
Interest income	(11,289)	(13,976)	(15,615)
Loss on extinguishment of debt	15,994	11,329	23,504
Provision for income taxes	29,749	29,378	27,578
Net income	$62,870	$69,190	$48,155
(1)– Other segment expenses are primarily acquisition-related expenses, expenses related to the Company’s CEO and other executive transitions, litigation settlements, and fair value remeasurement of contingent consideration.
Depreciation expense was $4,182, $3,856 and $3,496 in the years ended December 31, 2025, 2024 and 2023, respectively. Intangible asset amortization was $221,892, $165,304 and $145,760 in the years ended December 31, 2025, 2024 and 2023, respectively.

22. Unaudited Quarterly Operating Results
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Product revenues, net	$177,757	$188,000	$209,361	$205,449
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	24,960	24,143	24,717	21,598
Intangible asset amortization	55,473	55,473	55,473	55,473
Total cost of product revenues	80,433	79,616	80,190	77,071
Gross profit	97,324	108,384	129,171	128,378
Operating expenses
Selling, general and administrative	76,423	73,637	67,103	67,640
Gain on fair value remeasurement of contingent consideration	(786)	(358)	(19)	(19)
Total operating expenses	75,637	73,279	67,084	67,621
Income from operations	21,687	35,105	62,087	60,757
Interest expense	(20,790)	(20,463)	(21,767)	(19,292)
Interest income	2,225	2,383	3,116	3,565
Loss on extinguishment of debt	—	—	—	(15,994)
Income before income taxes	3,122	17,025	43,436	29,036
Provision for income taxes	705	5,042	11,929	12,073
Net income	$2,417	$11,983	$31,507	$16,963

Earnings per share — basic	$0.08	$0.38	$1.00	$0.54
Weighted-average shares — basic	31,793,739	31,810,612	31,571,410	31,652,987

Earnings per share — diluted	$0.07	$0.34	$0.84	$0.46
Weighted-average shares — diluted	32,840,153	39,075,703	39,439,890	40,076,457

Year Ended December 31, 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Product revenues, net	$144,923	$145,276	$159,301	$181,949
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	18,950	19,955	21,706	28,190
Intangible asset amortization	34,517	34,515	40,801	55,471
Total cost of product revenues	53,467	54,470	62,507	83,661
Gross profit	91,456	90,806	96,794	98,288
Operating expenses
Selling, general and administrative	41,982	43,335	61,955	63,091
Gain on fair value remeasurement of contingent consideration	—	—	—	(2,914)
Total operating expenses	41,982	43,335	61,955	60,177
Income from operations	49,474	47,471	34,839	38,111
Interest expense	(17,339)	(15,587)	(18,394)	(22,654)
Interest income	4,487	4,397	3,280	1,812
Loss on extinguishment of debt	—	(7,184)	(4,145)	—
Income before income taxes	36,622	29,097	15,580	17,269
Provision for income taxes	8,909	9,491	6,245	4,733
Net income	$27,713	$19,606	$9,335	$12,536

Earnings per share — basic	$0.86	$0.60	$0.29	$0.39
Weighted-average shares — basic	32,326,589	32,433,025	32,259,468	32,078,621

Earnings per share — diluted	$0.71	$0.52	$0.27	$0.36
Weighted-average shares — diluted	41,438,466	40,383,694	40,163,266	40,109,649