Form 10-Q
period 2026-03-31
COLLEGIUM PHARMACEUTICAL, INC
filed 2026-05-07
CIK 1267565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 32,433,779 shares of Common Stock, $0.001 par value per share, outstanding.

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
•the announcement and pendency of our acquisition of AZSTARYS®;
•our ability to complete our announced acquisition of AZSTARYS®, successfully integrate AZSTARYS® into our organization following closing, and realize the anticipated benefits associated with the acquisition;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$268,648	$231,252
Marketable securities	153,105	155,427
Accounts receivable, net	228,762	211,328
Inventory	42,741	40,912
Prepaid expenses and other current assets	32,562	32,642
Restricted cash	19,850	19,850
Total current assets	745,668	691,411
Property and equipment, net	11,661	12,013
Operating lease assets	3,975	4,187
Intangible assets, net	614,037	669,510
Restricted cash	1,058	1,056
Deferred tax assets	113,567	112,539
Other noncurrent assets	16,064	20,193
Goodwill	145,925	145,925
Total assets	$1,651,955	$1,656,834
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,828	$10,659
Accrued liabilities	58,148	62,464
Accrued rebates, returns and discounts	317,691	318,266
Current portion of term notes payable	32,625	29,000
Current portion of operating lease liabilities	1,449	1,407
Business combination consideration payable	17,565	17,565
Deferred revenue	667	667
Total current liabilities	434,973	440,028
Term notes payable, net of current portion	531,723	542,112
Convertible senior notes	238,472	238,213
Operating lease liabilities, net of current portion	3,787	4,132
Deferred royalty obligation	121,634	121,563
Deferred revenue, net of current portion	8,944	9,111
Total liabilities	1,339,533	1,355,159
Commitments and contingencies (refer to Note 17)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 41,435,691 issued and 32,406,969 outstanding shares as of March 31, 2026 and 40,736,330 issued and 31,707,608 outstanding shares as of December 31, 2025	41	41
Additional paid-in capital	621,743	624,954
Treasury stock, at cost; 9,028,722 shares as of March 31, 2026 and December 31, 2025	(222,510)	(222,510)
Accumulated other comprehensive (loss) income	(219)	319
Accumulated deficit	(86,633)	(101,129)
Total shareholders’ equity	312,422	301,675
Total liabilities and shareholders’ equity	$1,651,955	$1,656,834
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Product revenues, net	$193,520	$177,757
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	20,801	24,960
Intangible asset amortization	55,473	55,473
Total cost of product revenues	76,274	80,433
Gross profit	117,246	97,324
Operating expenses
Selling, general and administrative	86,350	76,423
Gain on fair value remeasurement of contingent consideration	—	(786)
Total operating expenses	86,350	75,637
Income from operations	30,896	21,687
Interest expense	(15,862)	(20,790)
Interest income	3,706	2,225
Income before income taxes	18,740	3,122
Provision for income taxes	4,244	705
Net income	$14,496	$2,417

Earnings per share — basic	$0.45	$0.08
Weighted-average shares — basic	32,087,472	31,793,739

Earnings per share — diluted	$0.40	$0.07
Weighted-average shares — diluted	40,065,665	32,840,153
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$14,496	$2,417
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities, net of tax	(538)	186
Total other comprehensive (loss) income	(538)	186
Comprehensive income	$13,958	$2,603
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$14,496	$2,417
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	55,473	55,473
Depreciation expense	463	1,091
Deferred income taxes	(968)	(539)
Stock-based compensation expense	10,880	11,524
Non-cash lease benefit	(91)	(30)
Non-cash interest expense for amortization of debt discount and issuance costs	819	1,367
Net accretion for deferred royalty obligation	71	909
Net amortization of premiums and discounts on investments	(178)	(324)
Change in fair value of contingent consideration	—	(786)
Changes in operating assets and liabilities:
Accounts receivable	(17,434)	(170)
Inventory	(1,829)	(1,658)
Prepaid expenses and other assets	4,132	(10,272)
Accounts payable	(3,827)	13,919
Accrued liabilities	(4,152)	(17,673)
Accrued rebates, returns and discounts	(575)	150
Deferred revenue	(167)	—
Net cash provided by operating activities	57,113	55,398
Investing activities
Purchases of property and equipment	(270)	(798)
Purchases of marketable securities	(18,109)	(25,890)
Maturities of marketable securities	20,006	17,008
Net cash provided by (used in) investing activities	1,627	(9,680)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	947	506
Proceeds from the exercise of stock options	394	1,552
Payments made for employee stock tax withholdings	(15,433)	(10,593)
Repayment of term notes	(7,250)	(16,146)
Payments made for deferred purchase price for acquisition	—	(555)
Net cash used in financing activities	(21,342)	(25,236)

Net increase in cash, cash equivalents and restricted cash	37,398	20,482
Cash, cash equivalents and restricted cash at beginning of period	252,158	96,612
Cash, cash equivalents and restricted cash at end of period	$289,556	$117,094

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$268,648	$96,192
Restricted cash	20,908	20,902
Total cash, cash equivalents and restricted cash	$289,556	$117,094

Supplemental disclosure of cash flow information
Cash paid for interest	$22,109	$21,694
Cash paid for income taxes	$44	$2,456

Supplemental disclosure of non-cash activities
Acquisition of property and equipment included in accrued liabilities	$207	$—
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share amounts)
1. Nature of Business
Collegium Pharmaceutical, Inc. (the “Company” or “Collegium”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company’s mission is to build a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. The Company’s product portfolio includes Jornay PM, Belbuca, Xtampza ER, Nucynta ER, Nucynta IR, Nucynta ER Authorized Generic (“AG”), and Nucynta IR AG (collectively the “Nucynta Products”), and Symproic.
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
In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Estimates in the Company’s Condensed Consolidated Financial Statements include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of products, estimates related to the fair value of assets acquired and liabilities assumed in business combinations, including acquired intangible assets and the fair value of inventory acquired, estimates utilized in the ongoing valuation of inventory related to potential unsaleable product, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of goodwill and intangible assets, future payments under the deferred royalty obligation, and deferred tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).
There were no significant changes in the Company’s significant accounting policies from those described in the Company’s Annual Report.

Recently Adopted Accounting Pronouncements
New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.
The Company has not been required to adopt any accounting standards that had a significant impact on its Condensed Consolidated Financial Statements during the three months ended March 31, 2026.
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
Provision and Allowance Activity
The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the three months ended March 31, 2026 and 2025:

	Rebates and Incentives (1)	Product Returns (2)	Trade Allowances and Chargebacks (3)
Balance as of December 31, 2025	$170,592	$147,674	$32,150
Provision related to current period sales	133,543	20,991	56,266
Changes in estimate related to prior period sales	(4,292)	(3,818)	115
Credits/payments made	(137,522)	(9,477)	(59,226)
Balance as of March 31, 2026	$162,321	$155,370	$29,305

	Rebates and Incentives (1)	Product Returns (2)	Trade Allowances and Chargebacks (3)
Balance as of December 31, 2024	$191,508	$147,134	$38,512
Provision related to current period sales	119,726	17,212	50,169
Acquired from Ironshore	638	(14,765)	—
Changes in estimate related to prior period sales	1,675	(1,782)	303
Credits/payments made	(125,261)	(11,420)	(60,861)
Balance as of March 31, 2025	$188,286	$136,379	$28,123
(1)Provisions for rebates and incentives include managed care rebates, government rebates and co-pay program incentives. Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Condensed Consolidated Balance Sheets.
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

	Three Months Ended March 31,
	2026	2025
Belbuca	$52,649	$51,658
Xtampza ER	50,769	47,642
Jornay PM	38,893	28,539
Nucynta IR	26,078	27,417
Nucynta ER	18,233	19,686
Symproic	4,194	2,815
Nucynta ER AG	1,446	—
Nucynta IR AG	1,258	—
Total product revenues, net	$193,520	$177,757
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
The Company’s contract liability relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (see Note 4, Acquisition). The contract provides Knight the right to sell Jornay PM in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The up-front payment will be recognized as revenue as product sales are made over the term of the contract. Product shipments commenced during the three months ended September 30, 2025. During the three months ended March 31, 2026, the Company recognized $167 of revenues, which was previously included in the deferred revenue balance at the beginning of the period.
4. Acquisition
AZSTARYS® Acquisition
On March 19, 2026, the Company entered into an Equity Purchase Agreement (the “Azstarys Purchase Agreement”) with Corium Therapeutics Holdings, LLC and Corium, LLC. Pursuant to the terms of the Azstarys Purchase Agreement, the Company will acquire AZSTARYS®, a central nervous system stimulant prescription medicine used for the treatment of ADHD, further expanding the Company's commercial presence in neuropsychiatry, for $650 million in cash (the “Azstarys Acquisition”), subject to customary purchase price adjustments. The Azstarys Purchase Agreement also provides for potential regulatory and commercial milestone payments of up to $135 million in the aggregate in cash to be made to Corium, LLC upon the achievement of such milestones. The all-cash upfront consideration is expected to be funded by a combination of the Company’s existing cash and borrowings under the Delayed Draw Term Loan provided for in the Company's 2025 Credit Facility (as defined below). The transaction is expected to close in the second quarter of 2026, subject to satisfaction of closing conditions.

As of March 31, 2026, the Company has incurred $5,106 of acquisition-related expenses in connection with the Azstarys Purchase Agreement, which are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations, and primarily consisted of legal, financial advisory, and other consulting fees. The Company expects to incur additional acquisition-related expenses relating to banking, legal, financial advisory, regulatory fees, integration-related expenses, and miscellaneous other acquisition-related expenses during the remainder of 2026.

Ironshore Acquisition
On September 3, 2024, the Company closed its acquisition of Ironshore Therapeutics, Inc. (“Ironshore”) (the “Ironshore Acquisition”). Ironshore had developed and obtained commercial approval to market Jornay PM in the United States. The Ironshore Acquisition was completed to expand the Company’s business beyond pain management and establish a commercial presence in neuropsychiatry via the attention deficit hyperactivity disorder (“ADHD”) market. The Company obtained control through the acquisition of shares in an all-cash transaction which closed on September 3, 2024.
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
As of March 31, 2026, approximately $17,565 is due to the former Ironshore equity holders recorded as deferred business combination consideration payable and $19,850 remains in escrow recorded as restricted cash. This amount remains unpaid due to the indemnification obligations in the Ironshore Acquisition and the ongoing North Sound Pharmaceutical (“NSP”) arbitration (refer to Note 17, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information).
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
The valuation of the acquired intangible assets and assumed deferred royalty obligation relies on significant unobservable inputs. The Company used an income approach to value the acquired intangible asset. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 7.7 years (refer to Note 10, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment of $10,700 to record inventory from its historic cost to fair value. The assumed senior secured notes payable and borrowings were settled immediately after the close of the acquisition, resulting in a loss in debt extinguishment of $4,145 in the year ended December 31, 2024.
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

Acquisition Related Expenses
In the three months ended March 31, 2026 and 2025, the Company incurred $1,069 and $1,289 respectively, of acquisition related expenses as a result of the Ironshore Acquisition and the substantial majority were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. These expenses included transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition; employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, Ironshore directors and officers insurance purchased at the closing of the Ironshore Acquisition, legal defense expenses for the NSP arbitration that was acquired from Ironshore and relates to acts that occurred prior to Collegium’s acquisition of Ironshore (refer to Note 17, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information), and miscellaneous other acquisition expenses incurred, including integration consulting expenses, and expenses related to exiting contracts acquired from Ironshore, and expenses associated with maintaining the escrow account related to the Ironshore Acquisition.
The Company expects to incur additional acquisition related expenses in 2026 relating to the NSP arbitration acquired from Ironshore and expenses associated with maintaining the escrow account related to the Ironshore Acquisition.

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Legal defense expenses for NSP arbitration acquired from Ironshore	$1,059	$—
Employee-related expenses	—	515
Transaction costs	—	38
Other acquisition expenses	10	736
Total acquisition related expenses	$1,069	$1,289
5. Licenses Agreements
The Company periodically enters into license agreements to develop and commercialize its products. Amounts owed under these agreements may require estimates and other judgments related to contractual requirements, which creates uncertainty over the ultimate amount that would be paid under these arrangements. Contractual amounts due are accrued based on the Company's interpretation of the relevant contract terms and underlying facts and circumstances, including an assessment of available evidence and the associated uncertainty.

Grünenthal License
In connection with the acquisition of the Nucynta Products from Assertio Therapeutics, Inc. (the “Nucynta Acquisition”), the Company assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products through the acquisition of a license from Grünenthal Gmbh (“Grünenthal”) (the “Grünenthal License”).
Pursuant to the Grünenthal License, the Company is obligated to make royalty payments directly to Grünenthal at rates of up to 14% of Net Sales (as defined therein) of the Nucynta Products, with the applicable rate determined based on the timing of certain patent expirations and when generic equivalents enter the market. These royalty obligations continue through the contractual royalty term, unless earlier terminated. Upon expiration of the Grünenthal License, the Company will retain a fully paid up, non-exclusive license to make, use and sell the Nucynta Products under the Grünenthal Patents (as defined therein) in the United States.
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
The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$14,496	$2,417
Adjustment for interest expense on convertible senior notes, net of tax	1,497	—
Net income - diluted	$15,993	$2,417
Denominator:
Weighted-average shares outstanding — basic	32,087,472	31,793,739
Effect of dilutive securities:
Stock options	225,871	249,447
Restricted stock units	1,145,268	796,967
Employee stock purchase plan	749	—
Convertible senior notes	6,606,305	—
Weighted average shares outstanding — diluted	40,065,665	32,840,153

Earnings per share — basic	$0.45	$0.08
Earnings per share — diluted	$0.40	$0.07

The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Stock options	130,344	130,344
Restricted stock units	748,211	228,999
Performance share units	459,982	313,642
Employee stock purchase plan	—	32,579
Convertible notes	—	6,606,305
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
There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2026 and 2025.

The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of March 31, 2026 and December 31, 2025:

	Total	Quoted Prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2026
Assets
Cash equivalents:
Money market funds	$62,853	$62,853	$—	$—
U.S. Treasury securities	2,246	—	2,246	—
Commercial paper	1,990	—	1,990	—
Marketable securities:
Corporate debt securities	140,117	—	140,117	—
U.S. Treasury securities	6,993	—	6,993	—
Government-sponsored securities	3,998	—	3,998	—
Commercial paper	1,997	—	1,997	—
Total assets measured at fair value	$220,194	$62,853	$157,341	$—

December 31, 2025
Cash equivalents:
Money market funds	$119,363	$119,363	$—	$—
Marketable securities:
Corporate debt securities	140,261	—	140,261	—
U.S. Treasury securities	2,959	—	2,959	—
Government-sponsored securities	5,000	—	5,000	—
Commercial paper	7,207	—	7,207	—
Total assets measured at fair value	$274,790	$119,363	$155,427	$—
Assets and Liabilities Not Carried at Fair Value
Convertible Senior Notes
The Company’s convertible senior notes are considered Level 2 financial liabilities. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of March 31, 2026, the fair value of the Company’s 2.875% convertible senior notes due in 2029 was $281,348 and the net carrying value was $238,472.
Term Notes Payable
The Company’s term notes are considered Level 2 financial liabilities. The fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of March 31, 2026, the carrying amount of the term notes reasonably approximated the estimated fair value.
Deferred Royalty Obligation
The Company’s deferred royalty obligation liability was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 14, Deferred Royalty Obligation, for more information.
The deferred royalty obligation is considered a level 3 fair value measurement. The fair value of the Company’s deferred royalty obligation was approximately $140,781 as of March 31, 2026 and a net carrying value of $121,634.

Other Assets and Liabilities
As of March 31, 2026, and December 31, 2025, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.
8. Marketable Securities
Available-for-sale debt securities were classified on the Condensed Consolidated Balance Sheets at fair value as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$4,236	$—
Marketable securities	153,105	155,427
Total	$157,341	$155,427
The following table summarizes the available-for-sale securities held as of March 31, 2026 and December 31, 2025:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$140,276	$178	$(337)	$140,117
U.S. Treasury securities	9,242	—	(3)	9,239
Government-sponsored securities	4,000	—	(2)	3,998
Commercial paper	3,988	—	(1)	3,987
Total	$157,506	$178	$(343)	$157,341

December 31, 2025
Corporate debt securities	$139,833	$487	(59)	140,261
U.S. Treasury securities	2,957	2	—	2,959
Government-sponsored securities	4,999	2	(1)	5,000
Commercial paper	7,206	1	—	7,207
Total	$154,995	$492	$(60)	$155,427
The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Matures within one year	$54,704	$52,078
Matures after one year through five years	102,637	103,349
Total	$157,341	$155,427
The unrealized losses on the Company’s available-for-sale securities were immaterial as of March 31, 2026 and December 31, 2025. In addition, there were no sales of marketable securities during the three months ended March 31, 2026.

The Company did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities during the three months ended March 31, 2026. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To assess whether an impairment is other-than-temporary, the Company evaluates whether it has the ability and intent to hold the investment until recovery in market value, whether evidence supporting recovery of the investment’s amortized cost outweighs evidence to the contrary, and whether the decline in fair value below amortized cost is material. The Company did not hold any securities with other-than-temporary impairment as of March 31, 2026 and December 31, 2025.
9. Inventory
Inventory as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$20,046	$18,963
Work in process	11,212	15,094
Finished goods	21,197	20,869
Total inventory	$52,455	$54,926
Long-term inventory is included in other noncurrent assets in the Company’s Condensed Consolidated Balance Sheet.
The balance sheet classification of inventory consisted of the following:

	March 31, 2026	December 31, 2025
Inventory	$42,741	$40,912
Other noncurrent assets	9,714	14,014
Total inventory	$52,455	$54,926
10. Goodwill and Intangible Assets
As of March 31, 2026 and December 31, 2025, the Company’s goodwill balance was $145,925. The Company’s goodwill resulted from the Ironshore Acquisition on September 3, 2024 and the acquisition of BioDelivery Sciences International, Inc. (“BDSI”) (the “BDSI Acquisition”) on March 22, 2022.
The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay PM	$635,000	$(132,029)	$502,971	$635,000	$(111,072)	$523,928
Belbuca	360,000	(303,456)	56,544	360,000	(284,607)	75,393
Nucynta Products	521,170	(507,324)	13,846	521,170	(493,478)	27,692
Symproic	70,000	(29,324)	40,676	70,000	(27,503)	42,497
Total intangible assets	$1,586,170	$(972,133)	$614,037	$1,586,170	$(916,660)	$669,510

The following table presents amortization expense recognized in cost of product revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Jornay PM	$20,957	$20,957
Belbuca	18,849	18,849
Nucynta Products	13,846	13,846
Symproic	1,821	1,821
Total amortization expense	$55,473	$55,473
As of March 31, 2026, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay PM	Belbuca	Nucynta Products	Symproic	Total
2026	$62,872	$56,544	$13,846	$5,464	$138,726
2027	83,829	—	—	7,285	91,114
2028	83,829	—	—	7,285	91,114
2029	83,829	—	—	7,285	91,114
2030	83,829	—	—	7,285	91,114
Thereafter	104,783	—	—	6,072	110,855
Remaining amortization expense	$502,971	$56,544	$13,846	$40,676	$614,037
11. Accrued Liabilities
Accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Accrued product taxes and fees	$8,813	$7,732
Accrued income taxes	7,795	3,297
Accrued sales and marketing	5,741	3,039
Accrued audit and legal	5,361	1,703
Accrued interest	4,846	12,023
Accrued royalties	4,361	7,987
Accrued incentive compensation	3,885	3,714
Accrued payroll and related benefits	3,612	3,382
Accrued inventory	3,322	2,809
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	2,435	2,435
Accrued bonuses	2,198	9,172
Accrued other operating costs	5,779	5,171
Total accrued liabilities	$58,148	$62,464

12. Term Notes Payable
2024 Term Loan
On July 28, 2024, in connection with the announcement of the Ironshore Acquisition, the Company entered into a Second Amended and Restated Loan Agreement, by and among the Company and Pharmakon (the “2024 Loan Agreement”), pursuant to which the previous loan entered into in 2022 was refinanced in full. The 2024 Loan Agreement provided for a $645,833 secured term loan (the “2024 Term Loan”), the proceeds of which were used to repay the Company’s existing term notes outstanding from the existing 2022 Term Loan and fund a portion of the consideration to be paid to complete the Ironshore Acquisition. The 2024 Loan Agreement was accounted for as a debt modification and transaction fees of $619 were expensed. In connection with the 2024 Loan Agreement, the Company paid loan commitment and other fees to the lender of $11,825, which together with preexisting debt issuance costs and note discounts of $4,192 were amortized over the term of the loan using the effective interest rate. The net proceeds of the loan modification were $313,175.
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
In connection with the issuance of the 2025 Credit Facility, the Company paid commitment and other fees to the lenders of $14,378 and incurred debt issuance costs of $719. The $15,097 of debt discounts and issuance costs were then allocated to each of the components of the 2025 Credit Facility proportionally based on commitment amounts, resulting in $8,935 being allocated to the 2025 Term Loan, $4,622 being allocated to the Delayed Draw Term Loan, and $1,540 being allocated to the Revolver. The debt discounts and issuance costs allocated to the 2025 Term Loan were recorded as a direct deduction of the carrying amount of the 2025 Term Loan and are amortized over the term of the loan using the effective interest rate. The debt discounts and issuance costs allocated to the Delayed Draw Term Loan were recorded to other noncurrent assets. When the Delayed Draw Term Loan is issued, a proportionate amount of the capitalized cost will be reclassified as a direct deduction of the carrying amount of the issued Delayed Draw Term Loan. The debt discounts and issuance costs allocated to the Revolver were recorded to other noncurrent assets and the deferred debt issuance costs are amortized ratably over the term of the Revolver, regardless of whether there are any outstanding borrowings on the Revolver.
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
The following table presents the total interest expense recognized related to the 2025 Credit Facility and 2024 Term Loan during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$9,416	$14,075
Amortization of debt discounts and debt issuance costs	599	1,111
Total interest expense	$10,015	$15,186
As of March 31, 2026, the effective interest rate on the 2025 Term Loan was 6.85%.
As of March 31, 2026, scheduled principal repayments under the 2025 Term Loan were as follows:

Years ended December 31,	Principal Payments
2026	$21,750
2027	43,500
2028	43,500
2029	58,000
2030	406,000
Total before unamortized discount and issuance costs	$572,750
Less: unamortized discount and issuance costs	(8,402)
Term notes carrying value	$564,348
13. Convertible Senior Notes
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
As of March 31, 2026, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.
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
The 2029 Convertible Notes are classified on the Condensed Consolidated Balance Sheet as of March 31, 2026 as convertible senior notes.

As of March 31, 2026, the outstanding balance of the 2029 Convertible Notes consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(3,028)
Net carrying amount	$238,472
The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.28%. As of March 31, 2026, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.
As of March 31, 2026, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2026	$3,472
2027	6,943
2028	6,943
2029	244,972
Total minimum payments	$262,330
Less: interest	(20,830)
Less: unamortized issuance costs	(3,028)
Convertible notes carrying value	$238,472
The following table presents the total interest expense recognized related to the 2029 Convertible Notes during the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$1,736	$1,736
Amortization of debt issuance costs	257	256
Total interest expense	$1,993	$1,992
14. Deferred Royalty Obligation
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
The effective interest rate as of March 31, 2026 was approximately 13.61%.

A rollforward of the deferred royalty obligation for the three months ended March 31, 2026 and 2025 is as follows:

Deferred Royalty Obligation
Balance as of December 31, 2025	$121,563
Net accretion	71
Net carrying amount at March 31, 2026	$121,634

Deferred Royalty Obligation
Balance as of December 31, 2024	$120,613
Net accretion	909
Net carrying amount at March 31, 2025	$121,522
The total interest expense recognized related to the deferred royalty obligation during the three months ended March 31, 2026 was $3,852, including net accretion of $71. The total interest expense recognized related to the deferred royalty obligation during the three months ended March 31, 2025 was $3,617, including net accretion of $909. Total royalty payments made under the agreement during three months ended March 31, 2026 were $8,388 and were recorded as a reduction to accrued interest. Total royalty payments made under the agreement during three months ended March 31, 2025 were $4,147 and were recorded as a reduction to accrued interest.

15. Equity
The changes in shareholders’ equity for the three months ended March 31, 2026 were as follows:

	Common Stock		Additional Paid- In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	40,736,330	$41	$624,954	(9,028,722)	$(222,510)	$(101,129)	$319	$301,675
Exercise of common stock options	17,195	—	394	—	—	—	—	394
Issuance for employee stock purchase plan	36,064	—	947	—	—	—	—	947
Vesting of RSUs and PSUs	981,487	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(335,385)	(1)	(15,432)	—	—	—	—	(15,433)
Stock-based compensation	—	—	10,880	—	—	—	—	10,880
Other comprehensive loss, net of tax	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	—	—	14,496	—	14,496
Balance, March 31, 2026	41,435,691	$41	$621,743	(9,028,722)	$(222,510)	$(86,633)	$(219)	$312,422
The changes in shareholders’ equity for the three months ended March 31, 2025 were as follows:

	Common Stock		Additional Paid- In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	39,646,749	$40	$590,251	(8,206,594)	$(197,505)	$(163,999)	$55	$228,842
Exercise of common stock options	67,718	—	1,552	—	—	—	—	1,552
Issuance for employee stock purchase plan	17,868	—	506	—	—	—	—	506
Vesting of RSUs and PSUs	956,368	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(350,311)	—	(10,593)	—	—	—	—	(10,593)
Stock-based compensation	—	—	11,524	—	—	—	—	11,524
Other comprehensive income, net of tax	—	—	—	—	—	—	186	186
Net income	—	—	—	—	—	2,417	—	2,417
Balance, March 31, 2025	40,338,392	$40	$593,240	(8,206,594)	$(197,505)	$(161,582)	$241	$234,434

Common Stock
In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31 of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1). The Plan expired on May 11, 2025 and on May 15, 2025, the Company’s shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), under which an aggregate of 1,600,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus (i) shares of common stock that remained available for grants under the Plan as of its expiration and (ii) any shares of common stock subject to outstanding grants under the Plan that terminate, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the Plan. As of March 31, 2026, there were 2,306,981 shares of common stock available for issuance pursuant to the 2025 Plan.
The 2025 Plan provides for granting of both Internal Revenue Service qualified incentive stock options and non-qualified options, restricted stock awards, restricted stock units and performance stock units. The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period of service and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination. The Company’s RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service. Upon termination, unvested RSUs are forfeited immediately. Refer to Note 16, Stock-based Compensation, for more information.
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
In May 2025, the Company’s Board of Directors authorized an accelerated share repurchase (“ASR”) program to repurchase $25,000 of the Company’s common stock as part of the 2024-2025 Repurchase Program. Under the terms of the Company’s ASR agreement with an investment bank, the Company paid $25,000 on May 9, 2025, and received 692,281 shares, representing 80% of the upfront payment on a price per share of $28.89, the closing price on the date the agreement was executed. The remaining shares to be purchased by the Company was to be based on the volume-weighted average price of its common stock through July 29, 2025, minus an agreed upon discount between the parties. In July 2025, the ASR agreement settled and the Company received an additional 129,847 shares, bringing the total shares repurchased pursuant to the ASR agreement to 822,128.
The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contract, which represented the remaining shares to be delivered by the investment bank, was recorded as a reduction to stockholders’ equity. The forward contract associated with the ASR agreement was settled and not outstanding as of December 31, 2025.
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
The Company has not yet repurchased shares under the 2025-2026 Repurchase Program. Thus, $150,000 remained available for share repurchases under the 2025-2026 Repurchase Program as of March 31, 2026.
16. Stock-based Compensation
Performance Share Units
The Company periodically grants PSUs to certain members of the Company’s senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.
A summary of the Company’s PSU activity for the three months ended March 31, 2026 and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	313,642	$41.65
Granted	242,492	61.20
Vested	(156,944)	39.89
Performance adjustment	60,792	40.08
Outstanding as of March 31, 2026	459,982	$52.35
The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the three months ended March 31, 2026, and 2025 was $61.20 and $40.28, respectively. The total fair value of PSUs vested (measured on the date of vesting) for the three months ended March 31, 2026 and 2025 was $7,337 and $4,925, respectively.
Restricted Stock Units
The Company granted RSUs to employees during the three months ended March 31, 2026. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.

A summary of the Company’s RSU activity for the three months ended March 31, 2026 and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,617,325	$29.57
Granted	754,426	46.73
Vested	(824,543)	28.82
Forfeited	(112,269)	31.17
Outstanding as of March 31, 2026	2,434,939	$35.08
The weighted-average grant date fair value per share of RSUs granted for the three months ended March 31, 2026 and 2025 was $46.73 and $30.36, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the three months ended March 31, 2026 and 2025 was $38,048 and $24,059, respectively.
Stock Options
The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.
A summary of the Company’s stock option activity for the three months ended March 31, 2026 and related information is as follows:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	559,161	$22.29	3.9	$13,425
Exercised	(17,195)	22.92
Outstanding as of March 31, 2026	541,966	$22.27	3.7	$5,853
Exercisable as of March 31, 2026	452,355	$20.46	2.7	$5,704
There were no stock options granted during the three months ended March 31, 2026 and 2025.
Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the three months ended March 31, 2026, 36,064 shares of common stock were purchased for total proceeds of $947. The expense for the three months ended March 31, 2026 and 2025 was $159 and $136, respectively.
Stock-based Compensation Expense
The Company’s stock-based compensation expense for the three months ended March 31, 2026 and 2025 was $10,880 and $11,524, respectively and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations.
As of March 31, 2026, there was approximately $91,494 of unrecognized compensation expense related to unvested options, restricted stock units, and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

17. Commitments and Contingencies
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
Purdue has announced that a successor to be known as Knoa Pharma LLC is expected to come into existence on May 1, 2026, and is expected to seek to be substituted as plaintiff in the consolidated action.

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
A three-day bench trial was held from March 1-3, 2021. On December 20, 2021, the Court issued an opinion upholding the validity of certain claims in BDSI’s ʼ866 patent and certain claims in the ’539 patent. The Court entered final judgment on January 21, 2022 upholding the validity of claims of the ’866 and ’539 patents and finding that Alvogen infringed those claims and thereby extended the effective date of any final approval by the FDA of Alvogen’s ANDA until December 21, 2032, (the expiration date of the ’539 patent) and enjoining Alvogen from commercially launching its ANDA products until December 21, 2032.
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
On August 24, 2022, the Court instructed the parties to update the Court at such time as the FDA addresses Chemo’s July 29, 2022 response to the FDA. On February 8, 2023, the Court denied Chemo’s request for a trial date in the spring, and again instructed the parties to update the Court at such time as the FDA addresses Chemo’s July 29, 2022 response to the FDA. Chemo received a third Complete Response Letter in April 2023. Chemo received a fourth Complete Response Letter in March 2024. Chemo received a fifth Complete Response Letter in January 2025. Chemo received a sixth Complete Response Letter in March 2026.
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

Walgreen Co. v. Collegium Pharmaceutical, Inc. (Xtampza and Nucynta)
Walgreen Co. (“Walgreens”) filed a lawsuit in June 2025 in the United States District Court for the Northern District of Illinois, alleging that Collegium owes more than $14,000 in credits for product returned or attempted to be returned between 2020 and 2023 pursuant to Collegium’s returns policy. Walgreens alleges that the returns policy constitutes a contract between Walgreens and Collegium and seeks to plead claims for breach of contract and, in the alternative, unjust enrichment. Collegium filed a motion to dismiss on August 12, 2025. The Court stayed party discovery pending the outcome of the motion to dismiss but allowed third-party written discovery to commence. On February 18, 2026, the Court granted Collegium’s motion to dismiss for lack of personal jurisdiction. Walgreens then refiled its complaint in the United States District Court for the District of Massachusetts, adding new counts for breach of the implied covenant of good faith and fair dealing and unfair and deceptive business practices under Mass. Gen. Laws ch. 93A, along with a demand for attorneys’ fees and treble damages. Collegium filed its motion to dismiss on May 1, 2026. Collegium has tendered its defense to a third party which has agreed to defend and indemnify Collegium, subject to a reservation of rights. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.
18. Income Taxes
The Company is subject to U.S. federal and state income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period in which they occur.
The following table presents information regarding the Company’s income tax expense recognized for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$4,244	$705
Effective tax rate	22.6%	22.6%
The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance for deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its deferred tax assets that are not more likely than not to be realized due to tax limitation or other conditions as of March 31, 2026.
19. Segment Information
The Company’s product portfolio includes Jornay PM, Belbuca, Xtampza ER, Nucynta IR and Nucynta ER, Nucynta IR AG and Nucynta ER AG, and Symproic. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The CODM is the Chief Executive Officer. As the internal reporting is based on the consolidated results, the Company has identified one operating and reportable segment and the measure of segment profit or loss is consolidated net income (loss). The CODM uses net income (loss) to assess actual results and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.
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
The table below provides information about the Company’s segment, including segment expenses, and a reconciliation to net income (loss):

	Three Months Ended March 31,
	2026	2025
Product revenues, net	$193,520	$177,757

Cost of product revenues (excluding intangible asset amortization)	20,801	24,960
Intangible asset amortization	55,473	55,473
Commercial expenses	47,357	40,793
Corporate expenses	14,540	13,289
Medical expenses	7,148	8,033
Technical operations expenses	250	98
Stock-based compensation expense	10,880	11,524
Other segment items(1)	6,175	1,900
Interest expense	15,862	20,790
Interest income	(3,706)	(2,225)
Provision for income taxes	4,244	705
Net income	$14,496	$2,417
(1) – Other segment items are primarily acquisition-related expenses, expenses related to the transition of certain of the Company’s executives, and fair value remeasurement of contingent consideration.
Depreciation expense was $463 and $1,091 in the three months ended March 31, 2026, and 2025, respectively. Intangible asset amortization expense was $55,473 in the three months ended March 31, 2026 and 2025.

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
Overview
Our mission is to build a leading, diversified biopharmaceutical company committed to improving the lives of people living with serious medical conditions. We have developed, licensed, and acquired a portfolio of meaningfully differentiated products for use in the treatment of attention deficit hyperactivity disorder (“ADHD”) and moderate to severe pain. We commercialize our products, consisting of Jornay PM, Belbuca, Xtampza ER, Nucynta ER, Nucynta IR, Nucynta ER Authorized Generic (“AG”), and Nucynta IR AG (collectively the “Nucynta Products”), and Symproic, in the United States.
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
The Nucynta Products are extended-release (“ER”) and immediate-release (“IR”) oral formulations of tapentadol, a Schedule II opioid. In November 2008, the FDA approved Nucynta ER and Nucynta IR. Nucynta ER is indicated for the management of severe and persistent pain that requires an extended treatment period with a daily opioid analgesic, including neuropathic pain associated with diabetic peripheral neuropathy in adults, and for which alternate treatment options are inadequate. Nucynta IR is indicated for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate in adults and pediatric patients aged 6 years and older with a body weight of at least 40 kg. We began shipping and recognizing product revenue on the Nucynta Products in January 2018 and began marketing the Nucynta Products in February 2018. In August 2023, the FDA granted New Patient Population exclusivity for Nucynta IR in pediatric patients. This grant extended the period of U.S. exclusivity for Nucynta IR from June 27, 2025 to July 3, 2026. In June 2024, the FDA granted pediatric exclusivity to the Nucynta Products for an additional six months, to January 3, 2027 for Nucynta IR and December 27, 2025 for Nucynta ER. In January 2026, a generic version of Nucynta IR 50mg, 75mg, and 100mg tablets was approved under an abbreviated New Drug Application (“ANDA”) filed by a third-party with the FDA which carves out pediatric use from its label.
We have entered into an authorized generic agreement with Hikma Pharmaceuticals USA Inc. (“Hikma”), pursuant to which we granted Hikma rights relating to an authorized generic version of the Nucynta Products in the United States. Hikma launched a generic version of Nucynta IR on February 25, 2026 and a generic version of Nucynta ER on March 11, 2026.

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
On March 19, 2026, the Company entered into an Equity Purchase Agreement (the “Azstarys Purchase Agreement”) with Corium Therapeutics Holdings, LLC and Corium, LLC. Pursuant to the terms of the Azstarys Purchase Agreement, the Company will acquire AZSTARYS®, a central nervous system stimulant prescription medicine used for the treatment of ADHD, further expanding the Company's commercial presence in neuropsychiatry, for $650 million in cash (the “Azstarys Acquisition”), subject to customary purchase price adjustments. The Azstarys Purchase Agreement also provides for potential regulatory and commercial milestone payments of up to $135 million in the aggregate in cash to be made to Corium, LLC upon the achievement of such milestones. The all-cash upfront consideration is expected to be funded by a combination of the Company’s existing cash and borrowings under the Delayed Draw Term Loan provided for in the Company's 2025 Credit Facility (as defined below). The transaction is expected to close in the second quarter of 2026, subject to satisfaction of closing conditions.
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
Results of Operations

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Product revenues, net	$193,520	$177,757
Cost of product revenues	—	—
Cost of product revenues (excluding intangible asset amortization)	20,801	24,960
Intangible asset amortization	55,473	55,473
Total cost of product revenues	76,274	80,433
Gross profit	117,246	97,324
Operating expenses
Selling, general and administrative	86,350	76,423
Gain on fair value remeasurement of contingent consideration	—	(786)
Total operating expenses	86,350	75,637
Income from operations	30,896	21,687
Interest expense	(15,862)	(20,790)
Interest income	3,706	2,225
Income before income taxes	18,740	3,122
Provision for income taxes	4,244	705
Net income	$14,496	$2,417
Comparison of the three months ended March 31, 2026 and March 31, 2025
Product revenues, net
Product revenues, net were $193.5 million for the three months ended March 31, 2026 (the “2026 Quarter”), compared to $177.8 million for the three months ended March 31, 2025 (the “2025 Quarter”). The $15.7 million increase is primarily due to increased revenue for Jornay PM of $10.4 million, Xtampza ER of $3.1 million, Symproic of $1.4 million, and Belbuca of $1.0 million, partially offset by the decreased revenue for Nucynta Products of $0.1 million.

The increase in revenue for Jornay PM of $10.4 million is primarily due to higher sales volume, lower gross-to-net adjustments related to provisions for co-pay program incentives, and higher gross price, partially offset by higher gross-to-net adjustments related to provisions for rebates and product returns.
The increase in revenue for Xtampza ER of $3.1 million is primarily due to higher gross price and lower gross-to-net adjustments related to provisions for rebates, partially offset by lower sales volume.
The increase in revenue for Symproic of $1.4 million is primarily due to lower gross-to-net adjustments related to provisions for product returns, higher gross price, and higher sales volume, partially offset by higher gross-to-net adjustments related to provisions for rebates.
The increase in revenue for Belbuca of $1.0 million is primarily due to higher gross price and higher sales volume, partially offset by higher gross-to-net adjustments related to provisions for chargebacks and co-pay program incentives.
The decrease in revenue for the Nucynta Products of $0.1 million is primarily due to the decrease in branded product revenue of $2.8 million, partially offset by the increase in authorized generic product revenue of $2.7 million. The decrease in Nucynta branded product revenue was primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for returns, chargebacks, and co-pay program incentives, partially offset by higher gross price and lower gross-to-net adjustments related to provisions for rebates. The increase in Nucynta AG product revenue was due to the launch of the authorized generic products in the 2026 Quarter.
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization) was $20.8 million for the 2026 Quarter, compared to $25.0 million for the 2025 Quarter. The $4.2 million decrease was primarily due to the 2025 Quarter including $3.5 million related to the step-up basis in inventory.
Intangible asset amortization was $55.5 million for both the 2026 Quarter and the 2025 Quarter and includes amortization of the intangible asset related to Jornay PM acquired from the Ironshore Acquisition in September 2024, as well as amortization of intangible assets related to Belbuca, the Nucynta Products, and Symproic. Intangible asset amortization related to Belbuca and the Nucynta Products is expected to be fully amortized during 2026.

Operating expenses
Selling, general and administrative expenses were $86.4 million for the 2026 Quarter, compared to $76.4 million for the 2025 Quarter. The $10.0 million increase was primarily related to:
•an increase in acquisition-related expenses of $4.9 million primarily due to expenses incurred related to the Azstarys Acquisition;
•an increase in salaries, wages and benefits of $4.3 million, primarily due to additional headcount, including the expansion of the sales force that promotes Jornay PM that occurred late in the first quarter of 2025;
•an increase in sales and marketing expenses of $3.4 million, primarily due to expenses incurred to support Jornay PM, including supporting the expansion of the sales force that promotes Jornay PM that occurred late in the first quarter of 2025; partially offset by
•a decrease in product taxes and fees of $0.9 million, primarily due to lower expenses associated with state-regulated opioid fees and lower federal branded prescription drug fees;
•a decrease in post-marketing requirement expense of $0.8 million, primarily due to the timing of post-marketing requirement trial activities related to Jornay PM; and
•a decrease in audit and legal fees of $0.6 million, primarily due to lower accounting and tax expenses.
Gain on fair value remeasurement of contingent consideration was zero in the 2026 Quarter, compared to $0.8 in the 2025 Quarter. The decrease was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition and reflects the liability being reduced to zero in 2025 after the related milestone was not achieved.
Interest expense and Interest income
Interest expense was $15.9 million for the 2026 Quarter, compared to $20.8 million for the 2025 Quarter. The $4.9 million decrease was primarily due to a lower interest rate in 2026 following the refinancing of its 2024 Term Loan in December 2025 and a lower overall principal balance of debt.

Interest income was $3.7 million for the 2026 Quarter, compared to $2.2 million for the 2025 Quarter. The $1.5 million increase was primarily due to a higher overall balance invested in the 2026 Quarter compared to the 2025 Quarter.
Taxes
The provision for income taxes was $4.2 million for the 2026 Quarter, compared to $0.7 million for the 2025 Quarter. The $3.5 million increase is primarily due to higher earnings before taxes in the 2026 Quarter compared to the 2025 Quarter, as well as the impact of discrete excess tax benefits related to stock compensation. The effective tax rate was 22.6% and 22.6% in the 2026 Quarter and 2025 Quarter, respectively.
Liquidity and Capital Resources
Sources of Liquidity
Historically, we have funded our operations primarily through private placements and/or public offerings of our preferred stock, common stock, and convertible notes; term loan debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Jornay PM, Belbuca, Xtampza ER, and the Nucynta Products.
In December 2025, we entered into the 2025 Credit Agreement, which consists of the $580.0 million 2025 Term Loan, a $300.0 million of delayed draw term loan commitments, and a $100.0 million revolving credit facility, which was fully available as of March 31, 2026. The 2025 Term Loan was used to repay in full the remaining outstanding obligations under the 2024 Term Loan and to pay fees and expenses relating to the entry into the 2025 Credit Agreement and the remainder for general corporate purposes.
As of March 31, 2026, the outstanding principal balance of the 2025 Term Loan was $572.8 million, of which $32.6 million in principal payments are due within the next 12 months.
As of March 31, 2026, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. The $241.5 million principal balance is due in 2029.
As of March 31, 2026, we had $421.8 million in cash, cash equivalents, and marketable securities. We believe that our cash, cash equivalents, and marketable securities as of March 31, 2026, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.
Borrowing Arrangements
The following transactions represent our material borrowing arrangements: the 2025 Term Loan and the 2029 Convertible Notes. Refer to Note 12, Term Notes Payable, and Note 13, Convertible Senior Notes, for more information.
Cash Flows

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$57,113	$55,398
Net cash provided by (used in) investing activities	1,627	(9,680)
Net cash used in financing activities	(21,342)	(25,236)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,398	$20,482
Operating activities. Cash provided by operating activities was $57.1 million for the 2026 Period, compared to $55.4 million for the 2025 Period. The $1.7 million increase was primarily due to an increase in cash flow from operating results, which reflects operating earnings after adjustment for non-cash items that are included in net income, partially offset by a decrease in cash flows from changes in working capital.

Investing activities. Cash provided by investing activities was $1.6 million for the 2026 Period, compared to cash used in investing activities of $9.7 million for the 2025 Period. The $11.3 million increase was primarily due to an increase in cash flows due to lower purchases of marketable securities of $7.8 million and higher maturities of marketable securities of $3.0 million.
Financing activities. Cash used in financing activities was $21.3 million for the 2026 Period, compared to $25.2 million in the 2025 Period. The $3.9 million decrease was primarily due to a decrease in repayments of term notes of $8.8 million, partially offset by an increase in taxes paid for employee stock withholdings of $4.8 million.
Funding Requirements and Outlook
We believe that our cash, cash equivalents, and marketable securities as of March 31, 2026, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
We have significant future capital requirements, including:
•expected operating expenses to manufacture and commercialize our products and to operate our organization;
•repayment of outstanding principal amounts and interest in connection with our 2025 Term Loan and 2029 Convertible Notes;
•royalties we pay on sales of certain products within our portfolio;
•operating lease obligations;
•minimum purchase obligations in connection with our contract manufacturer;
•cash paid for income taxes;
•deferred royalty obligation in connection with Jornay PM; and
•contingent payment upon the achievement of a financial milestone based on net revenues of Jornay PM.
In addition, we have significant potential future capital requirements, including:
•the upfront cash consideration for the Azstarys Acquisition, which is expected to close in the second quarter of 2026 and be funded using a combination of our existing cash and borrowings under the delayed draw term loan provided for in our Credit Agreement entered into in December 2025;
•we may enter into business development transactions, including the acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital;
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

Adjusted EBITDA for the three and three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
GAAP net income	$14,496	$2,417
Adjustments:
Interest expense	15,862	20,790
Interest income	(3,706)	(2,225)
Provision for income taxes	4,244	705
Depreciation	463	1,091
Amortization	55,473	55,473
Stock-based compensation	10,880	11,524
Recognition of step-up basis in inventory	—	3,477
Executive transition expense	—	1,397
Acquisition related expenses	6,175	1,289
Gain on fair value remeasurement of contingent consideration	—	(786)
Total adjustments	$89,391	$92,735
Adjusted EBITDA	$103,887	$95,152
Adjusted EBITDA was $103.9 million for the 2026 Quarter compared to $95.2 million for the 2025 Quarter. The $8.7 million increase was primarily due to higher revenues of $15.7 million, partially offset by higher adjusted operating expenses of $7.1 million.
Adjusted Operating Expenses
Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.
Adjusted operating expenses for three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
GAAP operating expenses	$86,350	$75,637
Adjustments:
Stock-based compensation	10,880	11,524
Executive transition expense	—	1,397
Acquisition related expenses	6,175	1,289
Gain on fair value remeasurement of contingent consideration	—	(786)
Total adjustments	$17,055	$13,424
Adjusted operating expenses	$69,295	$62,213
Adjusted operating expenses were $69.3 million in the 2026 Quarter compared to $62.2 million in the 2025 Quarter. The $7.1 million increase was primarily driven by:
•an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $6.3 million; and
•an increase in sales and marketing expenses of $3.4 million, primarily due to expenses incurred to support Jornay PM, including supporting the expansion of the sales force that promotes Jornay PM in 2025; partially offset by
•a decrease in product taxes and fees of $0.9 million, primarily due to lower expenses associated with state-regulated opioid fees and lower federal branded prescription drug fees;

•a decrease in post-marketing research costs of $0.8 million, primarily due to the timing of post-marketing studies related to Jornay PM; and
•a decrease in audit and legal fees of $0.6 million, primarily due to lower accounting and tax expenses.
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
Adjusted net income and adjusted earnings per share for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
GAAP net income	$14,496	$2,417
Adjustments:
Non-cash interest expense	819	1,367
Amortization	55,473	55,473
Stock-based compensation	10,880	11,524
Recognition of step-up basis in inventory	—	3,477
Executive transition expense	—	1,397
Acquisition related expenses	6,175	1,289
Gain on fair value remeasurement of contingent consideration	—	(786)
Income tax effect of above adjustments (1)	(18,629)	(18,737)
Total adjustments	$54,718	$55,004
Non-GAAP adjusted net income	$69,214	$57,421

Adjusted weighted-average shares — diluted (2)	40,065,665	39,446,458
Adjusted earnings per share (2)	$1.76	$1.49
(1)The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended March 31, 2026 and 2025 were 24.9% and 25.8%, respectively. As such, the non-GAAP effective tax rates for the three months ended March 31, 2026 and 2025 were 25.4% and 25.4%, respectively.
(2)Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense is added-back to non-GAAP adjusted net income. For the three months ended March 31, 2026 and 2025, adjusted weighted-average shares – diluted includes 6,606,305 shares attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.
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
As of March 31, 2026, our investment portfolio includes $67.1 million of cash equivalents and $153.1 million of marketable securities, which are primarily comprised of money market funds, commercial paper, corporate debt securities, and government-sponsored securities. Our money market funds are short-term highly liquid investments, and our marketable securities have active secondary or resale markets to help ensure liquidity. We account for marketable securities as available-for-sale, thus, no gains or losses are realized due to changes in the fair value of our marketable securities unless we sell our investments prior to maturity or incur a credit loss. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.
2025 Term Loan
The 2025 Term Loan bears interest at an annual rate equal to Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment ranging from 2.75% to 3.75%. The 2025 Term Loan is subject to quarterly amortization payments of the originally funded amount equal to 1.25% in each quarter of 2026, 1.875% in each quarter of 2027 and 2028, and 2.5% in each quarter of 2029 and 2030, with the remaining principal payable at maturity. Based on the outstanding principal amount of the 2025 Term Loan as of March 31, 2026 of $572.8 million, a hypothetical 1% increase or decrease in interest rates would increase or decrease future annual interest expense by approximately $5.7 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth in Note 16, Commitments and Contingencies, to our financial statements, which is incorporated herein by reference to the extent applicable, there are no other material changes from the legal proceedings previously disclosed in our most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).
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
•The announcement and pendency of our acquisition of AZSTARYS® may have an adverse effect on our business, financial condition, operating results and cash flows;
•Our ability to realize the benefits of the acquisition of AZSTARYS® is substantially dependent on the timely and effective integration of AZSTARYS®;
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
As of December 31, 2025, we had a gross U.S. federal net operating loss (“NOL”) carryforward of approximately $66.6 million and state NOL carryovers of approximately $192.4 million. The U.S. federal and state NOL carryforwards expire at various dates through 2037. Federal NOLs and certain state NOLs incurred in 2018 and onward have an indefinite expiration under the Tax Cuts and Jobs Act of 2017 and applicable state statutes. We also had U.S. federal tax credits of approximately $0.7 million. We do not have any state tax credits. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986. Refer to Note 18, Income Taxes, to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.
In December 2025, we entered into a Credit Agreement by and among us, the lenders from time to time party thereto and Truist Bank, as administrative agent (the “2025 Credit Agreement”), of which $572.8 million in principal was outstanding as of March 31, 2026 (the “2025 Term Loan”). In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).
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
Xtampza ER was approved with label language describing abuse-deterrent properties of the formulation with respect to the nasal and IV routes of abuse, consistent with Guidance for Industry, “Abuse-Deterrent Opioids - Evaluation and Labeling.” In November 2017, the FDA approved a supplemental NDA for Xtampza ER to include comparative oral pharmacokinetic data from a clinical study evaluating the effect of physical manipulation by crushing Xtampza ER compared with OxyContin and a control (oxycodone hydrochloride immediate-release), results from an oral human abuse potential study and the addition of an oral abuse deterrent claim.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Additionally, under the Food and Drug Omnibus Reform Act of 2022, FDA will assign therapeutic equivalence ratings for certain prescription drugs approved via the Section 505(b)(2) NDA pathway with respect to other approved drug products and it is unclear how assignment of these ratings will impact the market opportunity for our products. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore, to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. Refer to Note 17, Commitments and Contingencies, to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.
We have sought in the past, and may seek in the future, FDA pediatric exclusivity for some of our products. Pediatric exclusivity, if granted, adds six months of patent term and marketing exclusivity to existing exclusivity periods for all formulations, dosage forms, and indications for the active moiety, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity in pediatrics by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA’s Pediatric Written Request (the “Written Request”) to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. In June 2024, we announced that the FDA deemed these data to be responsive to its Written Request, granting pediatric exclusivity to the entire Nucynta franchise for an additional six months, to December 27, 2025 for Nucynta ER and January 3, 2027 for Nucynta IR. While we have received pediatric exclusivity for the products, there is no guarantee that we will maintain such exclusivity. In January 2026, a generic version of Nucynta IR 50mg, 75mg, and 100mg tablets was approved under an ANDA filed by a third-party with the FDA which carves out pediatric use from its label. Further, we have entered into an authorized generic agreement with Hikma, pursuant to which we granted Hikma certain rights relating to an authorized generic version of the Nucynta Products in the United States. Hikma launched a generic version of Nucynta IR on February 25, 2026 and a generic version of Nucynta ER on March 11, 2026. These authorized generics and any other generic entrants into the market may impact our net revenue for the Nucynta Products.
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
Our reliance on third parties reduces our control over our manufacturing and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require our products to be manufactured according to Current Good Manufacturing Practice regulations promulgated by the FDA (“cGMP”). Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to inspection deficiencies, a shortage of commercial product, recalls, market withdrawals, or potential products liability exposure for any noncompliant distributed products. Such failure could also be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting the supply of certain drugs, such as the withdrawal of a drug, and failure to so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation.
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
Risks Related to Our Business and Strategy
The announcement and pendency of our acquisition of AZSTARYS® may have an adverse effect on our business, financial condition, operating results and cash flows.

On March 19, 2026, we entered into an equity purchase agreement with Corium Therapeutics Holdings, LLC, and Corium, LLC (together, “Corium”), pursuant to which we will acquire AZSTARYS®, a central nervous system stimulant prescription medicine used for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”). The transaction (the “AZSTARYS® Acquisition”) is expected to close in the second quarter of 2026, subject to customary closing conditions. We have devoted, and will continue to devote, significant management and other internal resources towards the completion of the AZSTARYS® Acquisition and planning for integration. Completion of the AZSTARYS® Acquisition is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way. The failure to complete the AZSTARYS® Acquisition in a timely manner or at all could negatively impact the market price of our common stock as it currently reflects an assumption that the transaction will be completed. Furthermore, if the AZSTARYS® Acquisition is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:
▪we would have incurred significant costs in connection with the AZSTARYS® Acquisition that we may be unable to recover;
▪we may be subject to negative publicity or be negatively perceived by the investment or business communities;
▪we may be subject to legal proceedings related to the AZSTARYS® Acquisition;
▪any disruptions to our business resulting from the announcement and pendency of the AZSTARYS® Acquisition, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the AZSTARYS® Acquisition is not consummated; and
▪we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to prior to the announcement of the AZSTARYS® Acquisition, if the AZSTARYS® Acquisition is not consummated.

Our ability to realize the benefits from the AZSTARYS® Acquisition is substantially dependent on the timely and effective transition of the AZSTARYS® operations from Corium to Collegium.
Our ability to realize the benefits from the AZSTARYS® Acquisition, which is expected to close in the second quarter of 2026, is substantially dependent on the timely and effective integration of AZSTARYS® into our operations. The process of integrating AZSTARYS® could encounter unexpected costs and delays, which include:
▪failure to implement our business plans for AZSTARYS® and consolidation or expansion of production capacity as planned and where applicable;
▪unexpected losses of key employees, customers or suppliers;
▪unanticipated issues in conforming AZSTARYS® standards, processes, procedures and internal controls with our operations;
▪increasing the scope, geographic diversity and complexity of our operations;
▪diversion of management’s attention from other business concerns;
▪adverse effects on our existing business relationships;
▪unanticipated expenses and liabilities; and
▪unanticipated issues in integrating sales, marketing and administrative functions.

If there are unanticipated or larger than anticipated liabilities related to AZSTARYS® for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities, there may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. In addition, we may not be able to maintain or increase the levels of revenue, earnings or operating efficiency for AZSTARYS® that have been historically achieved by Corium.
If we are unable to timely and effectively integrate AZSTARYS® into our operations, the anticipated growth opportunities and other synergies of the AZSTARYS® Acquisition may not be realized fully or at all, or may take longer to realize than expected, which would adversely affect our costs. Further, even if the integration is timely and effective, we may never realize the benefits expected from the integration of the operations of AZSTARYS® Acquisition.
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
The use of artificial intelligence technologies in our business could expose us to significant data privacy, intellectual property, cybersecurity, and regulatory risks, and could adversely affect our business operations and reputation.
The integration of artificial intelligence (“AI”) technologies, including generative AI, machine learning, and similar tools, into our operations or by our third-party partners may introduce or heighten various data privacy and security risks. We use and integrate AI primarily to support internal productivity activities, including drafting documents, and other non-clinical, non-operational materials. We do not use our AI systems to make autonomous decisions related to clinical development, patient care, pricing, credit, employment decisions, or other regulated or sensitive activities, and outputs generated using AI are subject to human review and approval prior to any external use or publication. Notwithstanding these controls, the use of AI presents risks that could adversely affect our business and reputation, including unintended disclosures of confidential information, compromises of proprietary intellectual property or inadvertent inclusion of third-party intellectual property or other protected material and data privacy and cybersecurity risks. To the extent AI-generated outputs contain inaccuracies, infringe upon third-party intellectual property rights, or include defamatory or otherwise actionable content, we could be exposed to third-party claims, litigation, regulatory enforcement actions, and associated defense costs and liabilities, any of which could be material. The processing or input of sensitive, confidential, competitive, proprietary, or personal data into AI systems, especially those operated by third-party platforms, could result in the unintentional release or leakage of such data. There is a risk that inputted information may be used to train external systems, leading to unauthorized exposure or misuse of data. This could expose us to information security breaches, loss of competitive advantages, and potential violations of privacy standards, any of which may adversely impact our business operations and brand trust.
The regulatory environment surrounding AI is rapidly evolving, with new and changing laws and regulations emerging at local, national, and international levels. These include specific rules governing privacy, automated decision-making, and other AI-related activities, the nature of which cannot be determined at this time. Compliance requirements in this area may increase our operational costs, require material changes to our business practices, or restrict certain uses of AI technologies. For example, the EU’s Artificial Intelligence Act (“EU AI Act”), which has been phased in between 2024 and 2026, imposes significant obligations on companies that deploy AI systems in high-risk contexts, including applications related to clinical development, regulatory submissions, and medical or scientific analysis. To the extent we use or rely on AI tools in such contexts, we may be required to implement additional compliance measures, conduct conformity assessments, or limit or modify our use of certain AI systems, any of which may increase our costs and disrupt our operations. In addition, AI systems, including large language models and other generative AI tools, are known to produce outputs that are factually incorrect, incomplete, or otherwise unreliable, introducing additional operational and regulatory risks into our workflows. In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the FDA has advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development. At the same time, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.
Additionally, our vendors may incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. The use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors.
Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of the foregoing risks could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
Currently, most federal agencies in the United States are operating under a continuing resolution that funds the federal government through September 30, 2026, including the FDA, DEA and SEC. Without appropriation of necessary funding to federal agencies, our business operations related to our product development activities for the United States market could be impacted. The ability of the FDA, SEC and other domestic and foreign government authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory, leadership and policy changes. Future government shutdowns, like the one that occurred in October 2025, could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review submissions or marketing applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.
With the change in the U.S. presidential administration in 2025, there continues to be substantial uncertainty as to the extent and manner in which the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we continue to commercialize products and as we continue to navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.
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
Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of March 31, 2026, there were outstanding options to purchase an aggregate of 541,966 shares of our common stock at a weighted average exercise price of $22.27 per share, of which options to purchase 452,355 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.
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
In July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026 (the “2025-2026 Repurchase Program”). The 2025-2026 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. We have not yet purchased any shares under the 2025-2026 Repurchase Program and $150.0 million of shares remained available for repurchase as of March 31, 2026. Share repurchases under the 2025-2026 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.
We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.
Purchases of Equity Securities
The following table sets forth shares of common stock repurchased under our 2025-2026 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended March 31, 2026:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2026 through January 31, 2026	503		$48.15	—		$150,000
February 1, 2026 through February 28, 2026	312,078		46.75	—		150,000
March 1, 2026 through March 31, 2026	22,804		35.93	—		150,000
Total	335,385	(2)	$46.01	—	(2)	$150,000
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
During the three months ended March 31, 2026, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1*^	Equity Purchase Agreement, dated as of March 19, 2026, by and among the Company, Corium Therapeutics Holdings, LLC, and Corium, LLC.
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
* Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
^ Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	May 7, 2026	By:	/s/ VIKRAM KARNANI
Vikram Karnani
Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2026	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)