Form 10-Q
period 2026-06-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2026-08-06
CIK 1267565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 32,555,613 shares of Common Stock, $0.001 par value per share, outstanding.

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
•our ability to successfully integrate Azstarys into our organization, and realize the anticipated benefits associated with the acquisition;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$129,467	$231,252
Marketable securities	—	155,427
Accounts receivable, net	285,102	211,328
Inventory	113,269	40,912
Prepaid expenses and other current assets	60,326	32,642
Restricted cash	19,850	19,850
Total current assets	608,014	691,411
Property and equipment, net	10,653	12,013
Operating lease assets	3,791	4,187
Intangible assets, net	1,186,084	669,510
Restricted cash	1,060	1,056
Deferred tax assets	120,774	112,539
Other noncurrent assets	15,237	20,193
Goodwill	190,177	145,925
Total assets	$2,135,790	$1,656,834
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$9,241	$10,659
Accrued liabilities	71,250	62,464
Accrued rebates, returns and discounts	406,854	318,266
Current portion of term notes payable	55,000	29,000
Current portion of operating lease liabilities	1,561	1,407
Business combination consideration payable	29,719	17,565
Current portion of contingent consideration	15,569	—
Deferred revenue	667	667
Total current liabilities	589,861	440,028
Term notes payable, net of current portion	797,824	542,112
Convertible senior notes	238,733	238,213
Operating lease liabilities, net of current portion	3,407	4,132
Deferred royalty obligation	121,357	121,563
Deferred revenue, net of current portion	8,778	9,111
Contingent consideration, net of current portion	22,956	—
Deferred tax liabilities	40,965	—
Total liabilities	1,823,881	1,355,159
Commitments and contingencies (refer to Note 17)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 41,527,032 issued and 32,498,310 outstanding shares as of June 30, 2026 and 40,736,330 issued and 31,707,608 outstanding shares as of December 31, 2025	41	41
Additional paid-in capital	636,062	624,954
Treasury stock, at cost; 9,028,722 shares as of June 30, 2026 and December 31, 2025	(222,510)	(222,510)
Accumulated other comprehensive income	—	319
Accumulated deficit	(101,684)	(101,129)
Total shareholders’ equity	311,909	301,675
Total liabilities and shareholders’ equity	$2,135,790	$1,656,834
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenues, net	$199,878	$188,000	$393,398	$365,757
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	26,633	24,143	47,434	49,103
Intangible asset amortization	62,953	55,473	118,426	110,946
Total cost of product revenues	89,586	79,616	165,860	160,049
Gross profit	110,292	108,384	227,538	205,708
Operating expenses
Selling, general and administrative	106,594	73,637	192,944	150,060
Gain on fair value remeasurement of contingent consideration	—	(358)	—	(1,144)
Total operating expenses	106,594	73,279	192,944	148,916
Income from operations	3,698	35,105	34,594	56,792
Interest expense	(19,519)	(20,463)	(35,381)	(41,253)
Interest income	2,289	2,383	5,995	4,608
(Loss) income before income taxes	(13,532)	17,025	5,208	20,147
Provision for income taxes	1,519	5,042	5,763	5,747
Net (loss) income	$(15,051)	$11,983	$(555)	$14,400

(Loss) earnings per share — basic	$(0.46)	$0.38	$(0.02)	$0.45
Weighted-average shares — basic	32,460,783	31,810,612	32,275,159	31,802,222

(Loss) earnings per share — diluted	$(0.46)	$0.34	$(0.02)	$0.44
Weighted-average shares — diluted	32,460,783	39,075,703	32,275,159	39,283,297
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(15,051)	$11,983	$(555)	$14,400
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax	219	96	(319)	282
Total other comprehensive income (loss)	219	96	(319)	282
Comprehensive (loss) income	$(14,832)	$12,079	$(874)	$14,682
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net (loss) income	$(555)	$14,400
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	118,426	110,946
Depreciation expense	2,275	2,226
Deferred income taxes	(8,123)	(3,453)
Stock-based compensation expense	25,364	22,342
Non-cash lease benefit	(175)	(60)
Non-cash interest expense for amortization of debt discount and issuance costs	1,901	2,722
Net (amortization) accretion for deferred royalty obligation	(206)	2,014
Net amortization of premiums and discounts on investments	(223)	(588)
Change in fair value of contingent consideration	—	(1,144)
Changes in operating assets and liabilities:
Accounts receivable	(15,305)	15,509
Inventory	(2,426)	(2,588)
Prepaid expenses and other assets	(4,100)	(21,120)
Accounts payable	(3,510)	6,956
Accrued liabilities	8,123	(12,086)
Accrued rebates, returns and discounts	7,303	(8,239)
Deferred revenue	(333)	—
Net cash provided by operating activities	128,436	127,837
Investing activities
Acquisition of Azstarys (net of cash acquired)	(655,403)	—
Purchases of property and equipment	(766)	(863)
Purchases of marketable securities	(20,100)	(42,501)
Sales of marketable securities	151,805	—
Maturities of marketable securities	23,500	30,769
Net cash used in investing activities	(500,964)	(12,595)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	947	506
Proceeds from the exercise of stock options	875	1,860
Payments made for employee stock tax withholdings	(16,079)	(11,021)
Repurchases of common stock, including the ASR agreement	—	(25,104)
Proceeds from 2025 Credit Facility	299,504	—
Repayment of term notes	(14,500)	(32,292)
Payments made for deferred purchase price for acquisition	—	(7,555)
Net cash provided by (used in) financing activities	270,747	(73,606)

Net (decrease) increase in cash, cash equivalents and restricted cash	(101,781)	41,636
Cash, cash equivalents and restricted cash at beginning of period	252,158	96,612
Cash, cash equivalents and restricted cash at end of period	$150,377	$138,248

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$129,467	$117,348
Restricted cash	20,910	20,900
Total cash, cash equivalents and restricted cash	$150,377	$138,248

Supplemental disclosure of cash flow information
Cash paid for interest	$34,435	$35,541
Cash paid for income taxes	$37,474	$32,273

Supplemental disclosure of non-cash activities
Acquisition of property and equipment included in accrued liabilities	$508	$124
Business combination consideration payable	$12,154	$—
Acquisition date fair value of contingent consideration	$38,525	$—
Note issuance costs in accounts payable and accrued liabilities	$75	$—
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share amounts)
1. Nature of Business
Collegium Pharmaceutical, Inc. (the “Company” or “Collegium”) was incorporated in Delaware in April 2002 and then reincorporated in Virginia in July 2014. The Company has its principal operations in Stoughton, Massachusetts. The Company is a leading biopharmaceutical company focused on improving the lives of people living with serious and often misunderstood conditions. The Company’s product portfolio includes Jornay PM, Azstarys, Belbuca, Xtampza ER, Nucynta ER, Nucynta IR, Nucynta ER Authorized Generic (“AG”), and Nucynta IR AG (collectively the “Nucynta Products”), and Symproic.
The Company’s operations are subject to certain risks and uncertainties. The principal risks include inability to continue successfully commercializing products, changing market and pricing conditions for products and development of competing products (including generic and authorized generic products), changing regulatory environment and reimbursement landscape, product-related litigation, manufacture of adequate commercial inventory, inability to secure adequate supplies of active pharmaceutical ingredients, key personnel retention, protection of intellectual property, and patent infringement litigation.
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
In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, costs and expenses and the disclosure of contingent assets and liabilities in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Estimates in the Company’s Condensed Consolidated Financial Statements include revenue recognition, including the estimates of product returns, discounts and allowances related to commercial sales of products, estimates related to the fair value of assets acquired and liabilities assumed in business combinations, including acquired intangible assets and the fair value of inventory acquired, estimates of the fair value of contingent consideration related to business combinations, estimates utilized in the ongoing valuation of inventory related to potential unsaleable product, estimates of useful lives with respect to intangible assets, accounting for stock-based compensation, contingencies, impairment of goodwill and intangible assets, future payments under the deferred royalty obligation, and deferred tax valuation allowances. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).
There were no significant changes in the Company’s significant accounting policies from those described in the Company’s Annual Report.

Recently Adopted Accounting Pronouncements
New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as required by the specified effective dates.
In January 2026, the Company adopted ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the six months ended June 30, 2026.
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
3. Revenue from Contracts with Customers
The Company’s revenue to date is from sales of the Company’s products, which are primarily sold to wholesalers and other distribution partners (collectively, “customers”), which in turn distribute the products to pharmacies or other outlets for the treatment of patients.
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
Rebates and Incentives
Provisions for rebates and incentives are based on the estimated amount of rebates and incentives to be claimed on the related sales. As the Company’s rebates and incentives are based on products dispensed to patients, the Company is required to estimate the expected value of claims at the time of product delivery to customers. Given that customers distribute the product directly or indirectly to pharmacies, which in turn dispense the product to patients, claims can be submitted significantly after the related sales are recognized. The Company’s estimates of these claims are based on the historical experience of existing or similar programs, including current contractual and statutory requirements, specific known market events and trends, industry data, and estimated distribution channel inventory levels. Accruals and related reserves required for rebates and incentives are adjusted as new information becomes available, including actual claims. If actual results vary, the Company may need to adjust future estimates, which could have an effect on earnings in the period of the adjustment.
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
Provision and Allowance Activity
The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the six months ended June 30, 2026 and 2025:

	Rebates and Incentives (1)	Product Returns (2)	Trade Allowances and Chargebacks (3)
Balance as of December 31, 2025	$170,592	$147,674	$32,150
Provision related to current period sales	291,741	38,573	116,235
Liability acquired from Azstarys Acquisition	45,914	35,371	9,638
Changes in estimate related to prior period sales	(3,657)	(6,400)	96
Credits/payments made	(290,089)	(22,865)	(116,697)
Balance as of June 30, 2026	$214,501	$192,353	$41,422

	Rebates and Incentives (1)	Product Returns (2)	Trade Allowances and Chargebacks (3)
Balance as of December 31, 2024	$191,508	$147,134	$38,512
Provision related to current period sales	241,829	34,602	101,430
Ironshore measurement period adjustments	671	(20,316)	7
Changes in estimate related to prior period sales	(5,445)	(2,238)	286
Credits/payments made	(256,156)	(20,831)	(111,286)
Balance as of June 30, 2025	$172,407	$138,351	$28,949
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
(3)Provisions for trade allowances and chargebacks include distribution service fees, prompt pay discounts, and chargebacks. Trade allowances and chargebacks are deducted from gross revenue at the time revenues are recognized and are recorded as a reduction to accounts receivable in the Company’s Condensed Consolidated Balance Sheets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Belbuca	$57,669	$52,600	$110,318	$104,258
Xtampza ER	45,006	52,605	95,775	100,247
Jornay PM	46,058	32,626	84,951	61,165
Nucynta IR	14,356	26,501	40,434	53,918
Nucynta ER	15,723	19,946	33,957	39,632
Azstarys	12,910	—	12,910	—
Symproic	3,020	3,722	7,213	6,537
Nucynta ER AG	2,775	—	4,221	—
Nucynta IR AG	2,361	—	3,619	—
Total product revenues, net	$199,878	$188,000	$393,398	$365,757
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

The Company’s contract liability relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (see Note 4, Acquisition). The contract provides Knight the right to sell Jornay PM in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The up-front payment will be recognized as revenue as product sales are made over the term of the contract. Product shipments commenced during the three months ended September 30, 2025. During the three and six months ended June 30, 2026, the Company recognized $166 and $333 of revenues respectively, which was previously included in the deferred revenue balance at the beginning of the period.
4. Acquisition
Azstarys Acquisition
On March 19, 2026, the Company entered into an Equity Purchase Agreement (the “Azstarys Purchase Agreement”) with Corium Therapeutics Holdings, LLC, a Delaware limited liability company (“Commave Seller”) and Corium, LLC, a Delaware limited liability company (“Corium Seller,” and together with the Commave Seller, the “Seller Parties”). On May 12, 2026 (the “Closing” or the “Azstarys Acquisition Date”), pursuant to the Azstarys Purchase Agreement, the Company acquired (i) all of the issued and outstanding limited liability interests of GPC Commave Holding, LLC, a Delaware limited liability company (“Commave”) from Commave Seller, and (ii) all of the issued and outstanding limited liability interests of Commave Sub, LLC, a Delaware limited liability company from Corium Seller (the “Azstarys Acquisition”). Upon the Closing of the Azstarys Acquisition, the Company acquired Azstarys, a central nervous system stimulant prescription medicine used for the treatment of attention deficit hyperactivity disorder (“ADHD”), in people six years of age and older, expanding the Company’s commercial presence in neuropsychiatry via the ADHD market.
The aggregate consideration paid by the Company at the Closing pursuant to the Azstarys Purchase Agreement was approximately $655,600 in cash (subject to customary purchase price adjustments under the Azstarys Purchase Agreement), which was funded by approximately $355,600 of the Company’s existing cash on hand and $300,000 from a delayed draw term loan which is part of the syndicated credit facility announced by the Company in December 2025. The Company may also pay Commave Seller up to $135,000 in additional consideration if Azstarys achieves certain future commercial and manufacturing milestones. The acquisition-date fair value of the contingent consideration associated with these milestones was $38,525 and was measured using a discounted cash flow method for technical milestones and a Monte Carlo simulation for net sales-based milestones. The Company classifies its contingent consideration liability as a Level 3 fair value measurement based on the significant unobservable inputs used to estimate fair value. Refer to Note 7, Fair Value of Financial Instruments for further information.
The Company deposited $42,000 into escrow at closing related to indemnification, product returns and net sales matters. Subject to the terms of the Azstarys Purchase Agreement, the applicable escrow amounts are scheduled to be released 18 months after the Azstarys Acquisition Date, on December 31, 2028 and 75 days after closing, respectively.
As of June 30, 2026, amounts recorded as other purchase consideration payable remain subject to the contractual post-closing review and resolution procedures under the Azstarys Purchase Agreement and may change upon completion of that process.
The fair value of the total consideration was approximately $706,253 consisting of the following (in thousands):

Fair Value of Purchase Price Consideration	Amount
Fair value of purchase price consideration paid at closing:
Initial cash consideration	$613,574
Cash held in escrow related to indemnification and other settlements	42,000
Deferred payments and contingent consideration:
Fair value of contingent consideration	38,525
Other purchase consideration payable	12,154
Total purchase consideration	$706,253

The Company has accounted for the Azstarys Acquisition as a business combination and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its financial statements following the Azstarys Acquisition Date.

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. The Company is finalizing its valuation of intangible assets, tangible assets, liabilities and tax analyses, and anticipates finalizing the valuation of assets acquired and liabilities assumed as the information necessary to complete the analysis is obtained, but no later than one year after the Azstarys Acquisition Date.

The following tables set forth the preliminary allocation of the Azstarys Acquisition purchase price to the estimated fair value of the net assets acquired at the Azstarys Acquisition Date (in thousands):

Azstarys Acquisition Date Fair Value
Assets Acquired
Cash and cash equivalents	$171
Accounts receivable	58,468
Inventory	69,931
Prepaid expenses and other current assets	17,628
Intangible assets	635,000
Other noncurrent assets	5,795
Total assets	$786,993
Liabilities Assumed
Accounts payable	$2,096
Accrued liabilities	646
Accrued rebates, returns and discounts	81,285
Deferred tax liabilities	40,965
Total liabilities	$124,992
Total identifiable net assets acquired	$662,001
Goodwill	44,252
Total consideration transferred	$706,253

The valuation of the acquired intangible assets relies on significant unobservable inputs. The Company used an income approach to value the acquired intangible asset at $635,000. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 11.6 years (refer to Note 10, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment of $35,300 to increase the amount of inventory from its historic cost to fair value.
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.
Total revenues attributable to Azstarys from the Azstarys Acquisition Date through June 30, 2026 were $12,910. Earnings attributable to Azstarys from the Azstarys Acquisition Date through June 30, 2026, however, are not distinguishable due to the rapid integration of Azstarys’ core operations into the Company.

Unaudited Pro Forma Summary of Operations
The following table shows the unaudited pro forma summary of operations for the three and six months ended June 30, 2026 and 2025, as if the Azstarys Acquisition had occurred on January 1, 2025. The unaudited pro forma information is presented for informational purposes only and does not purport to represent what the Company’s actual results would have been had the acquisition occurred on January 1, 2025, nor is it indicative of future operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues	$219,118	$213,970	$437,226	$410,774
Net Loss	(4,523)	(14,942)	(9,443)	(58,191)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and the Seller Parties, adjusted to reflect the acquisition of Azstarys only. The pro forma financial information primarily reflects:
•the exclusion of the Seller Parties’ other product, Adlarity, and certain other assets and liabilities that were not acquired as part of the Azstarys Acquisition, from the Seller Parties' historical financial information;
•incremental amortization associated with the acquired intangible asset;
•the recognition of the acquired inventory fair value step-up in 2025;
•acquisition-related transaction costs reflected in the earliest period presented;
•incremental interest expense associated with the delayed draw term loan used to fund the acquisition; and
•the applicable income tax effects of these adjustments.
The six months ended June 30, 2025 pro forma net loss includes $14,500 of acquisition-related transaction costs. Direct transaction costs recognized in the Company’s 2026 historical results were removed from the corresponding 2026 pro forma periods.
Acquisition-Related Expenses
In the three and six months ended June 30, 2026, the Company incurred $23,297 and $28,403 respectively, of acquisition-related expenses as a result of the Azstarys Acquisition, which were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. These costs include transaction costs, which primarily consisted of financial advisory, banking, legal, regulatory, representation and warranty insurance, and other consulting fees incurred to complete the acquisition; integration consulting expenses; employee-related expenses (severance cost and benefits) for terminated employees after the acquisition; and miscellaneous other acquisition expenses incurred, including contract termination costs, Commave directors and officers insurance, and other integration-related expenses. The Company expects, however, to incur additional acquisition-related expenses relating to consulting fees, contract termination costs, and other integration-related activities during the remainder of 2026.

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Transaction costs	$10,661	$14,455
Integration consulting expenses	8,424	8,424
Employee-related expenses	769	769
Other acquisition expenses	3,443	4,755
Total acquisition-related expenses	$23,297	$28,403

Ironshore Acquisition
On September 3, 2024 (“Ironshore Acquisition Date”), the Company closed its acquisition (the “Ironshore Acquisition”) of Ironshore Therapeutics, Inc. (“Ironshore”). Ironshore had developed and obtained commercial approval to market Jornay PM in the United States. The Ironshore Acquisition was completed to expand the Company’s business beyond pain management and establish a commercial presence in neuropsychiatry via the ADHD market. The Company obtained control through the acquisition of shares in an all-cash transaction which closed on September 3, 2024.
The acquisition consideration includes payments for the Ironshore equity and assumption of certain of its debt. The Company deposited $25,000 into escrow at closing, to be released (i) in part, after, and subject to, determination of any adjustments related to finalization of working capital and cash at closing; and (ii) in part, and subject to, the lapse of certain indemnification obligations 12 months from the Ironshore Acquisition Date. In the three months ended March 31, 2025, the adjustments related to working capital and cash were finalized and settled, resulting in a $3,836 reduction in the amount due to the former Ironshore equity holders. The Company also agreed to pay a $25,000 contingent payment upon the achievement of a financial milestone based on net revenues of Jornay PM for the year ended December 31, 2025, which was not achieved.
As of June 30, 2026, approximately $17,565 is due to the former Ironshore equity holders recorded as deferred business combination consideration payable and $19,850 remains in escrow recorded as restricted cash. This amount remains unpaid due to the indemnification obligations in the Ironshore Acquisition and the ongoing North Sound Pharmaceuticals (“NSP”) arbitration (refer to Note 17, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information).
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
The Company has accounted for the Ironshore Acquisition as a business combination and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its financial statements following the Ironshore Acquisition Date.
The preliminary purchase price was based on estimates, assumptions, valuations and other studies, which were finalized within the measurement period, no later than one year after the Ironshore Acquisition Date. Measurement period adjustments were recognized subsequent to the preliminary estimates. During the year ended December 31, 2025, the Company recognized measurement period adjustments to decrease accrued rebates, returns, and discounts by $23,227, goodwill by $16,048, deferred tax assets by $11,039, and certain other accounts by $502.

The following tables set forth the final allocation of the Ironshore Acquisition purchase price to the estimated fair value of the net assets acquired at the Ironshore Acquisition Date, including all measurement period adjustments:

Ironshore Acquisition Date Fair Value
Assets Acquired
Cash and cash equivalents	$9,350
Accounts receivable	44,593
Inventory	17,155
Prepaid expenses and other current assets	8,620
Property, plant and equipment, net	541
Intangible assets	635,000
Right-of-use assets	800
Deferred tax assets	33,921
Total assets	$749,980
Liabilities Assumed
Accounts payable	$6,656
Accrued liabilities	73,437
Accrued rebates, returns and discounts	87,697
Borrowings	8,954
Lease liabilities	800
Senior secured notes payable	151,500
Deferred royalty obligation	116,900
Deferred revenue	10,000
Total liabilities	$455,944
Total identifiable net assets acquired	$294,036
Goodwill	12,068
Total consideration transferred	$306,104
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

Acquisition-Related Expenses
In the three months ended June 30, 2026 and 2025, the Company incurred $789 and $935, respectively, of acquisition-related expenses as a result of the Ironshore Acquisition. In the six months ended June 30, 2026 and 2025, the Company incurred $1,858 and $2,224, respectively, of acquisition-related expenses as a result of the Ironshore Acquisition. The acquisition-related expenses were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. These expenses primarily included legal defense expenses for the NSP arbitration that was acquired from Ironshore and relates to acts that occurred prior to Collegium’s acquisition of Ironshore (refer to Note 17, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information), employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition expenses incurred, including integration consulting expenses, and expenses related to exiting contracts acquired from Ironshore, and expenses associated with maintaining the escrow account related to the Ironshore Acquisition.
The Company expects to incur additional acquisition-related expenses in 2026 relating to the NSP arbitration acquired from Ironshore and expenses associated with maintaining the escrow account related to the Ironshore Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Legal defense expenses for NSP arbitration acquired from Ironshore	$772	$552	$1,831	$552
Employee-related expenses	—	—	—	515
Transaction costs	—	—	—	38
Other acquisition expenses	17	383	27	1,119
Total acquisition-related expenses	$789	$935	$1,858	$2,224
5. License Agreements
The Company periodically enters into license agreements to develop and commercialize its products. Amounts owed under these agreements may require estimates and other judgments related to contractual requirements, which creates uncertainty over the ultimate amount that would be paid under these arrangements. Contractual amounts due are accrued based on the Company’s interpretation of the relevant contract terms and underlying facts and circumstances, including an assessment of available evidence and the associated uncertainty.

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

Shionogi License and Supply Agreement
Prior to the Company’s acquisition of BioDelivery Sciences International, Inc. (“BDSI”) in March 2022 (the “BDSI Acquisition”), BDSI and Shionogi Inc. (“Shionogi”) entered into an exclusive license agreement (the “Shionogi License Agreement”) for the commercialization of Symproic in the United States including Puerto Rico (the “Shionogi Territory”) for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain (the “Shionogi Field”).
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
ArkBio License Agreement

Prior to the Company's acquisition of Azstarys in May 2026, Commave and Ark Biopharmaceutical Limited (“ArkBio”) entered into an out-licensing agreement (the “ArkBio Agreement”) pursuant to which Commave granted ArkBio the exclusive rights to develop, manufacture and commercialize Azstarys in the People's Republic of China, Hong Kong, Macau and Taiwan (collectively, the “Territory”). The ArkBio Agreement continues until the later of (i) ten years after the first commercial sale of Azstarys in China or (ii) the expiration of the last valid claim within the Company's patent rights covering Azstarys in the Territory.

Pursuant to the terms of the ArkBio Agreement, Commave is eligible to receive up to $98,500 in potential sales-based milestone payments, as well as tiered royalties ranging from 7.0% to 14.0% on ArkBio's net sales of Azstarys. As of the Azstarys Acquisition Date, ArkBio had obtained regulatory approval in China, and all amounts previously earned under the ArkBio Agreement had been recognized by Commave prior to the Azstarys Acquisition Date.

As of June 30, 2026, the Company and ArkBio had not entered into a commercial supply agreement, and no milestone payments, royalties or other consideration had been earned under the ArkBio Agreement from the Azstarys Acquisition Date through June 30, 2026. Accordingly, no revenue was recognized under the ArkBio Agreement during the period from the Azstarys Acquisition Date through June 30, 2026.

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(15,051)	$11,983	$(555)	$14,400
Adjustment for interest expense on convertible senior notes, net of tax	—	1,482	—	2,960
Net (loss) income - diluted	$(15,051)	$13,465	$(555)	$17,360
Denominator:
Weighted-average shares outstanding — basic	32,460,783	31,810,612	32,275,159	31,802,222
Effect of dilutive securities:
Stock options	—	213,054	—	231,458
Restricted stock units	—	445,593	—	643,312
Employee stock purchase plan	—	139	—	—
Convertible senior notes	—	6,606,305	—	6,606,305
Weighted average shares outstanding — diluted	32,460,783	39,075,703	32,275,159	39,283,297

(Loss) earnings per share — basic	$(0.46)	$0.38	$(0.02)	$0.45
(Loss) earnings per share — diluted	$(0.46)	$0.34	$(0.02)	$0.44
The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	512,829	130,344	512,829	130,344
Restricted stock units	2,453,059	666,052	2,453,059	224,465
Performance share units	459,982	313,642	459,982	313,642
Employee stock purchase plan	26,170	—	26,170	32,320
Convertible notes	6,606,305	—	6,606,305	—
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
There were no transfers between Levels 1, 2, and 3 during the six months ended June 30, 2026 and 2025.
The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of June 30, 2026 and December 31, 2025:

	Total	Quoted Prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2026
Assets
Cash equivalents:
Money market funds	$27,317	$27,317	$—	$—
Total assets measured at fair value	$27,317	$27,317	$—	$—
Liabilities
Contingent consideration	$38,525	$—	$—	$38,525
Total liabilities measured at fair value	$38,525	$—	$—	$38,525

December 31, 2025
Cash equivalents:
Money market funds	$119,363	$119,363	$—	$—
Marketable securities:
Corporate debt securities	140,261	—	140,261	—
U.S. Treasury securities	2,959	—	2,959	—
Government-sponsored securities	5,000	—	5,000	—
Commercial paper	7,207	—	7,207	—
Total assets measured at fair value	$274,790	$119,363	$155,427	$—
Contingent Consideration
The Company’s contingent consideration liability is related to the Azstarys Acquisition in 2026. The Azstarys Acquisition included a contingent payment of $135,000 related to the achievement of certain future commercial and manufacturing milestones eligible to be earned through various achievement periods, extending through March 31, 2029.

The contingent consideration liability is measured at fair value using a discounted cash flow method for technical milestones and a Monte Carlo simulation for net sales-based milestones. The Company classifies its contingent consideration liability as a Level 3 fair value measurement. The following table presents the significant unobservable inputs used in the fair value measurements as of June 30, 2026 (in thousands, except percentages and dates):

Contingent Consideration Liability	Fair Value at June 30, 2026	Valuation Technique	Significant Unobservable Inputs	Range
Technical milestones	$27,290	Discounted cash flow	Probability of payment	81.0% - 90.0%
			Expected achievement dates	March 2027 - December 2027
			Payment discount rate	5.8% - 6.0%
Net sales-based milestones	11,235	Monte Carlo simulation	Net sales volatility	35.0%
			Net sales discount rate	11.0%
			Payment discount rate	5.7% - 6.2%
Total contingent consideration	$38,525

Significant increases or decreases in the probability of achievement, expected achievement dates, net sales volatility or discount rates could result in a higher or lower fair value measurement.

Change in the Fair Value of Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration for the Azstarys Acquisition (dollars in thousands):

Azstarys Acquisition Contingent Consideration
Balance as of December 31, 2025	$—
Azstarys Acquisition date fair value	38,525
Balance as of June 30, 2026	$38,525

Assets and Liabilities Not Carried at Fair Value
Convertible Senior Notes
The Company’s convertible senior notes are considered Level 2 financial liabilities. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of June 30, 2026, the fair value of the Company’s 2.875% convertible senior notes due in 2029 was $298,554 and the net carrying value was $238,733.
Term Notes Payable
The Company’s term notes are considered Level 2 financial liabilities. The fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of June 30, 2026, the carrying amount of the term notes reasonably approximated the estimated fair value.
Deferred Royalty Obligation
The Company’s deferred royalty obligation liability was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 14, Deferred Royalty Obligation, for more information.
The deferred royalty obligation is considered a Level 3 fair value measurement. The fair value of the Company’s deferred royalty obligation was approximately $142,617 as of June 30, 2026 and a net carrying value of $121,357.

Other Assets and Liabilities
As of June 30, 2026, and December 31, 2025, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.
8. Marketable Securities
As of June 30, 2026, the Company did not hold any marketable securities, including available-for-sale debt securities.
As of December 31, 2025, available-for-sale debt securities were classified on the Condensed Consolidated Balance Sheets at fair value as follows:

December 31, 2025
Cash and cash equivalents	$—
Marketable securities	155,427
Total	$155,427
The following table summarizes the available-for-sale securities held as of December 31, 2025:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$139,833	$487	(59)	140,261
U.S. Treasury securities	2,957	2	—	2,959
Government-sponsored securities	4,999	2	(1)	5,000
Commercial paper	7,206	1	—	7,207
Total	$154,995	$492	$(60)	$155,427
The following table summarizes the contractual maturities of available-for-sale securities other than investments in money market funds as of December 31, 2025:

December 31, 2025
Matures within one year	$52,078
Matures after one year through five years	103,349
Total	$155,427
As of June 30, 2026, the Company had no marketable securities outstanding and no related unrealized gains or losses remained in accumulated other comprehensive income. As of December 31, 2025, unrealized losses on the Company’s available-for-sale securities were immaterial. In connection with funding the Azstarys Acquisition, proceeds from sales of available-for-sale securities were $151,805 during the six months ended June 30, 2026. Realized gains and losses are determined using the specific identification method. Gross realized gains and gross realized losses on these sales, and the corresponding amounts reclassified from accumulated other comprehensive income into earnings, were $78 and $295, respectively, during both the three and six months ended June 30, 2026. There were no sales of marketable securities during the three and six months ended June 30, 2025. Other comprehensive income related to marketable securities, net of tax, was $219 for the three months ended June 30, 2026 and the other comprehensive loss related to marketable securities, net of tax, was $319 for the six months ended June 30, 2026. Other comprehensive income related to marketable securities, net of tax, was $96 and $282 for the three and six months ended June 30, 2025, respectively. The Company had no transfers of available-for-sale securities into the trading category and did not hold trading securities during the periods presented.

The Company did not hold any securities with other-than-temporary impairment as of December 31, 2025. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To assess whether an impairment is other-than-temporary, the Company evaluates whether it has the ability and intent to hold the investment until recovery in market value, whether evidence supporting recovery of the investment’s amortized cost outweighs evidence to the contrary, and whether the decline in fair value below amortized cost is material.
The Company did not record any allowance for credit losses on its available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025.
9. Inventory
Inventory as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$36,214	$18,963
Work in process	49,055	15,094
Finished goods	36,054	20,869
Total inventory	$121,323	$54,926
Long-term inventory is included in other noncurrent assets in the Company’s Condensed Consolidated Balance Sheet.
The balance sheet classification of inventory consisted of the following:

	June 30, 2026	December 31, 2025
Inventory	$113,269	$40,912
Other noncurrent assets	8,054	14,014
Total inventory	$121,323	$54,926
10. Goodwill and Intangible Assets
As of June 30, 2026 and December 31, 2025, the Company’s goodwill balance was $190,177 and $145,925, respectively. The Company’s goodwill as of June 30, 2026 resulted from the Azstarys Acquisition on May 12, 2026, the Ironshore Acquisition on September 3, 2024 and the BDSI Acquisition on March 22, 2022.
The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay PM	$635,000	$(152,986)	$482,014	$635,000	$(111,072)	$523,928
Azstarys	635,000	(7,480)	627,520	—	—	—
Belbuca	360,000	(322,305)	37,695	360,000	(284,607)	75,393
Nucynta Products	521,170	(521,170)	—	521,170	(493,478)	27,692
Symproic	70,000	(31,145)	38,855	70,000	(27,503)	42,497
Total intangible assets	$2,221,170	$(1,035,086)	$1,186,084	$1,586,170	$(916,660)	$669,510

The following table presents amortization expense recognized in cost of product revenues for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Jornay PM	$20,957	$20,957	$41,914	$41,914
Belbuca	18,849	18,849	37,698	37,697
Nucynta Products	13,846	13,846	27,692	27,692
Azstarys	7,480	—	7,480	—
Symproic	1,821	1,821	3,642	3,643
Total amortization expense	$62,953	$55,473	$118,426	$110,946
As of June 30, 2026, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay PM	Azstarys	Belbuca	Symproic	Total
2026	$41,915	$27,283	$37,695	$3,643	$110,536
2027	83,829	54,567	—	7,285	145,681
2028	83,829	54,567	—	7,285	145,681
2029	83,829	54,567	—	7,285	145,681
2030	83,829	54,567	—	7,285	145,681
Thereafter	104,783	381,969	—	6,072	492,824
Remaining amortization expense	$482,014	$627,520	$37,695	$38,855	$1,186,084
11. Accrued Liabilities
Accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Accrued interest	$11,075	$12,023
Accrued product taxes and fees	9,957	7,732
Accrued inventory	8,580	2,809
Accrued sales and marketing	8,256	3,039
Accrued payroll and related benefits	5,468	3,382
Accrued royalties	5,265	7,987
Accrued bonuses	4,101	9,172
Accrued incentive compensation	4,098	3,714
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	2,435	2,435
Accrued audit and legal	1,986	1,703
Accrued income taxes	1,138	3,297
Accrued other operating costs	8,891	5,171
Total accrued liabilities	$71,250	$62,464

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
2025 Credit Facility
On December 23, 2025, the Company entered into a Credit Agreement by and among the Company, the lenders from time to time party thereto and Truist Bank, as administrative agent (the “2025 Credit Agreement”). The 2025 Credit Agreement provides for (i) a $580,000 term loan (the “2025 Term Loan”), (ii) $300,000 of delayed draw term loan commitments (the “Delayed Draw Term Loan”), and (iii) a $100,000 revolving credit facility (the “Revolver”) (collectively, the “2025 Credit Facility”). The 2025 Term Loan was used to repay in full the remaining outstanding obligations under the 2024 Term Loan and to pay fees and expenses relating to the entry into the Credit Agreement and the remainder for general corporate purposes. The 2025 Credit Facility is guaranteed by certain of the Company’s material subsidiaries and secured by substantially all of the assets of the Company and such material subsidiaries. In May 2026, the $300,000 Delayed Draw Term Loan was issued and the proceeds received were used to partially fund the Azstarys Acquisition.
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
In connection with the issuance of the 2025 Credit Facility, the Company paid commitment and other fees to the lenders of $14,378 and incurred debt issuance costs of $719. The $15,097 of debt discounts and issuance costs were then allocated to each of the components of the 2025 Credit Facility proportionally based on commitment amounts, resulting in $8,935 being allocated to the 2025 Term Loan, $4,622 being allocated to the Delayed Draw Term Loan, and $1,540 being allocated to the Revolver. The debt discounts and issuance costs allocated to the 2025 Term Loan were recorded as a direct deduction of the carrying amount of the 2025 Term Loan and are amortized over the term of the loan using the effective interest rate. The debt discounts and issuance costs allocated to the Delayed Draw Term Loan were recorded to other noncurrent assets. When the Delayed Draw Term Loan was issued, the $4,622 of previously capitalized cost was reclassified as a direct deduction of the carrying amount of the issued Delayed Draw Term Loan. The debt discounts and issuance costs allocated to the Revolver were recorded to other noncurrent assets and the deferred debt issuance costs are amortized ratably over the term of the Revolver, regardless of whether there are any outstanding borrowings on the Revolver.
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
The following table presents the total interest expense recognized related to the 2025 Credit Facility and 2024 Term Loan during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$12,231	$13,847	$21,647	$27,922
Amortization of debt discounts and debt issuance costs	784	1,096	1,383	2,207
Total interest expense	$13,015	$14,943	$23,030	$30,129
As of June 30, 2026, the effective interest rate on the 2025 Term Loan was 7.0%.
As of June 30, 2026, scheduled principal repayments under the 2025 Term Loan were as follows:

Years ended December 31,	Principal Payments
2026	$22,000
2027	66,000
2028	66,000
2029	88,000
2030	623,500
Total before unamortized discount and issuance costs	$865,500
Less: unamortized discount and issuance costs	(12,676)
Term notes carrying value	$852,824
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
As of June 30, 2026, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.
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
The 2029 Convertible Notes are classified on the Condensed Consolidated Balance Sheet as of June 30, 2026 as convertible senior notes.

As of June 30, 2026, the outstanding balance of the 2029 Convertible Notes consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(2,767)
Net carrying amount	$238,733
The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.3%. As of June 30, 2026, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.
As of June 30, 2026, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
2026	$3,472
2027	6,943
2028	6,943
2029	244,972
Total minimum payments	$262,330
Less: interest	(20,830)
Less: unamortized issuance costs	(2,767)
Convertible notes carrying value	$238,733
The following table presents the total interest expense recognized related to the 2029 Convertible Notes during the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$1,736	$1,736	$3,472	$3,472
Amortization of debt issuance costs	260	259	518	515
Total interest expense	$1,996	$1,995	$3,990	$3,987
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
The effective interest rate as of June 30, 2026 was approximately 13.7%.

A rollforward of the deferred royalty obligation for the six months ended June 30, 2026 and 2025 is as follows:

Deferred Royalty Obligation
Balance as of December 31, 2025	$121,563
Net amortization	(206)
Net carrying amount at June 30, 2026	$121,357

Deferred Royalty Obligation
Balance as of December 31, 2024	$120,613
Net accretion	2,014
Net carrying amount at June 30, 2025	$122,627
The total interest expense recognized related to the deferred royalty obligation during the six months ended June 30, 2026 was $8,067, including net amortization of $206. The total interest expense recognized related to the deferred royalty obligation during the six months ended June 30, 2025 was $7,137, including net accretion of $2,014. Total royalty payments made under the agreement during six months ended June 30, 2026 were $8,388 and were recorded as a reduction to accrued interest. Total royalty payments made under the agreement during six months ended June 30, 2025 were $4,147 and were recorded as a reduction to accrued interest.

15. Equity
The changes in shareholders’ equity for the three and six months ended June 30, 2026 were as follows:

	Common Stock		Additional Paid- In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	40,736,330	$41	$624,954	(9,028,722)	$(222,510)	$(101,129)	$319	$301,675
Exercise of common stock options	17,195	—	394	—	—	—	—	394
Issuance for employee stock purchase plan	36,064	—	947	—	—	—	—	947
Vesting of RSUs and PSUs	981,487	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(335,385)	(1)	(15,432)	—	—	—	—	(15,433)
Stock-based compensation	—	—	10,880	—	—	—	—	10,880
Other comprehensive loss, net of tax	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	—	—	14,496	—	14,496
Balance, March 31, 2026	41,435,691	$41	$621,743	(9,028,722)	$(222,510)	$(86,633)	$(219)	$312,422
Exercise of common stock options	29,137	—	481	—	—	—	—	481
Vesting of RSUs and PSUs	80,385	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(18,181)	—	(646)	—	—	—	—	(646)
Stock-based compensation	—	—	14,484	—	—	—	—	14,484
Other comprehensive income, net of tax	—	—	—	—	—	—	219	219
Net loss	—	—	—	—	—	(15,051)	—	(15,051)
Balance, June 30, 2026	41,527,032	$41	$636,062	(9,028,722)	$(222,510)	$(101,684)	$—	$311,909

The changes in shareholders’ equity for the three and six months ended June 30, 2025 were as follows:

	Common Stock		Additional Paid- In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	39,646,749	$40	$590,251	(8,206,594)	$(197,505)	$(163,999)	$55	$228,842
Exercise of common stock options	67,718	—	1,552	—	—	—	—	1,552
Issuance for employee stock purchase plan	17,868	—	506	—	—	—	—	506
Vesting of RSUs and PSUs	956,368	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(350,311)	—	(10,593)	—	—	—	—	(10,593)
Stock-based compensation	—	—	11,524	—	—	—	—	11,524
Other comprehensive income, net of tax	—	—	—	—	—	—	186	186
Net income	—	—	—	—	—	2,417	—	2,417
Balance, March 31, 2025	40,338,392	$40	$593,240	(8,206,594)	$(197,505)	$(161,582)	$241	$234,434
Exercise of common stock options	21,944	—	308	—	—	—	—	308
Vesting of RSUs and PSUs	102,760	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(14,949)	—	(428)	—	—	—	—	(428)
Share repurchases from ASR agreement	—	—	(5,000)	(692,281)	(20,005)	—	—	(25,005)
Stock-based compensation	—	—	10,818	—	—	—	—	10,818
Other comprehensive loss, net of tax	—	—	—	—	—	—	96	96
Net income	—	—	—	—	—	11,983	—	11,983
Balance, June 30, 2025	40,448,147	$40	$598,938	(8,898,875)	$(217,510)	$(149,599)	$337	$232,206
Common Stock
In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31 of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1). The Plan expired on May 11, 2025 and on May 15, 2025, the Company’s shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), under which an aggregate of 1,600,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus (i) shares of common stock that remained available for grants under the Plan as of its expiration and (ii) any shares of common stock subject to outstanding grants under the Plan that terminate, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the Plan. As of June 30, 2026, there were 2,208,476 shares of common stock available for issuance pursuant to the 2025 Plan.
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
The Company has not yet repurchased shares under the 2025-2026 Repurchase Program. Thus, $150,000 remained available for share repurchases under the 2025-2026 Repurchase Program as of June 30, 2026.

16. Stock-based Compensation
Performance Share Units
The Company periodically grants PSUs to certain members of the Company’s senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.
A summary of the Company’s PSU activity for the six months ended June 30, 2026 and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	313,642	$41.65
Granted	242,492	61.20
Vested	(156,944)	39.89
Performance adjustment	60,792	40.08
Outstanding as of June 30, 2026	459,982	$52.27
The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the six months ended June 30, 2026, and 2025 was $61.20 and $40.28, respectively. The total fair value of PSUs vested (measured on the date of vesting) for the six months ended June 30, 2026 and 2025 was $7,337 and $4,925, respectively.
Restricted Stock Units
The Company granted RSUs to employees during the six months ended June 30, 2026. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.
A summary of the Company’s RSU activity for the six months ended June 30, 2026 and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,617,325	$29.57
Granted	931,813	44.19
Vested	(904,928)	28.67
Forfeited	(191,151)	33.32
Outstanding as of June 30, 2026	2,453,059	$35.17
The weighted-average grant date fair value per share of RSUs granted for the six months ended June 30, 2026 and 2025 was $44.19 and $30.19, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the six months ended June 30, 2026 and 2025 was $40,748 and $27,042, respectively.
Stock Options
The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.

A summary of the Company’s stock option activity for the six months ended June 30, 2026 and related information is as follows:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	559,161	$22.29	3.9	$13,425
Exercised	(46,332)	18.88
Outstanding as of June 30, 2026	512,829	$22.60	3.5	$6,975
Exercisable as of June 30, 2026	431,364	$20.93	2.6	$6,585
There were no stock options granted during the six months ended June 30, 2026 and 2025.
Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the six months ended June 30, 2026, 36,064 shares of common stock were purchased for total proceeds of $947. The expense for the three months ended June 30, 2026 and 2025 was $159 and $149, respectively. The expense for the six months ended June 30, 2026 and 2025 was $318 and $285, respectively.
Stock-based Compensation Expense
The Company’s stock-based compensation expense for the three months ended June 30, 2026 and 2025 was $14,484 and $10,818, respectively, and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations. The Company’s stock-based compensation expense for the six months ended June 30, 2026 and 2025 was $25,364 and $22,342, respectively, and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations.
As of June 30, 2026, there was approximately $77,684 of unrecognized compensation expense related to unvested options, restricted stock units, and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 2.1 years.
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
A successor to Purdue, known as Knoa Pharma LLC, came into existence on or about May 1, 2026, and was substituted as plaintiff in the consolidated action by an order dated July 16, 2026. The parties filed a joint statement with the court on July 8, 2026, indicating that the plaintiff intends to “share with Collegium a draft amended/supplemental complaint, to remove any invalidated claims and/or any grounds of infringement that are no longer applicable, and to add any claims/patents that have issued during the pendency of the case stay.” The joint statement further stated that “[t]he parties then can meet and confer to determine what impact such pleading would have on pending motions and the case schedule the parties may propose to the Court.” The Court has set a status conference for August 25, 2026.

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
Alvogen sent the Company a new notice letter, received on June 9, 2025, claiming that its buprenorphine film products do not infringe the ’539 patent. The letter did not dispute the ’866 patent, which remains valid and infringed by Alvogen until 2027. In response, on July 22, 2025, BDSI filed a motion to enforce the January 21, 2022 Final Judgement, concerning Alvogen’s infringement of the ’539 patent. The Court denied this motion on January 12, 2026 on procedural grounds. Additionally, on July 24, 2025, BDSI filed a patent infringement lawsuit based on the new notice letter, triggering a thirty-month stay on FDA approval. The complaint was served on October 20, 2025. A trial date has been set for April 12, 2027. The Company remains firmly committed to defending its intellectual property rights against Alvogen. The Company plans to litigate this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

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
Ascent Pharmaceuticals
On June 4, 2026, Collegium received a Paragraph IV Notice Letter from Ascent Pharmaceuticals stating that Ascent had submitted an ANDA for a generic version of Belbuca. Specifically, the Notice Letter challenges the ’539 patent, which expires in December 2032, on grounds that it is allegedly invalid. On July 16, 2026, the Company filed a complaint for patent infringement against Ascent in the District of Delaware, initiating Hatch-Waxman litigation and thus triggering a 30-month stay. The Company remains confident in the strength of the ’539 patent and intends to vigorously defend our intellectual property.
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

Walgreen Co. v. Collegium Pharmaceutical, Inc. (Xtampza and Nucynta)
Walgreen Co. (“Walgreens”) filed a lawsuit in June 2025 in the United States District Court for the Northern District of Illinois, alleging that Collegium owes more than $14,000 in credits for product returned or attempted to be returned between 2020 and 2023 pursuant to Collegium’s returns policy. Walgreens alleges that the returns policy constitutes a contract between Walgreens and Collegium and seeks to plead claims for breach of contract and, in the alternative, unjust enrichment. Collegium filed a motion to dismiss on August 12, 2025. The Court stayed party discovery pending the outcome of the motion to dismiss but allowed third-party written discovery to commence. On February 18, 2026, the Court granted Collegium’s motion to dismiss for lack of personal jurisdiction. Walgreens then refiled its complaint in the United States District Court for the District of Massachusetts, adding new counts for breach of the implied covenant of good faith and fair dealing and unfair and deceptive business practices under Mass. Gen. Laws ch. 93A, along with a demand for attorneys’ fees and treble damages. On May 1, 2026, Collegium filed a motion to dismiss, which is fully briefed with oral argument scheduled for August 6, 2026. Collegium has tendered its defense to a third party which has agreed to defend and indemnify Collegium, subject to a reservation of rights. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.
18. Income Taxes
The Company is subject to U.S. federal and state income taxes, as well as foreign income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items which are recorded in the period in which they occur.
The following table presents information regarding the Company’s income tax expense recognized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$1,519	$5,042	$5,763	$5,747
Effective tax rate	(11.2)%	29.6%	110.7%	28.5%
The provision for income taxes for the three and six months ended June 30, 2026 reflects the estimated annual effective tax rate as adjusted for the discrete nondeductible costs, including certain transaction costs related to the Azstarys Acquisition, as well as discrete excess tax benefits related to stock-based compensation.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its U.S. state deferred tax assets that are not more likely than not to be realized due to tax limitations or other conditions as of June 30, 2026. The Company has also maintained a valuation allowance on the portion of the deferred tax asset associated with Swiss net operating losses acquired in the Azstarys Acquisition that is not more likely than not to be realized due to tax limitations or other conditions as of June 30, 2026.
19. Segment Information
The Company’s product portfolio includes Jornay PM, Azstarys, Belbuca, Xtampza ER, Nucynta IR and Nucynta ER, Nucynta IR AG and Nucynta ER AG, and Symproic. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The CODM is the Chief Executive Officer. As the internal reporting is based on the consolidated results, the Company has identified one operating and reportable segment and the measure of segment profit or loss is consolidated net income (loss). The CODM uses net income (loss) to assess actual results and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.
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
The table below provides information about the Company’s segment, including segment expenses, and a reconciliation to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenues, net	$199,878	$188,000	$393,398	$365,757

Cost of product revenues (excluding intangible asset amortization)	26,633	24,143	47,434	49,103
Intangible asset amortization	62,953	55,473	118,426	110,946
Commercial expenses	46,403	44,115	93,760	84,908
Corporate expenses	12,163	9,801	26,703	23,090
Medical expenses	7,899	7,832	15,047	15,865
Technical operations expenses	165	136	415	234
Stock-based compensation expense	14,484	10,818	25,364	22,342
Other segment items(1)	25,480	577	31,655	2,477
Interest expense	19,519	20,463	35,381	41,253
Interest income	(2,289)	(2,383)	(5,995)	(4,608)
Provision for income taxes	1,519	5,042	5,763	5,747
Net (loss) income	$(15,051)	$11,983	$(555)	$14,400
(1) – Other segment items are primarily acquisition-related expenses, expenses related to the transition of certain of the Company’s executives, and fair value remeasurement of contingent consideration.
Depreciation expense was $1,812 and $1,135 in the three months ended June 30, 2026, and 2025, respectively. Intangible asset amortization expense was $62,953 and $55,473 in the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $2,275 and $2,226 in the six months ended June 30, 2026, and 2025, respectively. Intangible asset amortization expense was $118,426 and $110,946 in the six months ended June 30, 2026 and 2025, respectively.
20. Subsequent Events
Effective July 2026, the Company entered into an office lease (the “One Lincoln Lease”) with 1 Lincoln Owner, LLC, pursuant to which the Company will lease approximately 40,288 of rentable square feet of space in Boston, Massachusetts. The One Lincoln Lease will commence when the tenant improvements in the space are substantially complete and will continue thereafter for a term of eleven years. The Company has the right to extend the term of the Lease for two additional five year terms, subject to notice requirements. Initial annual base rent is approximately $2,075, subject to annual increases of approximately 2.0%.

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
Overview
We are a leading biopharmaceutical company focused on improving the lives of people living with serious and often misunderstood conditions. We have developed, licensed, and acquired a portfolio of meaningfully differentiated products for use in the treatment of attention deficit hyperactivity disorder (“ADHD”) and moderate to severe pain. We commercialize our products, consisting of Jornay PM, Azstarys, Belbuca, Xtampza ER, Nucynta ER, Nucynta IR, Nucynta ER Authorized Generic (“AG”), and Nucynta IR AG (collectively the “Nucynta Products”), and Symproic, in the United States.
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
Azstarys is a CNS stimulant prescription medicine that contains serdexmethylphenidate and dexmethylphenidate approved by the FDA in March 2021 for the treatment of ADHD in people six years of age and older. We began recognizing product revenue related to Azstarys in May 2026 following our acquisition of Azstarys (the “Azstarys Acquisition”).
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

Business Combination Accounting and Valuation of Acquired Net Assets
We completed the Azstarys Acquisition on May 12, 2026, which was accounted for as a business combination. To determine whether the acquisition should be accounted for as a business combination or as an asset acquisition, we made certain judgments regarding whether the acquired set of activities and assets met the definition of a business. Judgment is required in assessing whether the acquired processes or activities, along with their inputs, would be substantive to constitute a business, as defined by U.S. GAAP.
The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed. The purchase price allocation is a critical accounting estimate because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions based on non-observable inputs. Income approaches are used to value acquired intangible assets and certain assumed liabilities; acquired inventory is valued using replacement cost and functional apportionment based on its stage of completion. These valuations are based on management's estimates of economic and market conditions, including expected cash flows, costs and expenses, discount rates, tax rates and other market-participant assumptions.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Product revenues, net	$199,878	$188,000	$393,398	$365,757
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	26,633	24,143	47,434	49,103
Intangible asset amortization	62,953	55,473	118,426	110,946
Total cost of product revenues	89,586	79,616	165,860	160,049
Gross profit	110,292	108,384	227,538	205,708
Operating expenses
Selling, general and administrative	106,594	73,637	192,944	150,060
Gain on fair value remeasurement of contingent consideration	—	(358)	—	(1,144)
Total operating expenses	106,594	73,279	192,944	148,916
Income from operations	3,698	35,105	34,594	56,792
Interest expense	(19,519)	(20,463)	(35,381)	(41,253)
Interest income	2,289	2,383	5,995	4,608
Income before income taxes	(13,532)	17,025	5,208	20,147
Provision for income taxes	1,519	5,042	5,763	5,747
Net (loss) income	$(15,051)	$11,983	$(555)	$14,400
Comparison of the three months ended June 30, 2026 and June 30, 2025
Product revenues, net
Product revenues, net were $199.9 million for the three months ended June 30, 2026 (the “2026 Quarter”), compared to $188.0 million for the three months ended June 30, 2025 (the “2025 Quarter”). The $11.9 million increase is primarily due to increased revenue for Jornay PM of $13.4 million, Azstarys of $12.9 million, and Belbuca of $5.1 million, partially offset by the decreased revenue for Nucynta Products of $11.1 million, Xtampza ER of $7.6 million, and Symproic of $0.7 million.
The increase in revenue for Jornay PM of $13.4 million is primarily due to higher sales volume, lower gross-to-net adjustments related to provisions for co-pay program incentives and product returns, and higher gross price, partially offset by higher gross-to-net adjustments related to provisions for rebates.
The increase in revenue for Azstarys of $12.9 million is due to the Azstarys Acquisition in May 2026.
The increase in revenue for Belbuca of $5.1 million is primarily due to higher gross price and higher sales volume, partially offset by higher gross-to-net adjustments related to provisions for chargebacks and rebates.
The decrease in revenue for the Nucynta Products of $11.1 million is primarily due to the decrease in branded product revenue of $16.3 million, partially offset by the increase in authorized generic product revenue of $5.2 million. The decrease in Nucynta Products branded product revenue was primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for chargebacks and co-pay program incentives, partially offset by higher gross price and lower gross-to-net adjustments related to provisions for rebates and product returns. The increase in Nucynta Products AG product revenue was due to the launch of the authorized generic products in 2026.
The decrease in revenue for Xtampza ER of $7.6 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, including the recognition of $2.4 million related to certain rebate settlements in the 2025 Quarter that did not recur in the 2026 Quarter, partially offset by higher gross price.

The decrease in revenue for Symproic of $0.7 million is primarily due to higher gross-to-net adjustments related to provisions for rebates and lower sales volume, partially offset by higher gross price.
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization) was $26.6 million for the 2026 Quarter, compared to $24.1 million for the 2025 Quarter. The $2.5 million increase was primarily due to the 2026 Quarter including $5.4 million related to the step-up basis in inventory compared to the 2025 Quarter including $2.0 million.
Intangible asset amortization was $63.0 million for the 2026 Quarter, compared to $55.5 million for the 2025 Quarter. The $7.5 million increase is due to the 2026 Quarter including amortization of the intangible asset related to Azstarys acquired from the Azstarys Acquisition in May 2026. Intangible asset amortization related to Belbuca is expected to be fully amortized during 2026. Intangible asset amortization related to the Nucynta Products is fully amortized as of June 30, 2026.

Operating expenses
Selling, general and administrative expenses were $106.6 million for the 2026 Quarter, compared to $73.6 million for the 2025 Quarter. The $33.0 million increase was primarily related to:
•an increase in acquisition-related expenses of $23.2 million primarily due to expenses incurred related to the Azstarys Acquisition;
•an increase in salaries, wages and benefits of $8.6 million, primarily due to expenses incurred as a result of certain executive transitions announced in the 2026 Quarter, including stock-based compensation expense of $2.2 million related to accelerated equity awards and severance, benefits, and related expenses incurred of $1.4 million, as well as additional headcount related to the Azstarys Acquisition; and
•an increase in sales and marketing expenses of $0.8 million, primarily due to expenses incurred to support Jornay PM and Azstarys.
Gain on fair value remeasurement of contingent consideration was zero in the 2026 Quarter, compared to $0.4 million in the 2025 Quarter. The decrease was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition and reflects the liability being reduced to zero in 2025 after the related milestone was not achieved.
Interest expense and Interest income
Interest expense was $19.5 million for the 2026 Quarter, compared to $20.5 million for the 2025 Quarter. The $1.0 million decrease was primarily due to a lower interest rate following the December 2025 refinancing of the 2024 Term Loan, partially offset by a higher overall principal balance following the issuance of the May 2026 delayed draw term loan, which was used to partially fund the Azstarys Acquisition.
Interest income was $2.3 million for the 2026 Quarter, compared to $2.4 million for the 2025 Quarter. The $0.1 million decrease was primarily due to a lower overall balance invested in the 2026 Quarter compared to the 2025 Quarter.
Taxes
The provision for income taxes was $1.5 million for the 2026 Quarter, compared to $5.0 million for the 2025 Quarter. The $3.5 million decrease is primarily due to lower earnings before taxes in the 2026 Quarter compared to the 2025 Quarter, partially offset by the impact of discrete non-deductible transaction costs related to the Azstarys Acquisition and the tax treatment of losses in the Swiss subsidiary acquired in the Azstarys Acquisition. The effective tax rate was (11.2)% and 29.6% in the 2026 Quarter and 2025 Quarter, respectively.
Comparison of the six months ended June 30, 2026 and June 30, 2025

Product revenues, net
Product revenues, net were $393.4 million for the six months ended June 30, 2026 (the “2026 Period”), compared to $365.8 million for the six months ended June 30, 2025 (the “2025 Period”). The $27.6 million increase is primarily due to increased revenue for Jornay PM of $23.8 million, Azstarys of $12.9 million, Belbuca of $6.1 million, and Symproic of $0.7 million, partially offset by decreased revenue for Nucynta Products of $11.4 million and Xtampza ER of $4.5 million.

The increase in revenue for Jornay PM of $23.8 million is primarily due to higher sales volume, lower gross-to-net adjustments related to provisions for co-pay program incentives and product returns, and higher gross price, partially offset by higher gross-to-net adjustments related to provisions for rebates.
The increase in revenue for Azstarys of $12.9 million is due to the Azstarys Acquisition in May 2026.
The increase in revenue for Belbuca of $6.1 million is primarily due to higher gross price and higher sales volume, partially offset by higher gross-to-net adjustments related to provisions for chargebacks, rebates, and co-pay program incentives.
The increase in revenue for Symproic of $0.7 million is primarily due to lower gross-to-net adjustments related to provisions for product returns, higher gross price, and higher sales volume, partially offset by higher gross-to-net adjustments related to provisions for rebates.
The decrease in revenue for the Nucynta Products of $11.4 million is primarily due to the decrease in branded product revenue of $19.2 million, partially offset by the increase in authorized generic product revenue of $7.8 million. The decrease in Nucynta Products branded product revenue was primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for chargebacks and co-pay program incentives, partially offset by higher gross price and lower gross-to-net adjustments related to provisions for rebates. The increase in Nucynta Products AG product revenue was due to the launch of the authorized generic products in 2026.
The decrease in revenue for Xtampza ER of $4.5 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, including the recognition of $3.2 million related to certain rebate settlements in the 2025 Period that did not recur in the 2026 Period, partially offset by higher gross price.
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization) was $47.4 million for the 2026 Period, compared to $49.1 million for the 2025 Period. The $1.7 million decrease was primarily due to a lower royalty expense, partially offset by higher cost of goods sold from higher sales volumes.
Intangible asset amortization was $118.4 million for the 2026 Period, compared to $110.9 million for the 2025 Period. The $7.5 million increase is due to the 2026 Period including amortization of the intangible asset related to Azstarys acquired from the Azstarys Acquisition in May 2026. Intangible asset amortization related to Belbuca is expected to be fully amortized during 2026. Intangible asset amortization related to the Nucynta Products is fully amortized as of June 30, 2026.

Operating expenses
Selling, general and administrative expenses were $192.9 million for the 2026 Period, compared to $150.1 million for the 2025 Period. The $42.8 million increase was primarily related to:
•an increase in acquisition-related expenses of $28.1 million primarily due to expenses incurred related to the Azstarys Acquisition;
•an increase in salaries, wages and benefits of $12.9 million, primarily due to expenses incurred as a result of certain executive transitions announced in the 2026 Period, including stock-based compensation expense of $2.2 million related to accelerated equity awards as well as, additional headcount related to the Azstarys Acquisition and the expansion of the sales force that promotes Jornay PM that occurred late in the first quarter of 2025;
•an increase in sales and marketing expenses of $3.9 million, primarily due to expenses incurred to support Jornay PM and Azstarys; partially offset by
•a decrease in insurance expenses of $1.2 million, primarily due to lower product liability insurance expenses.
Gain on fair value remeasurement of contingent consideration was zero in the 2026 Period, compared to $1.1 million in the 2025 Period. The decrease was due to the revaluation of the contingent consideration associated with the Ironshore Acquisition and reflects the liability being reduced to zero in 2025 after the related milestone was not achieved.

Interest expense and Interest income
Interest expense was $35.4 million for the 2026 Period, compared to $41.3 million for the 2025 Period. The $5.9 million decrease was primarily due to a lower interest rate following the December 2025 refinancing of the 2024 Term Loan in December 2025, partially offset by a higher overall principal balance following the issuance of the May 2026 delayed draw term loan, which was used to partially fund the Azstarys Acquisition.
Interest income was $6.0 million for the 2026 Period, compared to $4.6 million for the 2025 Period. The $1.4 million increase was primarily due to a higher overall balance invested in the 2026 Period compared to the 2025 Period.
Taxes
The provision for income taxes was $5.8 million for the 2026 Period, compared to $5.7 million for the 2025 Period. The $0.1 million increase is primarily due to the impact of discrete nondeductible transaction costs related to the Azstarys Acquisition and the tax treatment of losses in the Swiss subsidiary acquired in the Azstarys Acquisition, partially offset by excess tax benefits related to stock compensation and lower earnings before taxes in the 2026 Period compared to the 2025 Period. The effective tax rate was 110.7% and 28.5% in the 2026 Period and 2025 Period, respectively.
Liquidity and Capital Resources
Sources of Liquidity
Historically, we have funded our operations primarily through private placements and/or public offerings of our preferred stock, common stock, and convertible notes; term loan debt; and cash inflows from sales of our products. We are primarily dependent on the commercial success of Jornay PM, Azstarys, Belbuca, Xtampza ER, and the Nucynta Products.
In December 2025, we entered into the 2025 Credit Agreement, which consists of the $580.0 million 2025 Term Loan, a $300.0 million of delayed draw term loan commitments, and a $100.0 million revolving credit facility, which was fully available as of June 30, 2026. The 2025 Term Loan was used to repay in full the remaining outstanding obligations under the 2024 Term Loan and to pay fees and expenses relating to the entry into the 2025 Credit Agreement and the remainder for general corporate purposes. In May 2026, the $300.0 million of delayed draw term loan was drawn to partially fund the Azstarys Acquisition.
As of June 30, 2026, the outstanding principal balance of the 2025 Term Loan was $865.5 million, of which $55.0 million in principal payments are due within the next 12 months.
As of June 30, 2026, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. The $241.5 million principal balance is due in 2029.
As of June 30, 2026, we had $129.5 million in cash and cash equivalents. We believe that our cash and cash equivalents as of June 30, 2026, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.
Borrowing Arrangements
The following transactions represent our material borrowing arrangements: the 2025 Term Loan and the 2029 Convertible Notes. Refer to Note 12, Term Notes Payable, and Note 13, Convertible Senior Notes, for more information.

Cash Flows

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$128,436	$127,837
Net cash used in investing activities	(500,964)	(12,595)
Net cash provided by (used in) financing activities	270,747	(73,606)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(101,781)	$41,636
Operating activities. Cash provided by operating activities was $128.4 million for the 2026 Period, compared to $127.8 million for the 2025 Period. The $0.6 million increase was primarily due to an increase in in cash flows from changes in working capital, partially offset by a decrease in cash flow from operating results, which reflects operating earnings after adjustment for non-cash items that are included in net loss.
Investing activities. Cash used in investing activities was $501.0 million for the 2026 Period, compared to $12.6 million for the 2025 Period. The $488.4 million decrease was primarily due to $655.4 million cash paid to acquire Azstarys (net of cash acquired), partially offset by $151.8 million of cash provided by sales of marketable securities.
Financing activities. Cash provided by financing activities was $270.7 million for the 2026 Period, compared to cash used in financing activities of $73.6 million in the 2025 Period. The $344.3 million increase was primarily due to $299.5 million in proceeds from the 2025 Credit Facility, a decrease in stock repurchases of $25.1 million, and a decrease in repayments of term notes of $17.8 million.
Funding Requirements and Outlook
We believe that our cash and cash equivalents as of June 30, 2026, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
•cash paid for income taxes;
•deferred royalty obligation in connection with Jornay PM; and
•contingent payment upon the achievement of certain future commercial and manufacturing milestones related to Azstarys.
In addition, we have significant potential future capital requirements, including:
•we may enter into business development transactions, including the acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital;
•any judgments rendered against us in connection with any of the litigation matters set forth in Note 17, Commitments and Contingencies, to our financial statements; and
•in July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.

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
•we exclude acquisition-related expenses as these expenses would not have otherwise been incurred in the periods presented as part of our continuing operations and their exclusion is useful to investors because it enhances comparability of operating performance across periods. Acquisition-related expenses include transaction costs, which primarily consisted of financial advisory, banking, legal, and regulatory fees, and other consulting fees, incurred to complete the acquisition, employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, legal defense expenses for specific acquired claims that relate to acts that occurred prior to our acquisition, and miscellaneous other acquisition-related expenses incurred;
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
Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
GAAP net (loss) income	$(15,051)	$11,983	$(555)	$14,400
Adjustments:
Interest expense	19,519	20,463	35,381	41,253
Interest income	(2,289)	(2,383)	(5,995)	(4,608)
Provision for income taxes	1,519	5,042	5,763	5,747
Depreciation	1,812	1,135	2,275	2,226
Amortization	62,953	55,473	118,426	110,946
Stock-based compensation	14,484	10,818	25,364	22,342
Recognition of step-up basis in inventory	5,417	1,954	5,417	5,431
Executive transition expense	1,393	—	1,393	1,397
Acquisition-related expenses	24,086	935	30,261	2,224
Gain on fair value remeasurement of contingent consideration	—	(358)	—	(1,144)
Total adjustments	$128,894	$93,079	$218,285	$185,814
Adjusted EBITDA	$113,843	$105,062	$217,730	$200,214
Adjusted EBITDA was $113.8 million for the 2026 Quarter compared to $105.1 million for the 2025 Quarter. The $8.7 million increase was primarily due to higher revenues of $11.9 million, partially offset by higher adjusted operating expenses of $4.7 million.
Adjusted EBITDA was $217.7 million for the 2026 Period compared to $200.2 million for the 2025 Period. The $17.5 million increase was primarily due to higher revenues of $27.6 million, partially offset by higher adjusted operating expenses of $11.8 million.

Adjusted Operating Expenses
Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.
Adjusted operating expenses for three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
GAAP operating expenses	$106,594	$73,279	$192,944	$148,916
Adjustments:
Stock-based compensation	14,484	10,818	25,364	22,342
Executive transition expense	1,393	—	1,393	1,397
Acquisition-related expenses	24,086	935	30,261	2,224
Gain on fair value remeasurement of contingent consideration	—	(358)	—	(1,144)
Total adjustments	$39,963	$11,395	$57,018	$24,819
Adjusted operating expenses	$66,631	$61,884	$135,926	$124,097
Adjusted operating expenses were $66.6 million in the 2026 Quarter compared to $61.9 million in the 2025 Quarter. The $4.7 million increase was primarily driven by:
•an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $3.5 million; and
•an increase in sales and marketing expenses of $0.8 million, primarily due to expenses incurred to support Jornay PM and Azstarys.

Adjusted operating expenses were $135.9 million in the 2026 Period compared to $124.1 million in the 2025 Period. The $11.8 million increase was primarily driven by:
•an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $9.8 million; and
•an increase in sales and marketing expenses of $3.9 million, primarily due to expenses incurred to support Jornay PM and Azstarys; partially offset by
•a decrease in insurance expenses of $1.2 million, primarily due to lower product liability insurance expenses.

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
Adjusted net income and adjusted earnings per share for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
GAAP net (loss) income	$(15,051)	$11,983	$(555)	$14,400
Adjustments:
Non-cash interest expense	1,082	1,355	1,901	2,722
Amortization	62,953	55,473	118,426	110,946
Stock-based compensation	14,484	10,818	25,364	22,342
Recognition of step-up basis in inventory	5,417	1,954	5,417	5,431
Executive transition expense	1,393	—	1,393	1,397
Acquisition-related expenses	24,086	935	30,261	2,224
Gain on fair value remeasurement of contingent consideration	—	(358)	—	(1,144)
Income tax effect of above adjustments (1)	(18,959)	(17,871)	(37,588)	(36,608)
Total adjustments	$90,456	$52,306	$145,174	$107,310
Non-GAAP adjusted net income	$75,405	$64,289	$144,619	$121,710

Adjusted weighted-average shares — diluted (2)	39,935,892	39,075,703	40,076,322	39,283,297
Adjusted earnings per share (2)	$1.92	$1.68	$3.67	$3.16
(1)The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended June 30, 2026 and 2025 were 22.9% and 25.7%, respectively; and the blended federal and state statutory rate for the six months ended June 30, 2026 and 2025 were 23.6% and 25.8%, respectively. As such, the non-GAAP effective tax rates for the three months ended June 30, 2026 and 2025 were 17.3% and 25.5%, respectively; and the non-GAAP effective tax rates for the six months ended June 30, 2026 and 2025 were 20.6% and 25.4%, respectively.
(2)Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense is added-back to non-GAAP adjusted net income. For the three and six months ended June 30, 2026 and 2025, adjusted weighted-average shares – diluted includes 6,606,305 shares attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.
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
As of June 30, 2026, our investment portfolio includes $27.3 million of cash equivalents, which are primarily comprised of money market funds. Our money market funds are short-term highly liquid investments, and our investments in marketable securities have active secondary or resale markets to help ensure liquidity. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.
2025 Term Loan
The 2025 Term Loan bears interest at an annual rate equal to Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment ranging from 2.75% to 3.75%. The 2025 Term Loan is subject to quarterly amortization payments of the originally funded amount equal to 1.25% in each quarter of 2026, 1.875% in each quarter of 2027 and 2028, and 2.5% in each quarter of 2029 and 2030, with the remaining principal payable at maturity. Based on the outstanding principal amount of the 2025 Term Loan as of June 30, 2026 of $865.5 million, a hypothetical 1% increase or decrease in interest rates would increase or decrease future annual interest expense by approximately $8.7 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls related to the acquisition of Azstarys. Except for the acquisition of Azstarys, which we expect to integrate into our existing internal control environment, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth in Note 17, Commitments and Contingencies, to our financial statements, which is incorporated herein by reference to the extent applicable, there are no other material changes from the legal proceedings previously disclosed in our most recently filed annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).
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
•We depend on wholesale pharmaceutical distributors and other distribution partners for distribution of our products; if we lose any significant distributor or distribution partner, or its distribution network is disrupted, our financial condition and results of operations may be adversely affected;
•Our products could be subject to post-marketing requirements, which requirements may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control;
•Our ability to realize the benefits of the acquisition of Azstarys is substantially dependent on the timely and effective integration of Azstarys;
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
As of December 31, 2025, we had a gross U.S. federal net operating loss (“NOL”) carryforward of approximately $66.6 million and state NOL carryovers of approximately $192.4 million. The U.S. federal and state NOL carryforwards expire at various dates through 2037. Federal NOLs and certain state NOLs incurred in 2018 and onward have an indefinite expiration under the Tax Cuts and Jobs Act of 2017 and applicable state statutes. We also had U.S. federal tax credits of approximately $0.7 million. We do not have any state tax credits. These tax attributes are generally subject to a limited carryover/carryback period and are also subject to the annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986. In addition, as part of the Azstarys Acquisition, we acquired Swiss net operating losses relating to Commave Therapeutics SA, a Switzerland-based subsidiary. We have maintained a valuation allowance on the portion of the deferred tax asset associated with the acquired Swiss net operating losses that is not more likely than not to be realized. Refer to Note 18, Income Taxes, in our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
We have substantial outstanding indebtedness, which may adversely affect our business, financial condition and results of operations.
In December 2025, we entered into a Credit Agreement by and among us, the lenders from time to time party thereto and Truist Bank, as administrative agent (the “2025 Credit Agreement”), of which $865.5 million in principal was outstanding as of June 30, 2026 (the “2025 Term Loan”). In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).
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
Our business and future success are substantially dependent on our ability to continue successfully commercializing our products, including Jornay PM, Azstarys, Belbuca, Xtampza ER, the Nucynta Products, Symproic, and any products that we may acquire in the future.
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
If our products fail to have an adequate level of acceptance by the medical community, patients, or healthcare payors, we will not be able to generate sufficient revenue to remain profitable. Since we expect to rely on sales generated by Jornay PM, Azstarys, Belbuca, Xtampza ER, the Nucynta Products, and Symproic for substantially all of our revenues for the foreseeable future, the failure of these products to maintain market acceptance would harm our business prospects. For example, on July 2, 2025, the FDA announced it will be revising the labeling of all extended-release ADHD products to warn about the risk of weight loss and other adverse reactions (side effects) in patients younger than 6 years taking these medications. It is unknown whether this label update may result in adverse consequences for future Jornay PM prescribing or use since it is an extended-release product.

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
We have sought in the past, and may seek in the future, FDA pediatric exclusivity for some of our products. Pediatric exclusivity, if granted, adds six months of patent term and marketing exclusivity to existing exclusivity periods for all formulations, dosage forms, and indications for the active moiety, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The regulatory exclusivity period for Nucynta IR in the United States has been extended through July 3, 2026, following the grant of New Patient Population exclusivity in pediatrics by the FDA in August 2023 based on data from pediatric trials which were submitted in response to the FDA’s Pediatric Written Request (the “Written Request”) to evaluate the use of Nucynta as a treatment for pain in pediatric patients aged 6 years and older. In June 2024, we announced that the FDA deemed these data to be responsive to its Written Request, granting pediatric exclusivity to the entire Nucynta franchise for an additional six months, to December 27, 2025 for Nucynta ER and January 3, 2027 for Nucynta IR. While we have received pediatric exclusivity for the products, there is no guarantee that we will maintain such exclusivity. In January 2026, a generic version of Nucynta IR 50mg, 75mg, and 100mg tablets was approved under an ANDA filed by a third-party with the FDA which carves out pediatric use from its label. Further, we have entered into an authorized generic agreement with Hikma, pursuant to which we granted Hikma certain rights relating to an authorized generic version of the Nucynta Products in the United States. Hikma launched a generic version of Nucynta IR on February 25, 2026 and a generic version of Nucynta ER on March 11, 2026. While we receive a profit share payment based on Hikma’s sales of its authorized generic Nucynta Products, Hikma retains full pricing control of those products and the amount of payments we will receive from those sales is uncertain. These authorized generics and any other generic entrants into the market may impact our net revenue for the Nucynta Products.

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
Failure to obtain the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture our products could adversely affect our ability to continue to commercialize our products, which could in turn adversely affect our results of operations and financial condition. Likewise, the inability of any of our sole or limited suppliers to provide components that meet our specifications and requirements could adversely impact our ability to manufacture our products. In addition, DEA regulations, through the quota procurement process, limit the amount of DEA-controlled active pharmaceutical ingredient we have available for manufacture. Consequently, we are limited in our ability to maintain an appreciable safety stock of finished drug product. Recently, the ADHD market has encountered several supply chain interruptions, due to, among other items, limited DEA quota of methylphenidate hydrochloride, creating a shortage in supply of ADHD medication. In June 2024, the U.S. Centers for Disease Control and Prevention issued an official health advisory warning, noting that patients who rely on prescription stimulant medications to treat ADHD could experience a disruption to their treatment and disrupted access to care while the shortage persists. On October 2, 2025, the DEA increased the aggregate production quota for methylphenidate and d-methylphenidate in response to comments it had received regarding the prior DEA action resulting in shortage conditions for methylphenidate and d-methylphenidate. It is unknown whether this increase will be effective in resolving prior supply chain disruptions and shortage conditions. While Jornay PM and Azstarys have not experienced these issues to date, there is no assurance that we will not experience these issues related to Jornay PM or Azstarys in the future.

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

We depend on wholesale pharmaceutical distributors and other distribution partners for distribution of our products; if we lose any significant distributor or distribution partner, or its distribution network is disrupted, our financial condition and results of operations may be adversely affected.
A significant percentage of our product shipments are made through four significant customers and distribution partners, including three wholesale pharmaceutical distributors and our distribution partner for Azstarys. Our loss of any of these relationships, a material reduction in purchases, or a significant disruption to transportation infrastructure or other means of distribution could have a material adverse effect on our business, results of operations, financial condition and prospects. The significance of each relationship to our business adversely impacts our ability to negotiate favorable commercial terms, and as a result, we may be forced to accept terms that adversely impact our results of operations.
In addition, these customers and distribution partners comprise a significant part of the distribution network for our products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large distributors control a significant share of the market. Consolidation among pharmaceutical distributors has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot guarantee that we can manage these pricing pressures or that distributor purchases will not fluctuate unexpectedly from period to period.
Certain of our opioid products are subject to post-marketing requirements or commitments, which may, in some cases, not be capable of timely or satisfactory completion without participation in consortia over which we have limited control.
For certain of our products, we are subject to post-marketing requirements to conduct epidemiological studies and clinical trials, or, in some cases, to conduct post-marketing surveillance or observational studies to gather additional information about our products. For our opioid products, we generally intend to fulfill our post-marketing requirements (“PMRs”) by virtue of our participation in the Opioid PMR Consortium (“OPC”). Although we retain discretion in how to discharge such PMRs, the scale and scope of the studies required by the FDA make it cost prohibitive to discharge these requirements other than by joining the OPC that was formed to conduct them. We are a member of the OPC and engage in decision-making as a member of that organization, but do not have a majority. If the OPC fails to conduct sufficiently rigorous studies or is unable to achieve the patient enrollment or other requirements established by the FDA, we may be unable to satisfy our PMRs and the FDA may choose to withdraw or otherwise restrict its approval of our opioid products. Additionally, there may be certain PMRs or post-marketing commitments that we fulfill on our own for our products, including via the conduct of post-marketing surveillance or observational studies. For example, under FDA’s post-marketing requirement 3033-11, holders of NDAs for extended-release and long-acting opioid analgesics are required to evaluate long-term efficacy of opioid analgesics and the risk of opioid-induced hyperalgesia. If such studies lead to the discovery of adverse findings regarding the safety or benefit profiles of our products, then the FDA may choose to withdraw or otherwise restrict the approval of our products or the FDA or we may determine that labeling changes are warranted based on their finding. Such withdrawal or restriction or labeling changes for our products would have an adverse impact on our business and financial condition.
Risks Related to Our Business and Strategy
Our ability to realize the benefits from the Azstarys Acquisition is substantially dependent on the timely and effective integration of the Azstarys operations into our ongoing operations.
On May 12, 2026, we completed the Azstarys Acquisition. Our ability to realize the benefits from the Azstarys Acquisition is substantially dependent on the timely and effective integration of Azstarys into our operations. The process of integrating Azstarys could encounter unexpected costs, delays and risks, which include:
▪failure to implement our business plans for Azstarys and consolidation or expansion of production capacity as planned and where applicable;
▪unexpected losses of key employees, customers or suppliers;
▪unanticipated issues in conforming Azstarys standards, processes, procedures and internal controls with our operations;
▪increasing the scope, geographic diversity and complexity of our operations;
▪diversion of management’s attention from other business concerns;
▪adverse effects on our existing business relationships;
▪unanticipated expenses and liabilities; and
▪unanticipated issues in integrating sales, marketing and administrative functions.

There may be unanticipated or larger than anticipated liabilities related to Azstarys for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. In addition, we may not be able to maintain or increase the levels of revenue, earnings or operating efficiency for Azstarys that have been historically achieved by Corium.
If we are unable to timely and effectively integrate Azstarys into our operations, the anticipated growth opportunities and other synergies of the Azstarys Acquisition may not be realized fully or at all, or may take longer to realize than expected, which would adversely affect our costs. Further, even if the integration is timely and effective, we may never realize the benefits expected from Azstarys Acquisition.
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
Beginning in 2018, lawsuits alleging damages related to opioids have been filed naming us as a defendant along with other manufacturers of prescription opioid medications. These lawsuits, filed in multiple jurisdictions, are brought by various local governments as well as private claimants, against various manufacturers, distributors and retail pharmacies. These lawsuits generally allege that we had engaged in improper marketing practices related to Xtampza ER and the Nucynta Products. In March 2022, we entered into a Master Settlement Agreement resolving 27 pending opioid-related lawsuits brought against us by cities, counties, and other subdivisions in the United States. As part of the Master Settlement Agreement, we paid $2.75 million to the plaintiffs and the cases were dismissed, with prejudice. In late March 2023, three new cases were filed in three federal courts, naming us as one of numerous defendants, from which we have been dismissed. On July 27, 2026, we were named in an action in the Court of Common Pleas, Philadelphia County Pennsylvania, filed by several third party payors against pharmaceutical manufacturers, distributors, pharmacies, and other defendants. We have not yet been served with the complaint in that case but intend to contest plaintiffs’ claims on the law and the facts.
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
With the current administration, there continues to be substantial uncertainty as to the extent and manner in which the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we continue to commercialize products and as we continue to navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.
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
Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of June 30, 2026, there were outstanding options to purchase an aggregate of 512,829 shares of our common stock at a weighted average exercise price of $22.60 per share, of which options to purchase 431,364 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.
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
In July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026 (the “2025-2026 Repurchase Program”). The 2025-2026 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. We have not yet purchased any shares under the 2025-2026 Repurchase Program and $150.0 million of shares remained available for repurchase as of June 30, 2026. Share repurchases under the 2025-2026 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.
We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.
Purchases of Equity Securities
The following table sets forth shares of common stock repurchased under our 2025-2026 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the six months ended June 30, 2026:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2026 through April 30, 2026	10,951		$35.47	—		$150,000
May 1, 2026 through May 31, 2026	4,502		35.81	—		150,000
June 1, 2026 through June 30, 2026	2,728		34.80	—		150,000
Total	18,181	(2)	$35.45	—	(2)	$150,000
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
During the three months ended June 30, 2026, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1+	Collegium Pharmaceutical, Inc. 2026 Inducement Plan(1)
10.2+	Form of Non-Qualified Stock Option Agreement under Collegium Pharmaceutical, Inc. 2026 Inducement Plan(2)
10.3+	Form of Restricted Stock Unit Award Agreement under Collegium Pharmaceutical, Inc. 2026 Inducement Plan(2)
10.4+	Performance-Based Restricted Stock Unit Award Agreement under Collegium Pharmaceutical, Inc. 2026 Inducement Plan(2)
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
(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2026.
(2) Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-296398) filed with the SEC on June 1, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIUM PHARMACEUTICAL, INC.

Date:	August 6, 2026	By:	/s/ VIKRAM KARNANI
Vikram Karnani
Chief Executive Officer
(Principal executive officer)

Date:	August 6, 2026	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)