Form 10-Q
period 2026-09-30
COLLEGIUM PHARMACEUTICAL, INC
filed 2026-11-05
CIK 1267565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, there were 31,075,424 shares of Common Stock, $0.001 par value per share, outstanding.

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
•our ability to comply with stringent government regulations relating to the manufacturing and marketing of pharmaceutical products, including U.S. Drug Enforcement Administration (“DEA”) compliance;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$144,797	$231,252
Marketable securities	—	155,427
Accounts receivable, net	310,785	211,328
Inventory	88,202	40,912
Prepaid expenses and other current assets	48,117	32,642
Restricted cash	19,850	19,850
Total current assets	611,751	691,411
Property and equipment, net	10,876	12,013
Operating lease assets	4,419	4,187
Intangible assets, net	1,134,549	669,510
Restricted cash	1,062	1,056
Deferred tax assets	126,246	112,539
Other noncurrent assets	13,148	20,193
Goodwill	193,885	145,925
Total assets	$2,095,936	$1,656,834
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$10,433	$10,659
Accrued liabilities	70,734	62,464
Accrued rebates, returns and discounts	427,164	318,266
Current portion of term notes payable	60,500	29,000
Current portion of operating lease liabilities	1,599	1,407
Business combination consideration payable	17,565	17,565
Current portion of contingent consideration	13,308	—
Deferred revenue	1,782	667
Total current liabilities	603,085	440,028
Term notes payable, net of current portion	782,007	542,112
Convertible senior notes	238,996	238,213
Operating lease liabilities, net of current portion	3,904	4,132
Deferred royalty obligation	120,612	121,563
Deferred revenue, net of current portion	8,611	9,111
Contingent consideration, net of current portion	22,322	—
Deferred tax liabilities	19,962	—
Total liabilities	1,799,499	1,355,159
Commitments and contingencies (refer to Note 17)
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 5,000,000	—	—
Common stock, $0.001 par value; authorized shares - 100,000,000; 41,656,807 issued and 31,071,665 outstanding shares as of September 30, 2026 and 40,736,330 issued and 31,707,608 outstanding shares as of December 31, 2025	42	41
Additional paid-in capital	638,830	624,954
Treasury stock, at cost; 10,585,142 shares as of September 30, 2026 and 9,028,722 shares as of December 31, 2025	(262,510)	(222,510)
Accumulated other comprehensive income	—	319
Accumulated deficit	(79,925)	(101,129)
Total shareholders’ equity	296,437	301,675
Total liabilities and shareholders’ equity	$2,095,936	$1,656,834
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenues, net	$216,339	$209,361	$609,737	$575,118
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	35,575	24,717	83,009	73,820
Intangible asset amortization	55,346	55,473	173,772	166,419
Total cost of product revenues	90,921	80,190	256,781	240,239
Gross profit	125,418	129,171	352,956	334,879
Operating expenses
Selling, general and administrative	99,591	67,103	292,535	217,163
Gain on fair value remeasurement of contingent consideration	(2,895)	(19)	(2,895)	(1,163)
Total operating expenses	96,696	67,084	289,640	216,000
Income from operations	28,722	62,087	63,316	118,879
Interest expense	(21,943)	(21,767)	(57,324)	(63,020)
Interest income	1,127	3,116	7,122	7,724
Income before income taxes	7,906	43,436	13,114	63,583
(Benefit from) provision for income taxes	(13,853)	11,929	(8,090)	17,676
Net income	$21,759	$31,507	$21,204	$45,907

Earnings per share — basic	$0.69	$1.00	$0.66	$1.45
Weighted-average shares — basic	31,731,198	31,571,410	32,091,846	31,724,439

Earnings per share — diluted	$0.60	$0.84	$0.64	$1.28
Weighted-average shares — diluted	39,110,855	39,439,890	33,134,880	39,386,071
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$21,759	$31,507	$21,204	$45,907
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities, net of tax	—	(45)	(319)	237
Total other comprehensive (loss) income	—	(45)	(319)	237
Comprehensive income	$21,759	$31,462	$20,885	$46,144
See accompanying notes to the Condensed Consolidated Financial Statements.

Collegium Pharmaceutical, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$21,204	$45,907
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	173,772	166,419
Depreciation expense	2,766	3,259
Deferred income taxes	(34,597)	(15,585)
Stock-based compensation expense	37,809	32,153
Non-cash lease (benefit) expense	(289)	443
Non-cash interest expense for amortization of debt discount and issuance costs	3,089	4,065
Net (amortization) accretion for deferred royalty obligation	(951)	1,666
Net amortization of premiums and discounts on investments	(223)	(818)
Change in fair value of contingent consideration	(2,895)	(1,163)
Changes in operating assets and liabilities:
Accounts receivable	(40,871)	(5,417)
Inventory	14,054	(2,492)
Prepaid expenses and other assets	8,296	217
Accounts payable	(2,689)	3,673
Accrued liabilities	2,971	(20,200)
Accrued rebates, returns and discounts	32,890	(5,807)
Operating lease assets and liabilities	21	10
Deferred revenue	615	(55)
Net cash provided by operating activities	214,972	206,275
Investing activities
Acquisition of Azstarys (net of cash acquired)	(655,403)	—
Purchases of property and equipment	(1,043)	(1,051)
Purchases of marketable securities	(20,100)	(87,746)
Sales of marketable securities	151,805	—
Maturities of marketable securities	23,500	45,334
Net cash used in investing activities	(501,241)	(43,463)
Financing activities
Proceeds from issuances of common stock from employee stock purchase plan	1,845	1,363
Proceeds from the exercise of stock options	1,303	3,295
Payments made for employee stock tax withholdings	(17,082)	(11,985)
Repurchases of common stock, including the ASR agreement	(50,000)	(25,104)
Proceeds from 2025 Credit Facility	299,248	—
Repayment of term notes	(25,500)	(48,438)
Payments made for deferred purchase price for acquisition	(9,994)	(7,555)
Net cash provided by (used in) financing activities	199,820	(88,424)

Net (decrease) increase in cash, cash equivalents and restricted cash	(86,449)	74,388
Cash, cash equivalents and restricted cash at beginning of period	252,158	96,612
Cash, cash equivalents and restricted cash at end of period	$165,709	$171,000

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$144,797	$150,096
Restricted cash	20,912	20,904
Total cash, cash equivalents and restricted cash	$165,709	$171,000

Supplemental disclosure of cash flow information
Cash paid for interest	$60,781	$57,067
Cash paid for income taxes	$37,881	$47,761

Supplemental disclosure of non-cash activities
Acquisition of property and equipment included in accrued liabilities	$943	$314
Acquisition date fair value of contingent consideration	$38,525	$—
Intangible asset acquired included in accrued liabilities	$3,811	$—
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
In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position of the Company as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
In January 2026, the Company adopted ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the nine months ended September 30, 2026.
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
Provision and Allowance Activity
The following tables summarize activity in each of the Company’s product revenue provision and allowance categories for the nine months ended September 30, 2026 and 2025:

	Rebates and Incentives (1)	Product Returns (2)	Trade Allowances and Chargebacks (3)
Balance as of December 31, 2025	$170,592	$147,674	$32,150
Provision related to current period sales	486,144	59,340	186,519
Liability acquired from Azstarys Acquisition	45,914	30,095	9,520
Changes in estimate related to prior period sales	(3,117)	(11,459)	94
Credits/payments made	(457,910)	(40,109)	(181,504)
Balance as of September 30, 2026	$241,623	$185,541	$46,779

	Rebates and Incentives (1)	Product Returns (2)	Trade Allowances and Chargebacks (3)
Balance as of December 31, 2024	$191,508	$147,134	$38,512
Provision related to current period sales	361,674	51,576	157,390
Ironshore measurement period adjustments	616	(23,843)	7
Changes in estimate related to prior period sales	(3,934)	(4,878)	288
Credits/payments made	(380,173)	(30,072)	(167,517)
Balance as of September 30, 2025	$169,691	$139,917	$28,680
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Belbuca	$57,720	$58,255	$168,038	$162,513
Xtampza ER	45,816	50,478	141,591	150,725
Jornay PM	51,858	41,802	136,809	102,967
Nucynta IR	16,724	31,988	57,158	85,906
Nucynta ER	9,912	22,813	43,869	62,445
Azstarys	26,523	—	39,433	—
Symproic	3,624	4,025	10,837	10,562
Nucynta ER AG	3,883	—	8,104	—
Nucynta IR AG	279	—	3,898	—
Total product revenues, net	$216,339	$209,361	$609,737	$575,118
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

One of the Company’s contract liabilities relates to a contract with Knight Therapeutics, Inc. (“Knight”), which was entered into by Ironshore and Knight in May 2024 and was assumed as part of the Ironshore Acquisition (refer to Note 4, Acquisitions). The contract provides Knight the right to sell Jornay PM in Canada and certain countries in Latin America, subject to regulatory approval. The contract provides for a nonrefundable upfront payment of $10,000, sales milestones, royalties on net revenue, and reimbursement for certain manufacturing expenses. The Company identified one combined performance obligation in the contract related primarily to the sale of products. The upfront payment will be recognized as revenue as product sales are made over the term of the contract. Product shipments commenced during the three months ended September 30, 2025, however, revenue recognized was immaterial. During the three and nine months ended September 30, 2026, the Company recognized $167 and $500 of revenues respectively, which was previously included in the deferred revenue balance at the beginning of the period.

The Company’s other contract liability relates to amounts invoiced under the Qilu Supply Agreement (refer to Note 5, License Agreements) before the product is transferred. As of September 30, 2026, the contract liability under the Qilu Supply Agreement was $1,116, which is classified as current and is expected to be recognized as revenue in the fourth quarter of 2026 when the product is delivered.

Contract liabilities totaled $10,393 and $9,778 as of September 30, 2026 and December 31, 2025, respectively, of which $1,782 and $667 were classified as current.

4. Acquisitions
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
As of September 30, 2026, the post-closing net working capital adjustment under the Azstarys Purchase Agreement had been finalized, which reduced other purchase consideration payable by $2,160, and the remaining $9,994 of other purchase consideration payable was paid in September 2026.

The fair value of the total consideration was approximately $704,093 consisting of the following (in thousands):

Fair Value of Purchase Price Consideration	Amount
Fair value of purchase price consideration paid at closing:
Initial cash consideration	$613,574
Cash held in escrow related to indemnification and other settlements	42,000
Deferred payments and contingent consideration:
Fair value of contingent consideration	38,525
Other purchase consideration payable	9,994
Total purchase consideration	$704,093

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

During the three months ended September 30, 2026, the Company recorded measurement period adjustments to the preliminary purchase price allocation based on information obtained about facts and circumstances that existed as of the Azstarys Acquisition Date. The adjustments decreased net assets acquired by $5,868, primarily due to an $8,587 decrease in inventory and a $1,842 decrease in the indemnification asset recorded in other noncurrent assets, partially offset by a $5,277 decrease in accrued rebates, returns and discounts. Together with the $2,160 reduction in purchase consideration described above, the adjustments increased goodwill by $3,708.

The following table sets forth the preliminary allocation of the Azstarys Acquisition purchase price to the estimated fair value of the net assets acquired at the Azstarys Acquisition Date (in thousands):

Azstarys Acquisition Date Fair Value
Assets Acquired
Cash and cash equivalents	$171
Accounts receivable	58,586
Inventory	61,344
Prepaid expenses and other current assets	17,628
Intangible assets	635,000
Other noncurrent assets	3,953
Total assets	$776,682
Liabilities Assumed
Accounts payable	$2,164
Accrued liabilities	1,412
Accrued rebates, returns and discounts	76,008
Deferred tax liabilities	40,965
Total liabilities	$120,549
Total identifiable net assets acquired	$656,133
Goodwill	47,960
Total consideration transferred	$704,093

The valuation of the acquired intangible assets relies on significant unobservable inputs. The Company used an income approach to value the acquired intangible asset at $635,000. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 11.6 years (refer to Note 10, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment of $31,720 to increase the amount of inventory from its historic cost to fair value.
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.
Total revenues attributable to Azstarys from the Azstarys Acquisition Date through September 30, 2026 were $39,433. Earnings attributable to Azstarys from the Azstarys Acquisition Date through September 30, 2026, however, are not distinguishable due to the rapid integration of Azstarys’ core operations into the Company.
Unaudited Pro Forma Summary of Operations
The following table shows the unaudited pro forma summary of operations for the three and nine months ended September 30, 2026 and 2025, as if the Azstarys Acquisition had occurred on January 1, 2025. The unaudited pro forma information is presented for informational purposes only and does not purport to represent what the Company’s actual results would have been had the acquisition occurred on January 1, 2025, nor is it indicative of future operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenues	$216,339	$234,945	$653,565	$645,719
Net income (loss)	30,085	4,565	20,642	(52,144)

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
•the recognition of the acquired inventory fair value step-up in 2025, and the elimination of the step-up expense recognized in 2026;
•acquisition-related transaction costs reflected in the earliest period presented;
•incremental interest expense associated with the delayed draw term loan used to fund the acquisition; and
•the applicable income tax effects of these adjustments.
The nine months ended September 30, 2025 pro forma net loss includes $14,497 of acquisition-related transaction costs. Direct transaction costs recognized in the Company’s 2026 historical results were removed from the corresponding 2026 pro forma periods.
Acquisition-Related Expenses
In the three and nine months ended September 30, 2026, the Company incurred $5,774 and $34,177, respectively, of acquisition-related expenses as a result of the Azstarys Acquisition, which were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. These costs include transaction costs, which primarily consisted of financial advisory, banking, legal, regulatory, representation and warranty insurance, and other consulting fees incurred to complete the acquisition; integration consulting expenses; employee-related expenses (severance cost and benefits) for terminated employees after the acquisition; and miscellaneous other acquisition expenses incurred, including contract termination costs, Commave directors and officers insurance, and other integration-related expenses. The Company expects, however, to incur additional acquisition-related expenses relating to consulting fees, contract termination costs, and other integration-related activities during the remainder of 2026.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Transaction costs	$42	$14,497
Integration consulting expenses	427	8,851
Employee-related expenses	—	769
Other acquisition expenses	5,305	10,060
Total acquisition-related expenses	$5,774	$34,177

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
As of September 30, 2026, approximately $17,565 is due to the former Ironshore equity holders recorded as deferred business combination consideration payable and $19,850 remains in escrow recorded as restricted cash. This amount remains unpaid due to the indemnification obligations in the Ironshore Acquisition and the ongoing North Sound Pharmaceuticals (“NSP”) arbitration (refer to Note 17, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information).
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
The following tables set forth the final allocation of the Ironshore Acquisition purchase price to the estimated fair value of the net assets acquired at the Ironshore Acquisition Date, including all measurement period adjustments (in thousands):

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
The valuation of the acquired intangible assets and assumed deferred royalty obligation relies on significant unobservable inputs. The Company used an income approach to value the acquired intangible asset. The valuation of the intangible asset was based on estimated projections of expected cash flows to be generated by the asset, discounted to the present value at an appropriate discount rate. The Company is amortizing the identifiable intangible asset on a straight-line basis over its useful life of 7.7 years (refer to Note 10, Goodwill and Intangible Assets). The acquired inventory was recorded at fair value, which includes an adjustment of $10,700 to record inventory from its historic cost to fair value. The assumed senior secured notes payable and borrowings were settled immediately after the close of the acquisition, resulting in a loss on debt extinguishment of $4,145 in the year ended December 31, 2024.
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to synergies of merging operations. The acquired goodwill is not deductible for tax purposes.

Acquisition-Related Expenses
In the three months ended September 30, 2026 and 2025, the Company incurred $948 and $1,552, respectively, of acquisition-related expenses as a result of the Ironshore Acquisition. In the nine months ended September 30, 2026 and 2025, the Company incurred $2,806 and $3,776, respectively, of acquisition-related expenses as a result of the Ironshore Acquisition. The acquisition-related expenses were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations. These expenses primarily included legal defense expenses for the NSP arbitration that was acquired from Ironshore and relates to acts that occurred prior to Collegium’s acquisition of Ironshore (refer to Note 17, Commitments and Contingencies – David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation), for more information), employee-related expenses (severance cost and benefits) for terminated employees after the acquisition, and miscellaneous other acquisition expenses incurred, including integration consulting expenses, and expenses related to exiting contracts acquired from Ironshore, and expenses associated with maintaining the escrow account related to the Ironshore Acquisition.
The Company expects to incur additional acquisition-related expenses in 2026 relating to the NSP arbitration acquired from Ironshore and expenses associated with maintaining the escrow account related to the Ironshore Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Legal defense expenses for NSP arbitration acquired from Ironshore	$939	$883	$2,770	$1,435
Employee-related expenses	—	—	—	515
Transaction costs	—	—	—	38
Other acquisition expenses	9	669	36	1,788
Total acquisition-related expenses	$948	$1,552	$2,806	$3,776
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

Grünenthal License
In connection with the acquisition of the Nucynta Products from Assertio Therapeutics, Inc. (the “Nucynta Acquisition”), the Company assumed all commercialization responsibilities, including sales and marketing, for the Nucynta Products through the acquisition of a license from Grünenthal GmbH (“Grünenthal”) (the “Grünenthal License”). Pursuant to the Grünenthal License, the Company was obligated to make royalty payments directly to Grünenthal at rates of up to 14% of Net Sales (as defined therein) of the Nucynta Products, with the applicable rate determined based on the timing of certain patent expirations and when generic equivalents enter the market.
Royalties under the Grünenthal License accrued through September 16, 2026, the date the Company and Grünenthal entered into a binding memorandum of understanding (the “Grünenthal MOU”) to enter into a settlement agreement to resolve all disputes and claims between the parties, including disputes over royalties under the Grünenthal License and the patent infringement complaint described in Note 17, under which the Company would pay Grünenthal $17,000 (the “Settlement Payment”). On October 15, 2026, the Company and Grünenthal entered into a settlement agreement (the “Settlement Agreement” and such settlement terms, the “Grünenthal Settlement”), and the Company paid the Settlement Payment.

Pursuant to the Settlement Agreement, the Grünenthal License was terminated in its entirety and the related consent agreement was terminated solely with respect to the Territory (as defined in the consent agreement), effective October 15, 2026 following the Company’s payment of the Settlement Payment, and all obligations of the Company with respect to royalties under the Grünenthal License were fully and finally discharged. Grünenthal also, among other things, assigned to the Company the two patents listed in the FDA Orange Book for Nucynta ER and agreed to dismiss the patent infringement complaint described in Note 17.

During the year ended December 31, 2025, the Company recognized a $3,058 charge related to the Grünenthal License, which was paid in October 2025. The charge related to the timing of royalty payments due under the license agreement, as confirmed through an arbitration process, and was included in cost of product revenues. As part of the Grünenthal Settlement, the Company waived its claim to recover this payment through reduced royalty payments for product returns.

The Company analyzed the Settlement Payment and concluded that it represents consideration for (i) the settlement of existing accrued royalties under the Grünenthal License, (ii) the acquisition of the patents, which the Company accounted for as an asset acquisition, and (iii) the settlement of disputed past and future claims between the parties, each of which the Company accounted for separately under the applicable U.S. GAAP. The Company allocated the Settlement Payment among these elements using a relative fair value approach and, because a fair value could not be reliably estimated for the settlement of the disputed claims, measured that element using a residual approach.

The Company recognized the following in the three months ended September 30, 2026 in connection with the Grünenthal Settlement:

•litigation settlement expense of $11,034, included in selling, general and administrative expenses, which represents the residual amount of the Settlement Payment after the amounts below;
•an intangible asset of $3,811 for the patents acquired from Grünenthal, measured using a relief-from-royalty (income) approach based on estimated future net revenues of the Nucynta Products over the remaining patent life, an estimated royalty rate and a discount rate, and included in intangible assets, net, which is amortized on a straight-line basis through September 22, 2028, consistent with the patent expiration, within cost of product revenues ($78 recognized in the three months ended September 30, 2026); and
•the settlement of accrued royalties for the Nucynta Products of $2,155, measured at carrying amounts as of September 16, 2026, and recorded within cost of product revenues.

The Company recorded the $17,000 Settlement Payment in accrued liabilities as of September 30, 2026 (refer to Note 11, Accrued Liabilities) because the Grünenthal MOU was binding as of that date.

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

ArkBio License Agreement

Prior to the Company’s acquisition of Azstarys in May 2026, Commave and Ark Biopharmaceutical Limited (“ArkBio”) entered into an out-licensing agreement (the “ArkBio Agreement”) pursuant to which Commave granted ArkBio the exclusive rights to develop, manufacture and commercialize Azstarys in the People's Republic of China, Hong Kong, Macau and Taiwan (collectively, the “Territory”). The ArkBio Agreement continues until the later of (i) ten years after the first commercial sale of Azstarys in China or (ii) the expiration of the last valid claim within the Company's patent rights covering Azstarys in the Territory.

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

On September 4, 2026, Commave Therapeutics SA, a subsidiary of the Company, entered into a supply agreement (the “Qilu Supply Agreement”) with ANLON International Biopharma Limited (“Qilu Buyer”), which joined on August 27, 2026 as a co-sublicensee under the sublicense granted by ArkBio to Qilu Pharmaceutical Co., Ltd. The Qilu Supply Agreement is the commercial supply agreement for Azstarys in China contemplated under the ArkBio Agreement. Under the Qilu Supply Agreement, the Company manufactures and supplies Azstarys to Qilu Buyer for sale in the People’s Republic of China on an exclusive basis. The Qilu Supply Agreement does not provide for an upfront payment or license fee. No milestone payments, royalties or other consideration were earned under the ArkBio Agreement, and no revenue was recognized under the ArkBio Agreement or the Qilu Supply Agreement, from the Azstarys Acquisition Date through September 30, 2026 (refer to Note 3, Revenue from Contracts with Customers).

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

The following table presents the computations of basic and dilutive earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$21,759	$31,507	$21,204	$45,907
Adjustment for interest expense on convertible senior notes, net of tax	1,535	1,562	—	4,521
Net income - diluted	$23,294	$33,069	$21,204	$50,428
Denominator:
Weighted-average shares outstanding — basic	31,731,198	31,571,410	32,091,846	31,724,439
Effect of dilutive securities:
Stock options	120,121	234,972	176,623	234,830
Restricted stock units	649,005	1,026,789	862,191	820,497
Employee stock purchase plan	4,226	414	4,220	—
Convertible senior notes	6,606,305	6,606,305	—	6,606,305
Weighted average shares outstanding — diluted	39,110,855	39,439,890	33,134,880	39,386,071

Earnings per share — basic	$0.69	$1.00	$0.66	$1.45
Earnings per share — diluted	$0.60	$0.84	$0.64	$1.28
The following table presents dilutive securities excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	130,344	130,344	130,344	130,344
Restricted stock units	869,654	14,381	698,972	17,431
Performance share units	416,524	313,642	416,524	313,642
Employee stock purchase plan	—	—	—	38,212
Convertible notes	—	—	6,606,305	—
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
There were no transfers between Levels 1, 2, and 3 during the nine months ended September 30, 2026 and 2025.
The following table presents the Company’s financial instruments carried at fair value using the lowest level input applicable to each financial instrument as of September 30, 2026 and December 31, 2025:

	Total	Quoted Prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2026
Assets
Cash equivalents:
Money market funds	$2,025	$2,025	$—	$—
Total assets measured at fair value	$2,025	$2,025	$—	$—
Liabilities
Contingent consideration	$35,630	$—	$—	$35,630
Total liabilities measured at fair value	$35,630	$—	$—	$35,630

December 31, 2025
Cash equivalents:
Money market funds	$119,363	$119,363	$—	$—
Marketable securities:
Corporate debt securities	140,261	—	140,261	—
U.S. Treasury securities	2,959	—	2,959	—
Government-sponsored securities	5,000	—	5,000	—
Commercial paper	7,207	—	7,207	—
Total assets measured at fair value	$274,790	$119,363	$155,427	$—
Contingent Consideration
The Company’s contingent consideration liability is related to the Azstarys Acquisition in 2026. The Azstarys Acquisition included a contingent payment of $135,000 related to the achievement of certain future commercial and manufacturing milestones eligible to be earned through various achievement periods, extending through March 31, 2029.

The contingent consideration liability is measured at fair value using a discounted cash flow method for technical milestones and a Monte Carlo simulation for net sales-based milestones. The Company classifies its contingent consideration liability as a Level 3 fair value measurement. The following table presents the significant unobservable inputs used in the fair value measurements as of September 30, 2026 (in thousands, except percentages and dates):

Contingent Consideration Liability	Fair Value at September 30, 2026	Valuation Technique	Significant Unobservable Inputs	Range
Technical milestones	$27,617	Discounted cash flow	Probability of payment	81.0% - 90.0%
			Expected achievement dates	March 2027 - December 2027
			Payment discount rate	6.8% - 7.0%
Net sales-based milestones	8,013	Monte Carlo simulation	Net sales volatility	35.0%
			Net sales discount rate	11.2%
			Payment discount rate	6.8% - 7.2%
Total contingent consideration	$35,630

Significant increases or decreases in the probability of achievement, expected achievement dates, net sales volatility or discount rates could result in a higher or lower fair value measurement.

Change in the Fair Value of Contingent Consideration

The change in fair value of the contingent consideration resulted in a gain of $2,895 for both the three and nine months ended September 30, 2026.

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration for the Azstarys Acquisition (dollars in thousands):

Azstarys Acquisition Contingent Consideration
Balance as of December 31, 2025	$—
Azstarys Acquisition date fair value	38,525
Change in fair value (gain)	(2,895)
Balance as of September 30, 2026	$35,630

Assets and Liabilities Not Carried at Fair Value
Convertible Senior Notes
The Company’s convertible senior notes are considered Level 2 financial liabilities. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, such as broker quotes in a non-active market. As of September 30, 2026, the fair value of the Company’s 2.875% convertible senior notes due in 2029 was $241,349 and the net carrying value was $238,996.
Term Notes Payable
The Company’s term notes are considered Level 2 financial liabilities. The fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. As of September 30, 2026, the carrying amount of the term notes reasonably approximated the estimated fair value.

Deferred Royalty Obligation
The Company’s deferred royalty obligation liability was assumed as part of the Ironshore Acquisition in 2024. Refer to Note 14, Deferred Royalty Obligation, for more information.
The deferred royalty obligation is considered a Level 3 fair value measurement. The fair value of the Company’s deferred royalty obligation was approximately $132,678 as of September 30, 2026 and a net carrying value of $120,612.
Other Assets and Liabilities
As of September 30, 2026, and December 31, 2025, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, and accrued rebates, returns and discounts reasonably approximated their estimated fair values.
8. Marketable Securities
As of September 30, 2026, the Company did not hold any marketable securities, including available-for-sale debt securities.
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
As of September 30, 2026, the Company had no marketable securities outstanding and no related unrealized gains or losses remained in accumulated other comprehensive income. As of December 31, 2025, unrealized losses on the Company’s available-for-sale securities were immaterial. In connection with funding the Azstarys Acquisition, proceeds from sales of available-for-sale securities were $151,805 during the nine months ended September 30, 2026. Realized gains and losses are determined using the specific identification method. Gross realized gains and gross realized losses on these sales, and the corresponding amounts reclassified from accumulated other comprehensive income into earnings, were $78 and $295, respectively, during the nine months ended September 30, 2026. There were no sales of marketable securities during the three months ended September 30, 2026 or during the three and nine months ended September 30, 2025. Other comprehensive income related to marketable securities, net of tax, was zero for the three months ended September 30, 2026 and the other comprehensive loss related to marketable securities, net of tax, was $319 for the nine months ended September 30, 2026. Other comprehensive income related to marketable securities, net of tax, was $(45) and $237 for the three and nine months ended September 30, 2025, respectively. The Company had no transfers of available-for-sale securities into the trading category and did not hold trading securities during the periods presented.
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
The Company did not record any allowance for credit losses on its available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025.
9. Inventory
Inventory as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$26,487	$18,963
Work in process	30,723	15,094
Finished goods	38,838	20,869
Total inventory	$96,048	$54,926
Long-term inventory is included in other noncurrent assets in the Company’s Condensed Consolidated Balance Sheet.
The balance sheet classification of inventory consisted of the following:

	September 30, 2026	December 31, 2025
Inventory	$88,202	$40,912
Other noncurrent assets	7,846	14,014
Total inventory	$96,048	$54,926
10. Goodwill and Intangible Assets
As of September 30, 2026 and December 31, 2025, the Company’s goodwill balance was $193,885 and $145,925, respectively. The Company’s goodwill as of September 30, 2026 resulted from the Azstarys Acquisition on May 12, 2026, the Ironshore Acquisition on September 3, 2024 and the BDSI Acquisition on March 22, 2022.
During the three months ended September 30, 2026, the Company recognized an intangible asset of $3,811 for two Orange Book-listed patents covering Nucynta ER, which are included in Nucynta Products in the table below. The intangible asset is amortized on a straight-line basis through September 22, 2028, consistent with the patent expiration.

The following table sets forth the cost, accumulated amortization, and carrying amount of intangible assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
Jornay PM	$635,000	$(173,942)	$461,058	$635,000	$(111,072)	$523,928
Azstarys	635,000	(21,123)	613,877	—	—	—
Belbuca	360,000	(341,152)	18,848	360,000	(284,607)	75,393
Nucynta Products	524,979	(521,247)	3,732	521,170	(493,478)	27,692
Symproic	70,000	(32,966)	37,034	70,000	(27,503)	42,497
Total intangible assets	$2,224,979	$(1,090,430)	$1,134,549	$1,586,170	$(916,660)	$669,510
The following table presents amortization expense recognized in cost of product revenues for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Jornay PM	$20,957	$20,957	$62,871	$62,872
Belbuca	18,848	18,849	56,544	56,544
Nucynta Products	78	13,847	27,770	41,538
Azstarys	13,642	—	21,123	—
Symproic	1,821	1,820	5,464	5,465
Total amortization expense	$55,346	$55,473	$173,772	$166,419
As of September 30, 2026, the remaining amortization expense expected to be recognized is as follows:

Years ended December 31,	Jornay PM	Azstarys	Belbuca	Nucynta Products	Symproic	Total
Remainder of 2026	$20,959	$13,640	$18,848	$467	$1,822	$55,736
2027	83,829	54,567	—	1,866	7,285	147,547
2028	83,829	54,567	—	1,399	7,285	147,080
2029	83,829	54,567	—	—	7,285	145,681
2030	83,829	54,567	—	—	7,285	145,681
Thereafter	104,783	381,969	—	—	6,072	492,824
Remaining amortization expense	$461,058	$613,877	$18,848	$3,732	$37,034	$1,134,549

11. Accrued Liabilities
Accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Accrued audit and legal	$12,936	$1,703
Accrued interest	6,930	12,023
Accrued payroll and related benefits	6,863	3,382
Accrued sales and marketing	6,634	3,039
Accrued bonuses	6,417	9,172
Accrued other operating costs	6,393	5,171
Accrued product taxes and fees	6,073	7,732
Accrued incentive compensation	5,014	3,714
Accrued patent acquisition cost	3,811	—
Accrued royalties	3,078	7,987
Liability for cash-settled share-based awards assumed from Ironshore Acquisition	2,435	2,435
Accrued inventory	2,313	2,809
Accrued income taxes	1,837	3,297
Total accrued liabilities	$70,734	$62,464
As of September 30, 2026, accrued audit and legal, accrued royalties and accrued patent acquisition cost include $11,034, $2,155 and $3,811, respectively, of the $17,000 Settlement Payment payable to Grünenthal, which was paid on October 15, 2026 (refer to Note 5, License Agreements).

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
On September 10, 2026, the Company entered into a First Amendment to the 2025 Credit Agreement (the “First Amendment”) with Truist Bank, as administrative agent, and the required lenders. The First Amendment, among other things, required Commave Therapeutics SA, GPC Commave Holding LLC and Commave Sub, LLC to become guarantors and grantors under the guaranty and security agreement for the 2025 Credit Facility; added certain Azstarys-related intellectual property of Commave Therapeutics SA and the Company’s equity interests in GPC Commave Holding LLC and Commave Sub, LLC to the collateral securing the 2025 Credit Facility; and expanded the hedging transactions the Company is permitted to enter into, including forward equity sale agreements in connection with at-the-market offerings, equity derivatives and accelerated share repurchases. The First Amendment did not change the interest rate, maturity, scheduled amortization or commitments under the 2025 Credit Agreement. The First Amendment was accounted for as a debt modification, and the Company capitalized an immaterial amount of fees as debt issuance costs, which are amortized to interest expense over the remaining term of the 2025 Credit Facility using the effective interest method.

The following table presents the total interest expense recognized related to the 2025 Credit Facility and 2024 Term Loan during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$14,685	$13,620	$36,355	$41,542
Amortization of debt discounts and debt issuance costs	924	1,080	2,308	3,287
Total interest expense	$15,609	$14,700	$38,663	$44,829

As of September 30, 2026, the effective interest rate on the 2025 Term Loan was 7.1%.
As of September 30, 2026, scheduled principal repayments under the 2025 Term Loan and the Delayed Draw Term Loan were as follows:

Years ended December 31,	Principal Payments
Remainder of 2026	$11,000
2027	66,000
2028	66,000
2029	88,000
2030	623,500
Total before unamortized discount and issuance costs	$854,500
Less: unamortized discount and issuance costs	(11,993)
Term notes carrying value	$842,507
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
As of September 30, 2026, none of the above circumstances had occurred and as such, the 2029 Convertible Notes could not have been converted.

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
The 2029 Convertible Notes are classified on the Condensed Consolidated Balance Sheet as of September 30, 2026 as convertible senior notes.
As of September 30, 2026, the outstanding balance of the 2029 Convertible Notes consisted of the following:

2029 Convertible Notes
Principal	$241,500
Less: unamortized issuance costs	(2,504)
Net carrying amount	$238,996
The Company determined the expected life of the 2029 Convertible Notes was equal to the six-year term. The effective interest rate on the 2029 Convertible Notes is 3.3%. As of September 30, 2026, the if-converted value of the 2029 Convertible Notes did not exceed the remaining principal amount.

As of September 30, 2026, the future minimum payments on the 2029 Convertible Notes were as follows:

Years ended December 31,	2029 Convertible Notes
Remainder of 2026	$—
2027	6,943
2028	6,943
2029	244,972
Total minimum payments	$258,858
Less: interest	(17,358)
Less: unamortized issuance costs	(2,504)
Convertible notes carrying value	$238,996
The following table presents the total interest expense recognized related to the 2029 Convertible Notes during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$1,736	$1,735	$5,207	$5,207
Amortization of debt issuance costs	264	263	781	778
Total interest expense	$2,000	$1,998	$5,988	$5,985

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
The effective interest rate as of September 30, 2026 was approximately 13.5%.
A rollforward of the deferred royalty obligation for the nine months ended September 30, 2026 and 2025 is as follows:

Deferred Royalty Obligation
Balance as of December 31, 2025	$121,563
Net amortization	(951)
Net carrying amount as of September 30, 2026	$120,612

Deferred Royalty Obligation
Balance as of December 31, 2024	$120,613
Net accretion	1,666
Net carrying amount as of September 30, 2025	$122,279
The total interest expense recognized related to the deferred royalty obligation during the three and nine months ended September 30, 2026 was $4,333 and $12,400, respectively, including net amortization of $745 and $951, respectively. The total interest expense recognized related to the deferred royalty obligation during the three and nine months ended September 30, 2025 was $3,704 and $10,841, respectively, including net amortization of $348 and net accretion of $1,666, respectively. Total royalty payments made under the agreement during the three and nine months ended September 30, 2026 were $8,189 and $16,577, respectively, and were recorded as a reduction to accrued interest. Total royalty payments made under the agreement during the three and nine months ended September 30, 2025 were $4,435 and $8,582, respectively, and were recorded as a reduction to accrued interest.

15. Equity
The changes in shareholders’ equity for the three and nine months ended September 30, 2026 were as follows:

	Common Stock		Additional Paid- In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	40,736,330	$41	$624,954	(9,028,722)	$(222,510)	$(101,129)	$319	$301,675
Exercise of common stock options	17,195	—	394	—	—	—	—	394
Issuance for employee stock purchase plan	36,064	—	947	—	—	—	—	947
Vesting of RSUs and PSUs	981,487	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(335,385)	(1)	(15,432)	—	—	—	—	(15,433)
Stock-based compensation	—	—	10,880	—	—	—	—	10,880
Other comprehensive loss, net of tax	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	—	—	14,496	—	14,496
Balance, March 31, 2026	41,435,691	$41	$621,743	(9,028,722)	$(222,510)	$(86,633)	$(219)	$312,422
Exercise of common stock options	29,137	—	481	—	—	—	—	481
Vesting of RSUs and PSUs	80,385	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(18,181)	—	(646)	—	—	—	—	(646)
Stock-based compensation	—	—	14,484	—	—	—	—	14,484
Other comprehensive income, net of tax	—	—	—	—	—	—	219	219
Net loss	—	—	—	—	—	(15,051)	—	(15,051)
Balance, June 30, 2026	41,527,032	$41	$636,062	(9,028,722)	$(222,510)	$(101,684)	$—	$311,909
Exercise of common stock options	22,015	—	428	—	—	—	—	428
Issuance for employee stock purchase plan	29,278	—	898	—	—	—	—	898
Vesting of RSUs and PSUs	120,659	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(42,177)	—	(1,003)	—	—	—	—	(1,003)
Share repurchases from ASR agreement	—	—	(10,000)	(1,556,420)	(40,000)	—	—	(50,000)
Stock-based compensation	—	—	12,445	—	—	—	—	12,445
Net income	—	—	—	—	—	21,759	—	21,759
Balance, September 30, 2026	41,656,807	$42	$638,830	(10,585,142)	$(262,510)	$(79,925)	$—	$296,437

The changes in shareholders’ equity for the three and nine months ended September 30, 2025 were as follows:

	Common Stock		Additional Paid- In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	39,646,749	$40	$590,251	(8,206,594)	$(197,505)	$(163,999)	$55	$228,842
Exercise of common stock options	67,718	—	1,552	—	—	—	—	1,552
Issuance for employee stock purchase plan	17,868	—	506	—	—	—	—	506
Vesting of RSUs and PSUs	956,368	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(350,311)	—	(10,593)	—	—	—	—	(10,593)
Stock-based compensation	—	—	11,524	—	—	—	—	11,524
Other comprehensive income, net of tax	—	—	—	—	—	—	186	186
Net income	—	—	—	—	—	2,417	—	2,417
Balance, March 31, 2025	40,338,392	$40	$593,240	(8,206,594)	$(197,505)	$(161,582)	$241	$234,434
Exercise of common stock options	21,944	—	308	—	—	—	—	308
Vesting of RSUs and PSUs	102,760	—	—	—	—	—	—	—
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(14,949)	—	(428)	—	—	—	—	(428)
Share repurchases from ASR agreement	—	—	(5,000)	(692,281)	(20,005)	—	—	(25,005)
Stock-based compensation	—	—	10,818	—	—	—	—	10,818
Other comprehensive income, net of tax	—	—	—	—	—	—	96	96
Net income	—	—	—	—	—	11,983	—	11,983
Balance, June 30, 2025	40,448,147	$40	$598,938	(8,898,875)	$(217,510)	$(149,599)	$337	$232,206
Exercise of common stock options	89,684	—	1,435	—	—	—	—	1,435
Issuance for employee stock purchase plan	32,319	—	857	—	—	—	—	857
Vesting of RSUs and PSUs	85,287	1	—	—	—	—	—	1
Shares withheld for employee taxes upon vesting of RSUs and PSUs	(25,836)	—	(964)	—	—	—	—	(964)
Share repurchases from ASR agreement	—	—	5,000	(129,847)	(5,000)	—	—	—
Stock-based compensation	—	—	9,811	—	—	—	—	9,811
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45)	(45)
Net income	—	—	—	—	—	31,507	—	31,507
Balance, September 30, 2025	40,629,601	$41	$615,077	(9,028,722)	$(222,510)	$(118,092)	$292	$274,808
Common Stock
In May 2015, the Company adopted the Amended and Restated 2014 Stock Incentive Plan (the “Plan”), under which an aggregate of 2,700,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus an annual increase on the first day of each fiscal year until the expiration of the Plan equal to 4% of the total number of outstanding shares of common stock on December 31 of the immediately preceding calendar year (or a lower amount as otherwise determined by the Company’s board of directors (“Board of Directors”) prior to January 1). The Plan expired on May 11, 2025 and on May 15, 2025, the Company’s shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), under which an aggregate of 1,600,000 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company, plus (i) shares of common stock that remained available for grants under the Plan as of its expiration and (ii) any shares of common stock subject to outstanding grants under the Plan that terminate, expire or are canceled, forfeited, exchanged or surrendered without having been exercised, vested or paid under the Plan. As of September 30, 2026, there were 2,288,088 shares of common stock available for issuance pursuant to the 2025 Plan.
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
In May 2025, the Company’s Board of Directors authorized an accelerated share repurchase (“ASR”) program to repurchase $25,000 of the Company’s common stock as part of the 2024-2025 Repurchase Program. Under the terms of the Company’s ASR agreement with an investment bank, the Company paid $25,000 on May 9, 2025, and received 692,281 shares, representing 80% of the upfront payment on a price per share of $28.89, the closing price on the date the agreement was executed. The remaining shares to be purchased by the Company were to be based on the volume-weighted average price of its common stock through July 29, 2025, minus an agreed upon discount between the parties. In July 2025, the ASR agreement settled and the Company received an additional 129,847 shares, bringing the total shares repurchased pursuant to the ASR agreement to 822,128.
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
In August 2026, the Company’s Board of Directors authorized an ASR program to repurchase $50,000 of the Company’s common stock, as part of the 2025-2026 Repurchase Program. Under the terms of the Company's ASR agreement with an investment bank, the Company paid $50,000 on August 13, 2026, and received 1,556,420 shares, representing 80% of the upfront payment on a price per share of $25.70, the closing price on the date the agreement was executed. The remaining shares to be purchased by the Company will be based on the volume-weighted average price of its common stock over the term of the agreement, which is expected to end in the fourth quarter of 2026, minus an agreed upon discount between the parties.

The ASR agreement was accounted for as two distinct transactions: (1) an immediate repurchase of common stock, recorded as a treasury stock transaction; and (2) a forward contract indexed to the Company’s own stock. The forward contract, which represented the remaining shares to be delivered by the investment bank, was recorded as a reduction to stockholders’ equity as of September 30, 2026. The forward contract associated with the ASR agreement was outstanding as of September 30, 2026.

As of September 30, 2026, the Company repurchased 1,556,420 shares at a weighted-average price of $25.70 per share for a total of $40,000 under the 2025-2026 Repurchase Program and the cost of repurchased shares was recorded as treasury stock in the Condensed Consolidated Balance Sheet. As of September 30, 2026, $100,000 remained available for share repurchases under the 2025-2026 Repurchase Program, which reflects the full $50,000 paid under the ASR agreement, including the $10,000 forward contract that had not yet settled as of September 30, 2026.

16. Stock-based Compensation
Performance Share Units
The Company periodically grants PSUs to certain members of the Company’s senior management team. PSUs vest subject to the satisfaction of annual and cumulative performance and/or market conditions established by the Company’s Compensation Committee.
A summary of the Company’s PSU activity for the nine months ended September 30, 2026 and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	313,642	$41.65
Granted	242,492	61.20
Vested	(160,544)	40.09
Forfeited	(26,795)	53.73
Performance adjustment	47,729	38.45
Outstanding as of September 30, 2026	416,524	$52.49
The number of PSUs granted represents the target number of shares of common stock that may be earned. However, the actual number of shares earned may vary based on the satisfaction of performance criteria. The weighted-average grant date fair value of PSUs granted for the nine months ended September 30, 2026 and 2025 was $61.20 and $40.28, respectively. The total fair value of PSUs vested (measured on the date of vesting) for the nine months ended September 30, 2026 and 2025 was $7,418 and $4,925, respectively.
Restricted Stock Units
The Company granted RSUs to employees during the nine months ended September 30, 2026. RSUs granted prior to 2024 generally vest ratably over a four-year period of service. Beginning in 2024, RSUs granted by the Company vest ratably over a three-year period of service.
A summary of the Company’s RSU activity for the nine months ended September 30, 2026 and related information is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,617,325	$29.57
Granted	1,038,574	43.07
Vested	(1,021,987)	29.31
Forfeited	(250,041)	34.15
Outstanding as of September 30, 2026	2,383,871	$35.08
The weighted-average grant date fair value per share of RSUs granted for the nine months ended September 30, 2026 and 2025 was $43.07 and $30.28, respectively. The total fair value of RSUs vested (measured on the date of vesting) for the nine months ended September 30, 2026 and 2025 was $43,536 and $30,224, respectively.

Stock Options
The Company’s qualified incentive stock options and non-qualified options generally vest ratably over a four-year period and generally have a ten-year contractual life. Upon termination, vested stock options are generally exercisable for three months following the termination date, while unvested options are forfeited immediately upon termination.
A summary of the Company’s stock option activity for the nine months ended September 30, 2026 and related information is as follows:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	559,161	$22.29	3.9	$13,425
Exercised	(68,347)	19.06
Forfeited or canceled	(2,100)	22.36
Outstanding as of September 30, 2026	488,714	$22.74	3.4	$1,288
Exercisable as of September 30, 2026	415,396	$21.21	2.6	$1,288
There were no stock options granted during the nine months ended September 30, 2026 and 2025.
Employee Stock Purchase Plan
The Company’s 2015 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on: (i) the first day of the purchase period; or (ii) the last day of the purchase period. During the nine months ended September 30, 2026, 65,342 shares of common stock were purchased for total proceeds of $1,845. The expense for the three months ended September 30, 2026 and 2025 was $202 and $147, respectively. The expense for the nine months ended September 30, 2026 and 2025 was $519 and $433, respectively.
Stock-based Compensation Expense
The Company’s stock-based compensation expense for the three months ended September 30, 2026 and 2025 was $12,445 and $9,811, respectively, and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations. The Company’s stock-based compensation expense for the nine months ended September 30, 2026 and 2025 was $37,809 and $32,153, respectively, and was recorded as a component of selling, general and administrative expense within the Condensed Consolidated Statements of Operations.
As of September 30, 2026, there was approximately $67,884 of unrecognized compensation expense related to unvested options, restricted stock units, and performance stock units, which is expected to be recognized as expense over a weighted average period of approximately 1.9 years.
17. Commitments and Contingencies
Lease Commitment
In July 2026, the Company entered into an office lease (the “One Lincoln Lease”) with 1 Lincoln Owner, LLC for approximately 40,288 rentable square feet of space in Boston, Massachusetts. The landlord is required to construct certain tenant improvements to the premises at its sole cost, which will be owned by the landlord. The One Lincoln Lease is expected to commence in the first quarter of 2027, when the landlord completes the improvements and makes the premises available to the Company for its use, and will have a term of eleven years from commencement, with the Company having the right to extend the term for two additional five-year terms, subject to notice requirements. Initial annual base rent is approximately $2,075, subject to annual increases of approximately 2.0%. Base rent is abated for the first twelve months following commencement. Because the lease had not commenced as of September 30, 2026, no right-of-use asset or lease liability has been recognized.

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
On April 2, 2021, the Court granted Purdue’s Motion to Lift the Stay in the District of Massachusetts that was entered following Purdue’s Notice of Bankruptcy. On April 9, 2021, Purdue filed another follow-on lawsuit asserting infringement of U.S. Patent No. 10,407,434. The Company responded to Purdue’s complaint with a motion to dismiss. On May 21, 2021, and in response to the Company’s motion to dismiss, Purdue filed an amended complaint. The Company renewed its motion to dismiss on June 4, 2021, arguing: (i) Purdue cannot, as a matter of law, state a claim for infringement under § 271(e)(2)(A); (ii) Purdue cannot, as a matter of law, state a claim for product-by-process infringement under §271(g); and (iii) Purdue has not alleged facts sufficient to support any indirect infringement theory under §271(b) or (c). The Court held a hearing on the Company’s motion to dismiss on October 13, 2021.
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

A successor to Purdue, known as Knoa Pharma LLC, came into existence on or about May 1, 2026, and was substituted as plaintiff in the consolidated action by an order dated July 16, 2026. The parties filed a joint statement with the court on July 8, 2026, indicating that the plaintiff intends to “share with Collegium a draft amended/supplemental complaint, to remove any invalidated claims and/or any grounds of infringement that are no longer applicable, and to add any claims/patents that have issued during the pendency of the case stay.” The joint statement further stated that “[t]he parties then can meet and confer to determine what impact such pleading would have on pending motions and the case schedule the parties may propose to the Court.” Plaintiff has since filed a supplemental and amended complaint, alleging infringement of the previously asserted ’933 and ’434 patents and U.S. Patent No. 11,236,098. On October 13, 2026, the Company filed a motion to dismiss some, but not all, counts from the supplemental and amended complaint. The Court scheduled a hearing on the motion for December 21, 2026. The Court has not set a schedule for discovery or trial.

The remaining patents-in-suit in the lead consolidated action in the District of Massachusetts are the ʼ933, ʼ098, and ʼ434 patents. Knoa has made a demand for monetary relief, requested a judgment of infringement, and an injunction on the sale of the Company’s products accused of infringement. The Company has denied all claims and has requested a judgment that the remaining asserted patents are invalid and/or not infringed; the Company is also seeking a judgment that the case is exceptional and has requested an award of the Company’s attorneys’ fees for defending the case.
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
On September 19, 2019, Purdue notified the Court of its bankruptcy filing and sought an automatic stay of proceedings, which was granted. The Nucynta litigation currently remains subject to the bankruptcy stay. Although the bankruptcy plan has been confirmed, neither Purdue nor its successor, Knoa Pharma LLC, has taken action to have the stay lifted.

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
The Company licensed the rights to make, sell, and have sold Nucynta ER in the United States from Grünenthal (among other rights) under the Grünenthal License and believed that it had all necessary rights to make and sell the authorized generic product to Hikma.

As described in Note 5, pursuant to the Settlement Agreement entered into on October 15, 2026, Grünenthal agreed to dismiss its claims against the Company and Hikma. The court entered an order dismissing the lawsuit in its entirety with prejudice on October 16, 2026.

Opioid-Related Request, Subpoenas, and Litigation
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

On July 27, 2026, several dozen third-party payors filed an action against the Company, other pharmaceutical manufacturers, distributors, pharmacies and other defendants in the Court of Common Pleas of Philadelphia County, Pennsylvania, captioned Plumbers’ Local Union No. 690 Industry Funds et al. v. Purdue Pharma L.P. et al. The complaint alleges that the Company marketed and promoted Nucynta and Xtampza ER to encourage continued opioid prescribing, and asserts claims including violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, statutory consumer fraud, negligence per se, aiding and abetting, conspiracy, public nuisance and unjust enrichment. On October 19, 2026, one of the defendants removed the case to the United States District Court for the Eastern District of Pennsylvania. Collegium intends to contest the plaintiffs’ claims on the law and the facts. The Company plans to defend this case vigorously. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.
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
Ascent Pharmaceuticals
On June 4, 2026, Collegium received a Paragraph IV Notice Letter from Ascent Pharmaceuticals stating that Ascent had submitted an ANDA for a generic version of Belbuca. Specifically, the Notice Letter challenges the ’539 patent, which expires in December 2032, on grounds that it is allegedly invalid. On July 16, 2026, the Company filed a complaint for patent infringement against Ascent in the District of Delaware, initiating Hatch-Waxman litigation and thus triggering a 30-month stay. On September 22, 2026, Ascent filed a motion to dismiss the complaint based on a recent decision of the U.S. Supreme Court. On October 20, 2026, Collegium filed an amended complaint, rendering Ascent’s motion to dismiss moot. The Company remains confident in the strength of the ’539 patent and intends to vigorously defend its intellectual property.

David Lickrish, as legal assignee of North Sound Pharmaceuticals, Inc. (In Official Liquidation)
In May 2025, David Lickrish as legal assignee of North Sound Pharmaceuticals & Development, Inc. (“NSP”) filed a Request for Arbitration against Ironshore Pharmaceuticals & Development, Inc. (“IPD”), a wholly owned subsidiary of Ironshore. The claims in the Request are based on allegations that relate to contracts between IPD and NSP and acts that occurred prior to Collegium’s acquisition of Ironshore. Specifically, it is alleged that IPD violated a License and Assignment Agreement with NSP and committed business torts by forcing NSP into liquidation. The Request for Arbitration seeks compensatory damages, estimated to be in excess of $204,000. Collegium’s response to the claims was filed on August 29, 2025. The three-member arbitration panel has entered its terms of reference and procedural orders, and the arbitration hearing is scheduled for March 29 through April 5, 2027. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

Walgreen Co. v. Collegium Pharmaceutical, Inc. (Xtampza and Nucynta)
Walgreen Co. (“Walgreens”) filed a lawsuit in June 2025 in the United States District Court for the Northern District of Illinois, alleging that Collegium owes more than $14,000 in credits for product returned or attempted to be returned between 2020 and 2023 pursuant to Collegium’s returns policy. Walgreens alleges that the returns policy constitutes a contract between Walgreens and Collegium and seeks to plead claims for breach of contract and, in the alternative, unjust enrichment. Collegium filed a motion to dismiss on August 12, 2025. The Court stayed party discovery pending the outcome of the motion to dismiss but allowed third-party written discovery to commence. On February 18, 2026, the Court granted Collegium’s motion to dismiss for lack of personal jurisdiction. Walgreens then refiled its complaint on March 12, 2026 in the United States District Court for the District of Massachusetts, adding new counts for breach of the implied covenant of good faith and fair dealing and unfair and deceptive business practices under Mass. Gen. Laws ch. 93A, along with a demand for attorneys’ fees and treble damages. On May 1, 2026, Collegium filed a motion to dismiss. On August 19, 2026, the Court granted the motion in part and denied it in part, dismissing the breach of contract and breach of implied covenant of good faith and fair dealing claims and permitting the Chapter 93A and unjust enrichment claims to proceed. On September 16, 2026, Collegium filed a third-party complaint against Walgreens’ reverse distributor, Inmar Rx Solutions, Inc., asserting claims for contribution, indemnification, breach of contract (third-party beneficiary) and tortious interference with contract. Inmar’s response to the third-party complaint is due November 12, 2026, and discovery is underway. Collegium has tendered its defense to a third party which has agreed to defend and indemnify Collegium, subject to a reservation of rights. Collegium intends to vigorously defend against the claims. At this stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss, if any.

18. Income Taxes
The Company is subject to U.S. federal and state income taxes, as well as foreign income taxes. The income tax provision for interim periods reflects the Company’s estimate of the annual effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items which are recorded in the period in which they occur.
The following table presents information regarding the Company’s income tax expense recognized for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Benefit from) provision for income taxes	$(13,853)	$11,929	$(8,090)	$17,676
Effective tax rate	(175.2)%	27.5%	(61.7)%	27.8%
The provision for income taxes for the three and nine months ended September 30, 2026 reflects the estimated annual effective tax rate as adjusted for the discrete nondeductible costs, including, but not limited to, certain transaction costs related to the Azstarys Acquisition, discrete excess tax benefits related to stock-based compensation, and a discrete benefit for the partial release of the valuation allowance related to Swiss net operating losses, driven by a tax law change enacted in September 2026.

The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized. In determining the extent to which a valuation allowance is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, reversal of certain deferred tax liabilities, and other tax planning strategies. The Company has maintained a valuation allowance on the portion of its U.S. state deferred tax assets that are not more likely than not to be realized due to tax limitations or other conditions as of September 30, 2026. The Company has also maintained a valuation allowance on the portion of the deferred tax asset associated with Swiss net operating losses acquired in the Azstarys Acquisition that is not more likely than not to be realized due to tax limitations or other conditions as of September 30, 2026.

On September 18, 2026, the Swiss Federal Council set January 1, 2028 as the entry-into-force date for Motion 21.3001, which extends the carryforward period for net operating losses from 7 years to 10 years for losses incurred in 2020 onwards. This change in tax law was enacted in the third quarter of 2026, and the effect was recognized in that period as a discrete item, resulting in a partial release of the valuation allowance on the Swiss net operating losses acquired in the Azstarys Acquisition. The provision for the three and nine months ended September 30, 2026 includes the discrete deferred tax benefit of $21,000 resulting from the enactment of the change in Swiss tax law.

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
The table below provides information about the Company’s segment, including segment expenses, and a reconciliation to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenues, net	$216,339	$209,361	$609,737	$575,118

Cost of product revenues (excluding intangible asset amortization)	35,575	24,717	83,009	73,820
Intangible asset amortization	55,346	55,473	173,772	166,419
Commercial expenses	46,274	36,931	140,034	121,839
Corporate expenses	24,629	10,905	51,332	33,995
Medical expenses	9,290	7,775	24,337	23,640
Technical operations expenses	232	129	647	363
Stock-based compensation expense	12,445	9,811	37,809	32,153
Other segment items(1)	3,826	1,533	35,481	4,010
Interest expense	21,943	21,767	57,324	63,020
Interest income	(1,127)	(3,116)	(7,122)	(7,724)
(Benefit from) provision for income taxes	(13,853)	11,929	(8,090)	17,676
Net income	$21,759	$31,507	$21,204	$45,907
(1) – Other segment items are primarily acquisition-related expenses, expenses related to the transition of certain of the Company’s executives, and fair value remeasurement of contingent consideration.
Depreciation expense was $491 and $1,033 in the three months ended September 30, 2026 and 2025, respectively. Intangible asset amortization expense was $55,346 and $55,473 in the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $2,766 and $3,259 in the nine months ended September 30, 2026 and 2025, respectively. Intangible asset amortization expense was $173,772 and $166,419 in the nine months ended September 30, 2026 and 2025, respectively.
20. Subsequent Events
On October 15, 2026, the Company and Grünenthal entered into the Settlement Agreement and the Company paid the $17,000 Settlement Payment described in Note 5. Upon payment, the Grünenthal License terminated and all obligations of the Company with respect to royalties under the Grünenthal License were fully and finally discharged. The terms of the Settlement Agreement were consistent with the Grünenthal MOU entered into in September 2026, which was binding as of September 30, 2026, and the Company therefore recognized the Grünenthal Settlement in the three months ended September 30, 2026 (refer to Note 5, License Agreements).

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
We have entered into an authorized generic agreement with Hikma Pharmaceuticals USA Inc. (“Hikma”), pursuant to which we granted Hikma rights relating to an authorized generic version of the Nucynta Products in the United States. A third-party generic version of Nucynta IR launched in late February 2026. Hikma launched authorized generic versions of Nucynta IR and Nucynta ER in the first quarter of 2026, with the Nucynta ER authorized generic launching on March 11, 2026.

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
As of September 30, 2026, the purchase price allocation for the Azstarys Acquisition remained preliminary, and the measurement period will end no later than May 12, 2027 (refer to Note 4, Acquisitions).

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Product revenues, net	$216,339	$209,361	$609,737	$575,118
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization)	35,575	24,717	83,009	73,820
Intangible asset amortization	55,346	55,473	173,772	166,419
Total cost of product revenues	90,921	80,190	256,781	240,239
Gross profit	125,418	129,171	352,956	334,879
Operating expenses
Selling, general and administrative	99,591	67,103	292,535	217,163
Gain on fair value remeasurement of contingent consideration	(2,895)	(19)	(2,895)	(1,163)
Total operating expenses	96,696	67,084	289,640	216,000
Income from operations	28,722	62,087	63,316	118,879
Interest expense	(21,943)	(21,767)	(57,324)	(63,020)
Interest income	1,127	3,116	7,122	7,724
Income before income taxes	7,906	43,436	13,114	63,583
(Benefit from) provision for income taxes	(13,853)	11,929	(8,090)	17,676
Net (loss) income	$21,759	$31,507	$21,204	$45,907
Comparison of the three months ended September 30, 2026 and September 30, 2025
Product revenues, net
Product revenues, net were $216.3 million for the three months ended September 30, 2026 (the “2026 Quarter”), compared to $209.4 million for the three months ended September 30, 2025 (the “2025 Quarter”). The $6.9 million increase is primarily due to increased revenue for Jornay PM of $10.1 million, Azstarys of $26.5 million, partially offset by the decreased revenue for Nucynta Products of $24.0 million, Xtampza ER of $4.7 million, Belbuca of $0.5 million, and Symproic of $0.4 million.
The increase in revenue for Jornay PM of $10.1 million is primarily due to higher sales volume, lower gross-to-net adjustments related to provisions for co-pay program incentives and product returns, and higher gross price, partially offset by higher gross-to-net adjustments related to provisions for rebates.
The increase in revenue for Azstarys of $26.5 million is due to the Azstarys Acquisition in May 2026.
The decrease in revenue for Belbuca of $0.5 million is primarily due to higher gross-to-net adjustments related to provisions for chargebacks and rebates, partially offset by higher gross price and higher sales volume.

The decrease in revenue for the Nucynta Products of $24.0 million is primarily due to the decrease in branded product revenue of $28.2 million, partially offset by the increase in authorized generic product revenue of $4.2 million. The decrease in Nucynta Products branded product revenue was primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for chargebacks and co-pay program incentives, partially offset by higher gross price and lower gross-to-net adjustments related to provisions for rebates and product returns. The increase in Nucynta Products AG product revenue was due to the launch of the authorized generic products in 2026.
The decrease in revenue for Xtampza ER of $4.7 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, partially offset by higher gross price.

The decrease in revenue for Symproic of $0.4 million is primarily due to higher gross-to-net adjustments related to provisions for rebates and lower sales volume, partially offset by higher gross price.
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization) was $35.6 million for the 2026 Quarter, compared to $24.7 million for the 2025 Quarter. The $10.9 million increase was primarily due to the 2026 Quarter including $9.7 million related to the step-up basis in inventory compared to no step-up basis in the 2025 Quarter.
Intangible asset amortization was $55.3 million for the 2026 Quarter, compared to $55.5 million for the 2025 Quarter. The $0.2 million decrease is due to a $13.8 million decrease in amortization of the Nucynta Products intangible assets, including the impact of the intangible asset recognized in connection with the Grünenthal Settlement (refer to Note 5, License Agreements), partially offset by a $13.6 million increase in amortization of the intangible asset related to Azstarys acquired from the Azstarys Acquisition in May 2026. Intangible asset amortization related to Belbuca is expected to be fully amortized during 2026. Amortization of the patents acquired in the Grünenthal Settlement began on September 16, 2026 and was $0.1 million for the 2026 Quarter.

Operating expenses
Selling, general and administrative expenses were $99.6 million for the 2026 Quarter, compared to $67.1 million for the 2025 Quarter. The $32.5 million increase was primarily related to:
•an increase in audit and legal expenses of $11.8 million, primarily due to the $11.0 million litigation settlement expense recognized in connection with the Grünenthal Settlement (refer to Note 5, License Agreements);
•an increase in acquisition-related expenses of $5.2 million primarily due to expenses incurred related to the Azstarys Acquisition;
•an increase in salaries, wages and benefits of $9.2 million, primarily due to additional headcount to support the ongoing growth and commercialization of Jornay PM and Azstarys, as well as higher stock-based compensation expense; and
•an increase in sales and marketing expenses of $8.2 million, primarily due to expenses incurred to support Jornay PM and Azstarys.
Gain on fair value remeasurement of contingent consideration was $2.9 million in the 2026 Quarter, compared to less than $0.1 million in the 2025 Quarter. The increase was due to the remeasurement of the contingent consideration associated with the Azstarys Acquisition.

Interest expense and Interest income
Interest expense was $21.9 million for the 2026 Quarter, compared to $21.8 million for the 2025 Quarter. The $0.1 million increase was primarily due to a higher overall principal balance following the issuance of the May 2026 delayed draw term loan, which was used to partially fund the Azstarys Acquisition, partially offset by a lower interest rate following the December 2025 refinancing of the 2024 Term Loan.

Interest income was $1.1 million for the 2026 Quarter, compared to $3.1 million for the 2025 Quarter. The $2.0 million decrease was primarily due to a lower overall balance invested in the 2026 Quarter compared to the 2025 Quarter.
Taxes
The provision for income taxes was $(13.9) million for the 2026 Quarter, compared to $11.9 million for the 2025 Quarter. The $25.8 million decrease is primarily due to a discrete deferred tax benefit of $21.0 million resulting from the enactment of a change in Swiss tax law and lower earnings before taxes in the 2026 Quarter compared to the 2025 Quarter, partially offset by the impact of discrete non-deductible transaction costs related to the Azstarys Acquisition and the tax treatment of losses in the Swiss subsidiary acquired in the Azstarys Acquisition. The effective tax rate was (175.2)% and 27.5% in the 2026 Quarter and 2025 Quarter, respectively.

Comparison of the nine months ended September 30, 2026 and September 30, 2025

Product revenues, net
Product revenues, net were $609.7 million for the nine months ended September 30, 2026 (the “2026 Period”), compared to $575.1 million for the nine months ended September 30, 2025 (the “2025 Period”). The $34.6 million increase is primarily due to increased revenue for Jornay PM of $33.8 million, Azstarys of $39.4 million, Belbuca of $5.5 million, and Symproic of $0.3 million, partially offset by decreased revenue for Nucynta Products of $35.3 million and Xtampza ER of $9.1 million.
The increase in revenue for Jornay PM of $33.8 million is primarily due to higher sales volume, lower gross-to-net adjustments related to provisions for co-pay program incentives and product returns, and higher gross price, partially offset by higher gross-to-net adjustments related to provisions for rebates.
The increase in revenue for Azstarys of $39.4 million is due to the Azstarys Acquisition in May 2026.
The increase in revenue for Belbuca of $5.5 million is primarily due to higher gross price and higher sales volume, partially offset by higher gross-to-net adjustments related to provisions for chargebacks, rebates, and co-pay program incentives.
The increase in revenue for Symproic of $0.3 million is primarily due to lower gross-to-net adjustments related to provisions for product returns, higher gross price, and higher sales volume, partially offset by higher gross-to-net adjustments related to provisions for rebates.
The decrease in revenue for the Nucynta Products of $35.3 million is primarily due to the decrease in branded product revenue of $47.3 million, partially offset by the increase in authorized generic product revenue of $12.0 million. The decrease in Nucynta Products branded product revenue was primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for chargebacks and co-pay program incentives, partially offset by higher gross price and lower gross-to-net adjustments related to provisions for rebates. The increase in Nucynta Products AG product revenue was due to the launch of the authorized generic products in 2026.
The decrease in revenue for Xtampza ER of $9.1 million is primarily due to lower sales volume and higher gross-to-net adjustments related to provisions for rebates, including the recognition of $3.2 million related to certain rebate settlements in the 2025 Period that did not recur in the 2026 Period, partially offset by higher gross price.
Cost of product revenues
Cost of product revenues (excluding intangible asset amortization) was $83.0 million for the 2026 Period, compared to $73.8 million for the 2025 Period. The $9.2 million increase was primarily due to the 2026 Period including $15.1 million related to the step-up basis in inventory compared to $5.4 million in the 2025 Period, partially offset by a lower royalty expense.

Intangible asset amortization was $173.8 million for the 2026 Period, compared to $166.4 million for the 2025 Period. The $7.4 million increase is primarily due to the 2026 Period including amortization of the intangible asset related to Azstarys acquired from the Azstarys Acquisition in May 2026, partially offset by lower amortization related to the Nucynta Products. Intangible asset amortization related to Belbuca is expected to be fully amortized during 2026.

Operating expenses
Selling, general and administrative expenses were $292.5 million for the 2026 Period, compared to $217.2 million for the 2025 Period. The $75.3 million increase was primarily related to:
•an increase in acquisition-related expenses of $33.2 million primarily due to expenses incurred related to the Azstarys Acquisition;
•an increase in salaries, wages and benefits of $22.1 million, primarily due to additional headcount to support the ongoing growth and commercialization of Jornay PM and Azstarys, as well as higher stock-based compensation expense;
•an increase in sales and marketing expenses of $12.2 million, primarily due to expenses incurred to support Jornay PM and Azstarys; and
•an increase in audit and legal expenses of $11.9 million, primarily due to the $11.0 million litigation settlement expense recognized in connection with the Grünenthal Settlement (refer to Note 5, License Agreements); partially offset by
•a decrease in insurance expenses of $1.7 million, primarily due to lower product liability insurance expenses.

Gain on fair value remeasurement of contingent consideration was $2.9 million in the 2026 Period, compared to $1.2 million in the 2025 Period. The increase was due to the remeasurement of the contingent consideration associated with the Azstarys Acquisition in the 2026 Period, compared to the revaluation of the contingent consideration associated with the Ironshore Acquisition in the 2025 Period.
Interest expense and Interest income
Interest expense was $57.3 million for the 2026 Period, compared to $63.0 million for the 2025 Period. The $5.7 million decrease was primarily due to a lower interest rate following the December 2025 refinancing of the 2024 Term Loan, partially offset by a higher overall principal balance following the issuance of the May 2026 delayed draw term loan, which was used to partially fund the Azstarys Acquisition.
Interest income was $7.1 million for the 2026 Period, compared to $7.7 million for the 2025 Period. The $0.6 million decrease was primarily due to a lower overall balance invested in the 2026 Period compared to the 2025 Period.
Taxes
The provision for income taxes was $(8.1) million for the 2026 Period, compared to $17.7 million for the 2025 Period. The $25.8 million decrease is primarily due to a discrete deferred tax benefit of $21.0 million from the change in Swiss tax law, excess tax benefits related to stock compensation and lower earnings before taxes in the 2026 Period compared to the 2025 Period, partially offset by the impact of discrete non-deductible transaction costs related to the Azstarys Acquisition and the tax treatment of losses in the Swiss subsidiary acquired in the Azstarys Acquisition. The effective tax rate was (61.7)% and 27.8% in the 2026 Period and 2025 Period, respectively.

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
In December 2025, we entered into the 2025 Credit Agreement, which consists of the $580.0 million 2025 Term Loan, a $300.0 million delayed draw term loan commitment, and a $100.0 million revolving credit facility, which was fully available as of September 30, 2026. The 2025 Term Loan was used to repay in full the remaining outstanding obligations under the 2024 Term Loan and to pay fees and expenses relating to the entry into the 2025 Credit Agreement and the remainder for general corporate purposes. In May 2026, the $300.0 million of delayed draw term loan was drawn to partially fund the Azstarys Acquisition.

As of September 30, 2026, the outstanding principal balance of the 2025 Term Loan and the delayed draw term loan was $854.5 million, of which $60.5 million in principal payments are due within the next 12 months.
As of September 30, 2026, the outstanding principal balance of the 2029 Convertible Notes was $241.5 million. The $241.5 million principal balance is due in 2029.
As of September 30, 2026, we had $144.8 million in cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2026, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future.
On October 15, 2026, we paid $17.0 million to Grünenthal under the Grünenthal Settlement described in Note 5. This amount was included in accrued liabilities as of September 30, 2026.

Borrowing Arrangements
The following transactions represent our material borrowing arrangements: the 2025 Term Loan and the 2029 Convertible Notes. Refer to Note 12, Term Notes Payable, and Note 13, Convertible Senior Notes, for more information.

Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$214,972	$206,275
Net cash used in investing activities	(501,241)	(43,463)
Net cash provided by (used in) financing activities	199,820	(88,424)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(86,449)	$74,388
Operating activities. Cash provided by operating activities was $215.0 million for the 2026 Period, compared to $206.3 million for the 2025 Period. The $8.7 million increase was primarily due to an increase in cash flows from changes in working capital, partially offset by a decrease in cash flow from operating results, which reflects operating earnings after adjustment for non-cash items that are included in net income.
Investing activities. Cash used in investing activities was $501.2 million for the 2026 Period, compared to $43.5 million for the 2025 Period. The $457.7 million increase in cash used was primarily due to $655.4 million cash paid to acquire Azstarys (net of cash acquired), partially offset by $151.8 million of cash provided by sales of marketable securities and a $45.8 million decrease in purchases of marketable securities, net of maturities.
Financing activities. Cash provided by financing activities was $199.8 million for the 2026 Period, compared to cash used in financing activities of $88.4 million in the 2025 Period. The $288.2 million increase was primarily due to $299.2 million in proceeds from the 2025 Credit Facility, and a decrease in repayments of term notes of $22.9 million, partially offset by an increase in stock repurchases of $24.9 million, primarily related to the $50.0 million accelerated share repurchase entered into in August 2026.
Funding Requirements and Outlook
We believe that our cash and cash equivalents as of September 30, 2026, together with expected cash inflows from operations, will enable us to fund our operating expenses, debt service, and capital expenditure requirements under our current business plan for the foreseeable future. However, we are subject to all the risks common to the commercialization and development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
•any judgments rendered against us in connection with any of the litigation matters set forth in Note 17, Commitments and Contingencies, to our financial statements; and
•in July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026. As of September 30, 2026, $100.0 million remained available under the program, which reflects the full payment under the accelerated share repurchase agreement we entered into in August 2026. Future share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial conditions, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.
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
•we exclude changes in the fair value of contingent consideration, which are non-cash, acquisition-related items that are not part of our underlying business;
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
Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
GAAP net (loss) income	$21,759	$31,507	$21,204	$45,907
Adjustments:
Interest expense	21,943	21,767	57,324	63,020
Interest income	(1,127)	(3,116)	(7,122)	(7,724)
(Benefit from) provision for income taxes	(13,853)	11,929	(8,090)	17,676
Depreciation	491	1,033	2,766	3,259
Amortization	55,346	55,473	173,772	166,419
Stock-based compensation	12,445	9,811	37,809	32,153
Litigation settlements and contingencies	11,034	3,058	11,034	3,058
Recognition of step-up basis in inventory	9,724	—	15,141	5,431
Executive transition expense	—	—	1,393	1,397
Acquisition-related expenses	6,722	1,552	36,983	3,776
Gain on fair value remeasurement of contingent consideration	(2,895)	(19)	(2,895)	(1,163)
Total adjustments	$99,830	$101,488	$318,115	$287,302
Adjusted EBITDA	$121,589	$132,995	$339,319	$333,209
Adjusted EBITDA was $121.6 million for the 2026 Quarter compared to $133.0 million for the 2025 Quarter. The $11.4 million decrease was primarily due to higher adjusted operating expenses of $13.7 million and higher cost of product revenues, excluding the items adjusted for in adjusted EBITDA, of $4.7 million, partially offset by higher revenues of $6.9 million.

Adjusted EBITDA was $339.3 million for the 2026 Period compared to $333.2 million for the 2025 Period. The $6.1 million increase was primarily due to higher revenues of $34.6 million, partially offset by higher cost of product revenues, excluding the items adjusted for in adjusted EBITDA, of $3.0 million and higher adjusted operating expenses of $25.5 million.

Adjusted Operating Expenses
Adjusted operating expenses is a non-GAAP financial measure that represents GAAP operating expenses adjusted to exclude stock-based compensation expense, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations.
Adjusted operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
GAAP operating expenses	$96,696	$67,084	$289,640	$216,000
Adjustments:
Stock-based compensation	12,445	9,811	37,809	32,153
Executive transition expense	—	—	1,393	1,397
Acquisition-related expenses	6,722	1,552	36,983	3,776
Litigation settlements and contingencies	11,034	—	11,034	—
Gain on fair value remeasurement of contingent consideration	(2,895)	(19)	(2,895)	(1,163)
Total adjustments	$27,306	$11,344	$84,324	$36,163
Adjusted operating expenses	$69,390	$55,740	$205,316	$179,837
Adjusted operating expenses for the 2026 Quarter and the 2026 Period exclude the $11.0 million litigation settlement expense recognized in connection with the Grünenthal Settlement (refer to Note 5, License Agreements), which is included in selling, general and administrative expenses.

Adjusted operating expenses were $69.4 million in the 2026 Quarter compared to $55.7 million in the 2025 Quarter. The $13.7 million increase was primarily driven by:
•an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $6.6 million; and
•an increase in sales and marketing expenses of $8.2 million, primarily due to expenses incurred to support Jornay PM and Azstarys.

Adjusted operating expenses were $205.3 million in the 2026 Period compared to $179.8 million in the 2025 Period. The $25.5 million increase was primarily driven by:
•an increase in salaries, wages, and benefits (excluding stock-based compensation and executive transition expense) of $16.5 million; and
•an increase in sales and marketing expenses of $12.2 million, primarily due to expenses incurred to support Jornay PM and Azstarys; partially offset by
•a decrease in insurance expenses of $1.7 million, primarily due to lower product liability insurance expenses.

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
Adjusted net income and adjusted earnings per share for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
GAAP net (loss) income	$21,759	$31,507	$21,204	$45,907
Adjustments:
Non-cash interest expense	1,188	1,343	3,089	4,065
Amortization	55,346	55,473	173,772	166,419
Stock-based compensation	12,445	9,811	37,809	32,153
Litigation settlements and contingencies	11,034	3,058	11,034	3,058
Recognition of step-up basis in inventory	9,724	—	15,141	5,431
Executive transition expense	—	—	1,393	1,397
Acquisition-related expenses	6,722	1,552	36,983	3,776
Gain on fair value remeasurement of contingent consideration	(2,895)	(19)	(2,895)	(1,163)
Discrete deferred tax benefit from change in tax law	(21,003)	—	(21,003)	—
Income tax effect of above adjustments (1)	(19,126)	(15,453)	(56,714)	(52,061)
Total adjustments	$53,435	$55,765	$198,609	$163,075
Non-GAAP adjusted net income	$75,194	$87,272	$219,813	$208,982

Adjusted weighted-average shares — diluted (2)	39,110,855	39,439,890	39,741,185	39,386,071
Adjusted earnings per share (2)	$1.96	$2.25	$5.63	$5.41
(1)The income tax effect of the adjustments was calculated by applying our blended federal and state statutory rate to the items that have a tax effect. The blended federal and state statutory rate for the three months ended September 30, 2026 and 2025 were 24.1% and 21.8%, respectively; and the blended federal and state statutory rate for the nine months ended September 30, 2026 and 2025 were 23.5% and 24.5%, respectively. As such, the non-GAAP effective tax rates for the three months ended September 30, 2026 and 2025 were 20.4% and 21.7%, respectively; and the non-GAAP effective tax rates for the nine months ended September 30, 2026 and 2025 were 20.5% and 24.2%, respectively.
(2)Adjusted weighted-average shares - diluted were calculated using the “if-converted” method for our convertible notes in accordance with ASC 260, Earnings per Share. As such, adjusted weighted-average shares – diluted includes shares related to the assumed conversion of our convertible notes and the associated cash interest expense is added back to non-GAAP adjusted net income. For the three and nine months ended September 30, 2026 and 2025, adjusted weighted-average shares – diluted includes 6,606,305 shares attributable to our convertible notes. In addition, adjusted earnings per share includes other potentially dilutive securities to the extent that they are not antidilutive.

Contractual Obligations
Except as described below, there have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations from our most recently filed Annual Report.

In May 2026, we borrowed the full $300.0 million of delayed draw term loan commitments under the 2025 Credit Agreement to partially fund the Azstarys Acquisition, which increased the principal amount of, and related interest payments on, our term loan indebtedness (refer to Note 12, Term Notes Payable).

The liability for contingent consideration related to the Azstarys Acquisition had a fair value of $35.6 million as of September 30, 2026 (refer to Note 7, Fair Value of Financial Instruments). The Azstarys Acquisition provides for contingent payments of up to $135.0 million upon the achievement of certain future commercial and manufacturing milestones, which may be earned through March 31, 2029.

Under the Grünenthal Settlement described in Note 5, no royalties accrue on net sales of the Nucynta Products after September 16, 2026, and in October 2026 we paid the $17.0 million Settlement Payment to Grünenthal, which was included in accrued liabilities as of September 30, 2026.

In July 2026, we entered into the One Lincoln Lease, which is expected to commence in the first quarter of 2027 and will have an initial term of eleven years (refer to Note 17, Commitments and Contingencies).

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
As of September 30, 2026, our investment portfolio includes $2.0 million of cash equivalents, which are primarily comprised of money market funds. Our money market funds are short-term highly liquid investments, and our investments in marketable securities have active secondary or resale markets to help ensure liquidity. Furthermore, our investment policy includes guidelines limiting the term-to-maturity of our investments. Due to the nature of our investments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.
2025 Term Loan
The 2025 Term Loan bears interest at an annual rate equal to Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment ranging from 2.75% to 3.75%. The 2025 Term Loan is subject to quarterly amortization payments of the originally funded amount equal to 1.25% in each quarter of 2026, 1.875% in each quarter of 2027 and 2028, and 2.5% in each quarter of 2029 and 2030, with the remaining principal payable at maturity. Based on the outstanding principal amount of the 2025 Term Loan and Delayed Draw Term Loan as of September 30, 2026 of $854.5 million, a hypothetical 1% increase or decrease in interest rates would increase or decrease future annual interest expense by approximately $8.5 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
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
•acquire new products, or develop new indications or line extensions for existing products, in the event that revenues from our existing products are impacted by price controls, loss of intellectual property exclusivity, generic entry or competition; and
•comply with existing and changing laws and regulations that apply to the pharmaceutical industry, including opioid manufacturers, and to our products specifically, including FDA post-marketing requirements.
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
In December 2025, we entered into a Credit Agreement by and among us, the lenders from time to time party thereto and Truist Bank, as administrative agent (the “2025 Credit Agreement”), of which $854.5 million in principal was outstanding as of September 30, 2026 (the “2025 Term Loan”). In addition, we have $241.5 million in 2.875% convertible senior notes due in 2029 (the “2029 Convertible Notes”).
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
•our ability to acquire new products, or develop new indications or line extensions for existing products, in the event that revenues from our existing products are impacted by price controls, loss of intellectual property exclusivity, generic entry or competition; and
•our ability to comply with applicable legal and regulatory requirements, including any additional manufacturing or packaging requirements that may become applicable to certain opioid products.
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
Our commercial organization continues to evolve, including through the acquisition of additional sales force teams and products through our acquisitions, and we cannot guarantee that we will continue to be successful in marketing our products as we grow. In addition, we compete with other pharmaceutical and biotechnology companies with extensive and well-funded sales and marketing operations to recruit, hire, train and retain sales and marketing personnel. If we are unable to continue to grow and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, including with respect to our acquisition of Jornay PM and Azstarys, we may not be able to generate sufficient product revenue and may not remain profitable. Factors that may inhibit our efforts to continue successfully commercializing our products in the United States include:
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
Some of our products contain controlled substances that are subject to state and federal laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Jornay PM’s active ingredient, methylphenidate hydrochloride, Azstarys’ active ingredient, dexmethylphenidate, Xtampza ER’s active ingredient, oxycodone, and the Nucynta Products’ active ingredient, tapentadol hydrochloride are each classified as Schedule II controlled substances under the Controlled Substances Act (“CSA”) and regulations of the DEA, and the active ingredient in Belbuca, buprenorphine hydrochloride, is classified as a Schedule III controlled substance. A number of states also independently regulate these drugs, including oxycodone, tapentadol, methylphenidate, dexmethylphenidate and buprenorphine, as controlled substances. We and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state and federal law enforcement and regulatory agencies and comply with state and federal laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances.
Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. For more information, refer to the section in our Annual Report entitled “Business — Government Regulation — DEA and Opioid Regulation.” We may not be able to obtain sufficient quantities of these controlled substances in order to meet commercial demand. If commercial demand for Xtampza ER, the Nucynta Products, Azstarys or Jornay PM, increases and we cannot meet such demand in a timely fashion because of our limited supply of their active pharmaceutical ingredients, then physicians may perceive such product as unavailable and may be less likely to prescribe it in the future.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Additionally, under the Food and Drug Omnibus Reform Act of 2022, FDA will assign therapeutic equivalence ratings for certain prescription drugs approved via the Section 505(b)(2) NDA pathway with respect to other approved drug products and it is unclear how assignment of these ratings will impact the market opportunity for our products. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore, to obtain a return on the investments we have made in our products. In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered into settlement agreements with certain competitors, we are currently pursuing litigation to defend against Paragraph IV Certifications related to Belbuca. Refer to Note 17, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. We believe that we will continue to be subject to ANDA-related litigation, which can be costly and distracting and has the potential to impact the long-term value of our products.
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

Our reliance on third parties reduces our control over our manufacturing and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The FDA and other regulatory authorities require our products to be manufactured according to Current Good Manufacturing Practice regulations promulgated by the FDA (“cGMP”). Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to inspection deficiencies, a shortage of commercial product, recalls, market withdrawals, or potential products liability exposure for any noncompliant distributed products. Such failure could also be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for products previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting the supply of certain drugs, such as the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation.
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
Competition in the pharmaceutical industry is intense. Our competitors include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Belbuca, Xtampza ER, and the Nucynta Products compete with oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, and non-opioid oral analgesic. Products of these types are marketed by Actavis, Endo, Mallinckrodt, Purdue, Teva, Vertex Pharmaceuticals Incorporated (“Vertex”) and others. Jornay PM competes with currently marketed, branded and generic methylphenidate products for the treatment of ADHD. Azstarys competes with currently marketed, branded and generic dexmethylphenidate products for the treatment of ADHD. Products of these types are marketed by J&J Innovative Medicines, Supernus Pharmaceuticals, Inc., Tris Pharma, Novartis AG, Noven Therapeutics, LLC, UCB SA, Aytu BioScience, Inc., Adlon Therapeutics, Inc. and others. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do.
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
The disaster recovery and business continuity plans we have in place, and the technology that we may rely upon to implement such plans, may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition and results of operations.
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
Sales of our common stock in the public market, either by us or by our current shareholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. All of the shares of our common stock held by our current shareholders may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock. As of September 30, 2026, there were outstanding options to purchase an aggregate of 488,714 shares of our common stock at a weighted average exercise price of $22.74 per share, of which options to purchase 415,396 shares of our common stock were then exercisable. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.
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
In July 2025, our Board of Directors authorized a new share repurchase program for the repurchase of up to $150.0 million of shares of our common stock through December 31, 2026 (the “2025-2026 Repurchase Program”). The 2025-2026 Repurchase Program permits us to effect repurchases through a variety of methods, including open-market purchases (including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act), privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Exchange Act. In August 2026, we entered into an accelerated share repurchase program to repurchase $50.0 million of our common stock, as part of the 2025-2026 Repurchase Program. As of September 30, 2026, we repurchased 1,556,420 shares at a weighted-average price of $25.70 per share for a total of $40.0 million under the 2025-2026 Repurchase Program. As of September 30, 2026, $100.0 million remained available for share repurchases under the 2025-2026 Repurchase Program. Additional share repurchases under the 2025-2026 Repurchase Program will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations and financial condition, the price of our common stock on the NASDAQ Global Select Market, and other factors that we may deem relevant.
We can provide no assurance that we will continue to repurchase shares of our common stock at favorable prices, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.
Purchases of Equity Securities
The following table sets forth shares of common stock repurchased under our 2025-2026 Repurchase Program, as well as shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of performance share units and restricted stock units during the three months ended September 30, 2026:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)		Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2026 through July 31, 2026	2,485		$35.23	—		$150,000
August 1, 2026 through August 31, 2026	1,560,110		25.70	1,556,420		100,000
September 1, 2026 through September 30, 2026	36,002		22.66	—		100,000
Total	1,598,597	(2) (3)	$25.65	1,556,420	(2) (3)	$100,000
(1)The 2025-2026 Repurchase Program was announced on July 1, 2025. The 2025-2026 Repurchase Program provided for the repurchase of up to $150.0 million of outstanding shares of our common stock at any time or times through December 31, 2026.
(2)In August 2026, we received 1,556,420 shares under an accelerated share repurchase agreement entered into as part of the 2025-2026 Repurchase Program. The agreement had an upfront payment of $50.0 million, and the shares received represent 80% of that payment at a price of $25.70 per share. The forward contract for the remaining shares to be delivered by the investment bank was outstanding as of September 30, 2026.
(3)The difference, if any, between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program relates to common stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of performance share units and restricted stock units granted under our Amended and Restated 2014 Stock Incentive Plan.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
The disclosure set forth in Part II – Item 2 above is incorporated herein by reference.
The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended September 30, 2026:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Colleen Tupper	Executive Vice President and Chief Financial Officer	Adoption	August 10, 2026	X		March 15, 2027	10,000
(1) A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1+	Collegium Pharmaceutical, Inc. 2026 Inducement Plan(1)
10.2+	Form of Non-Qualified Stock Option Agreement under Collegium Pharmaceutical, Inc. 2026 Inducement Plan(2)
10.3+	Form of Restricted Stock Unit Award Agreement under Collegium Pharmaceutical, Inc. 2026 Inducement Plan(2)
10.4+	Performance-Based Restricted Stock Unit Award Agreement under Collegium Pharmaceutical, Inc. 2026 Inducement Plan(2)
10.5	First Amendment to the Credit Agreement, dated September 10, 2026, by and among Collegium Pharmaceutical, Inc., the lenders from time to time party thereto and Truist Bank, as administrative agent.
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

COLLEGIUM PHARMACEUTICAL, INC.

Date:	November 5, 2026	By:	/s/ VIKRAM KARNANI
Vikram Karnani
Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2026	By:	/s/ COLLEEN TUPPER
Colleen Tupper
Chief Financial Officer
(Principal financial and accounting officer)